Form 10-Q
period 1994-03-31
ROCHESTER GAS & ELECTRIC CORP
filed 1994-05-12
CIK 84557

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1994
                               -----------------------------------------------
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------    --------------------------

Commission file number               1-672
                       -------------------------------------------------------



               Rochester Gas and Electric Corporation
- ------------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)
               New York                            16-0612110
- ------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             identification No.)




     89 East Avenue, Rochester, NY                 14649
- ------------------------------------------------------------------------------


   (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code   (716) 546-2700
                                                   ----------------------------
               N/A
- -----------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  X        No
                                             ---          ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $5 par value, at April 30, 1994:  37,236,812

        ROCHESTER GAS AND ELECTRIC CORPORATION



                     INDEX





                                                                Page No.
Part I - Financial Information

  Consolidated Balance Sheet - March 31, 1994 and
    December 31, 1993                                            1 - 2

  Consolidated Statement of Income - Three Months
    Ended March 31, 1994                                           3



  Consolidated Statement of Cash Flows - Three Months
    Ended March 31, 1994 and 1993                                  4

  Notes to Financial Statements                                  5 - 15

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         16 - 24



Part II - Other Information

  Legal Proceedings                                               24

  Submission of Matters to a Vote of Security Holders           24 - 25

  Other Events                                                    25

  Exhibits and Reports on Form 8-K                                25

  Signatures                                                      26

  Exhibit Index                                                   27
</TABLE

PART 1 - FINANCIAL INFORMATION
- -----------------------------------------------------

                       ROCHESTER GAS AND ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)
                                     Assets
                                               March 31          December 31
                                                   1994             1993
                                               ------------      ------------
Utility Plant
   Electric                                      $2,249,429        $2,234,530
   Gas                                              360,324           356,484
   Common                                           128,182           125,428
   Nuclear fuel                                     180,746           174,357
                                               ------------      ------------
                                                  2,918,681         2,890,799

Less: Accumulated depreciation                    1,208,366         1,190,801
      Nuclear fuel amortization                     147,851           144,282
                                               ------------      ------------
                                                  1,562,464         1,555,716
Construction work in progress                       107,233           112,750
                                               ------------      ------------
     Net Utility Plant                            1,669,697         1,668,466
                                               ------------      ------------

Current Assets:
  Cash and cash equivalents                           3,570             2,327
  Accounts receivable                               137,860           104,753
  Unbilled revenue receivable                        47,735            61,330
  Materials and supplies                             17,139            19,627
  Gas stored underground                              9,680            38,989
  Prepayments                                        34,813            21,563
                                               ------------      ------------
       Total Current Assets                         250,797           248,589
                                               ------------      ------------

Deferred Debits:
   Unamortized debt expense                          19,194            19,326
   Deferred finance charges-Nine Mile Two            19,242            19,242
   Deferred ice storm charges                        21,006            21,621
   Uranium enrichment decommissioning
    deferral                                         23,192            23,421
   Nuclear generating plant decommissioning
    fund                                             41,490            38,930
   Nine Mile Two deferred costs                      34,251            34,513
   Regulatory asset-income taxes                    241,437           241,741
   Investment in Empire                              38,625            38,560
   Other                                            115,634           103,221
                                               ------------      ------------
        Total Deferred Debits                       554,071           540,575
                                               ------------      ------------
                                                 $2,474,565        $2,457,630
                                               ============      ============
See Accompanying Notes to Financial Statements



                       ROCHESTER GAS AND ELECTRIC CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)
                           Capitalization and Liabilities

                                               March 31          December 31
                                                   1994              1993
                                               ------------      ------------
Capitalization
  Long term debt - mortage bonds                   $655,742          $655,731
  Long term debt - promissory notes                  91,900            91,900
  Preferred stock redeemable at option
  of company                                         67,000            67,000
  Preferred stock subject to mandatory
    redemption                                       55,000            42,000
  Common shareholders' equity
    Common stock
      Authorized 50,000,000 shares; 37,096,064
      shares outstanding at March 31, 1994
      and 36,911,265 shares outstanding at
      December 31, 1993.                            658,042           652,172
    Retained earnings                                89,873            75,126
                                               ------------      ------------
        Total Common Shareholders' Equity           747,915           727,298
                                               ------------      ------------
        Total Capitalization                      1,617,557         1,583,929
                                               ------------      ------------
Long Term Liabilities (Department of Energy):
  Nuclear waste disposal                             68,591            68,055
  Uranium enrichment decommissioning                 21,870            21,749
                                               ------------      ------------
        Total Long Term Liabilities                  90,461            89,804
Current Liabilities:
  Long term debt due within one year                 18,500            21,250
  Preferred stock redeemable within one year            -               6,000
  Notes Payable - Empire                             29,600            29,600
  Short term debt                                    20,000            68,100
  Accounts payable                                   55,860            52,596
  Dividends payable                                  18,092            18,066
  Taxes accrued                                      32,741             6,472
  Interest accrued                                   16,462            12,955
  Other                                              12,711            19,491
                                               ------------      ------------
Total Current Liabilities                           203,966           234,530
                                               ------------      ------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                 423,765           425,648
  Deferred finance charges - Nine Mile Two           19,242            19,242
  Pension costs accrued                              33,642            31,919
  Other                                              85,932            72,558
                                               ------------      ------------
Total Deferred Credits and Other Liabilities        562,581           549,367
                                               ------------      ------------
Commitments and Other Matters (Note 2)                   -                 -
                                               ------------      ------------
      Total Capitalization and Liabilities       $2,474,565        $2,457,630
                                               ============      ============
See Accompanying Notes to Financial Statements
                                               2

                        ROCHESTER GAS AND ELECTRIC CORPORATION
                            CONSOLIDATED STATEMENT OF INCOME
                              (Thousands of Dollars)
                                   (Unaudited)
                                                 For the Three Months Ended
                                             March 31, 1994    March 31, 1993
                                             --------------    --------------
Operating Revenues
  Electric                                         $167,472          $153,489
  Gas                                               138,520           111,265
                                                 ----------        ----------
                                                    305,992           264,754
  Electric sales to other utilities                   4,060             7,521
                                                 ----------        ----------
    Total Operating Revenues                        310,052           272,275

Fuel Expenses
  Fuel for electric generation                       12,556            14,567
  Purchased electricity                              10,670             7,003
  Gas purchased for resale                           85,066            62,886
                                                 ----------        ----------
    Total Fuel Expenses                             108,292            84,456

Operating Revenue less Fuel Expenses                201,760           187,819

Other Operating Expenses
  Operations excluding fuel expenses                 60,100            58,761
  Maintenance                                        16,506            14,097
  Depreciation and amortization                      21,408            20,727
  Taxes - local, state and other                     36,999            33,209
  Federal income tax                                 19,569            16,901
                                                 ----------        ----------
    Total Other Operating Expenses                  154,582           143,695

Operating Income                                     47,178            44,124

Other Income and Deductions
  Allowance for other funds
   used during construction                              92                17
  Federal income tax                                     12               548
  Other - net                                         1,702               805
                                                 ----------        ----------
    Total Other Income and Deductions                 1,806             1,370

Income before Interest Charges                       48,984            45,494

Interest Charges
  Long term debt                                     13,685            14,804
  Other - net                                         1,607             1,974
  Allowance for borrowed funds
   used during construction                            (545)             (368)
                                                 ----------        ----------
    Total Interest Charges                           14,747            16,410

Net Income                                           34,237            29,084

Dividends on Preferred Stock                          1,770             1,825
                                                 ----------        ----------
Earnings Applicable to Common Stock                 $32,467           $27,259
                                                 ==========        ==========
Weighted average number of shares
 outstanding in each period (000's)              37,033,679        34,903,016
Earnings per Common Share                             $0.87             $0.78
Cash Dividends Paid per Common Share                  $0.44             $0.43

  See accompanying Notes to Financial Statments             3

                       ROCHESTER GAS AND ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Thousands of Dollars)
                                    (Unaudited)
                                                       Three Months Ended
                                                              March 31,
                                                        1994        1993
                                                       --------    --------
Cash Flow from Operations:
  Net income                                            $34,237     $29,084
  Adjustments to reconcile net income to net cash
  provided from operating activities:
  Depreciation and amortization                          21,408      20,727
  Amortization of nuclear fuel                            4,106       4,674
  Deferred fuel - electric                               (6,112)     (1,594)
  Deferred income taxes, net                               (663)        237
  Allowance for funds used during construction             (637)       (385)
  Unbilled revenue, net                                  13,595       9,367
  Ice storm costs                                           615         825
  Nuclear generating plant decommissioning               (2,560)     (2,373)
  Uranium enrichment decommissioning                        121         -
  Changes in certain current assets and liabilities:
    Accounts receivable                                 (33,107)    (27,070)
    Materials and supplies                                2,488       4,356
    Taxes accrued                                        26,269      20,314
    Interest accrued                                      3,507        (441)
    Accounts payable                                      3,264       2,061
    Other current assets and liabilities, net            10,425     (10,485)
  Other, net                                              9,270       4,184
                                                       --------    --------
  Total Operating                                        86,226      53,481

Cash Flow from Investing Activities:
Utility Plant
  Plant additions                                       (20,202)    (24,898)
  Nuclear fuel additions                                 (6,389)     (6,233)
  Less:Allowance for funds used during construction         637         385
                                                       --------    --------
  Additions to Utility Plant                            (25,954)    (30,746)
  Investment in Empire-net                                  (65)        -
  Other, net                                                  7        (120)
                                                       --------    --------
  Total Investing                                       (26,012)    (30,866)

Cash Flow from Financing Activities:
  Proceeds from sale of common stock                      4,495       4,084
  Proceeds from sale of long term debt                      -       120,000
  Proceeds from sale of preferred stock                  25,000       -
  Short term borrowing                                  (48,100)    (38,600)
  Retirement of long term debt                           (2,750)    (72,750)
  Retirement of preferred stock                         (18,000)    (12,000)
  Capital stock expense                                   1,375         933
  Discount and expense of issuing long term debt           (400)     (4,254)
  Dividends paid on preferred and common stock          (18,066)    (17,036)
    Other, net                                           (2,525)     (2,364)
                                                       --------    --------
  Total Financing                                       (58,971)    (21,987)

Increase in cash and cash equivalents                    $1,243        $628

Cash and cash equivalents at beginning of period          2,327       1,759
                                                       --------    --------

Cash and cash equivalents at end of period               $3,570      $2,387
                                                       ========    ========

                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                       Three Months Ended
                                                              March 31,
                                                        1994        1993
                                                     ----------  ----------
Cash paid during the period:
  Interest paid (net of capitalized amount)             $10,469     $15,830
  Income taxes paid                                      $1,198        $720

See Accompanying Notes to Financial Statements.

                                            4
/TABLE

ROCHESTER GAS AND ELECTRIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1:  GENERAL

          The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the Company's results for these interim periods. All such adjustments are of a normal recurring nature. The results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating, and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report for the year ended December 31, 1993.

         Operating Federal Income Tax Provision (Thousands of Dollars)
                                For the Three Months
                                     Ended March 31,
                                --------------------
                                    1994       1993
                                    ----       ----
Current                          $20,902     $17,193
Deferred:                        -------     -------
 Ice Storm                          (215)       (177)
 Class life depreciation           4,270       4,575
 Excess fuel costs - net           2,193         263
 Nuclear decommissioning            (283)       (467)
 Unbilled revenues                (4,758)     (3,184)
 Other                            (2,540)     (1,302)
                                 -------     -------
   Total Deferred                 (1,333)       (292)
                                 -------     -------
   Total Operating               $19,569     $16,901
                                 =======     =======

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS 112 AND 115

          Statement of Financial Accounting Standards 112 (SFAS-112), "Employees' Accounting for Postemployment Benefits", was adopted by the Company during the first quarter of 1994. SFAS-112 requires the Company to recognize the obligation to provide postemployment benefits to former or inactive employees after employment but before retirement.
The postemployment obligation at March 31, 1994 was approximately $11 million. The postemployment benefit obligation is being deferred on the balance sheet. The Company will petition the PSC for recovery of incremental expenses as the result of SFAS-112 by the end of 1994.
          Statement of Financial Accounting Standards 115 (SFAS-115), "Accounting for Certain Investments in Debt and Equity Securities" is effective for calendar year 1994 and requires that debt and equity securities not held to maturity or held for trading purposes be recorded at fair value with unrealized gains and losses excluded from earnings and recorded as a separate component of shareholders' equity. The Company's accounting policy prescribed by the PSC with respect to its Nuclear Decommissioning Trusts is to reflect the Trusts' assets at market value and reflect unrealized gains and losses as a change in the corresponding accrued decommissioning liability. Accordingly, the adoption of SFAS 115 is not expected to significantly impact the Company's financial statements.

Note 2.  Commitments and  Other Matters

CAPITAL EXPENDITURES.

          The Company's 1994 construction expenditures program is currently estimated at $138 million, including $16 million related to replacement of the steam generators at the Ginna Nuclear Plant and $2 million of Allowance for Funds Used During Construction (AFUDC). The Company had expended $25 million, including $1 million for steam generator replacement at the Ginna Nuclear Plant and $1 million of AFUDC as of March 31, 1994. The Company has entered into certain commitments for the purchase of materials and equipment in connection with that program.

NUCLEAR-RELATED MATTERS.

          DECOMMISSIONING TRUST. Under accounting procedures approved by Public Service Commission of the State of New York (PSC), the Company has been collecting in its electric rates amounts for the eventual decommissioning of its Ginna Plant and for its 14% share of the decommissioning of Nine Mile Two. The operating licenses for these plants expire in 2009 and 2026 respectively. The Company has collected approximately $63.4 million through March 31, 1994.
          The Nuclear Regulatory Commission (NRC) requires reactor licensees to submit funding plans that establish minimum external funding levels for reactor decommissioning. The Company's plan consists principally of an external decommissioning trust fund covering both its Ginna Plant and its Nine Mile Two share. Since 1990, the Company has contributed some $39.2 million to this fund. In addition, the Company maintains an internal reserve to fund the removal of non-radioactive structures, a feature not covered by the NRC minimum funding.

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

          URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND.
  Nuclear reactor licensees in the U.S. are assessed annually for the decontamination and decommissioning of Department of Energy (DOE) enrichment facilities. The Company made the first of 15 annual payments for this purpose in September 1993, remitting approximately $1.6 million ($1.5 million for the Ginna Plant and $0.1million for its share of the Nine Mile Two plant). For the two facilities the Company recognized liabilities at March 31, 1994 of $23.5 million ($21.8 million as a long-term liability and $1.7 million as a current liability). In October 1993, the Company began recovery of this deferral through its fuel adjustment clause.

          INSURANCE PROGRAM. The Price-Anderson Act establishes a federal program, providing indemnification and insurance against public liability, applicable in the event of a nuclear accident at a licensed U.S. reactor. As a result of amendments to the Act in 1988, the limit of liability has increased to approximately $9.3 billion. Also in 1988 coverage was expanded to include precautionary evacuations and the Act was extended until the year 2002. Under the program, claims would first be met by insurance which licensees are required to carry in the maximum amount available (currently $200 million). If claims exceed that amount, licensees are subject to a retrospective assessment up to $75.5 million per licensed facility for each nuclear incident, payable at a rate not to exceed $10 million per year. Those assessments are subject to periodic inflation-indexing and to a 5% surcharge if funds prove insufficient to pay claims. In addition, the retrospective assessments would be subject to a three percent charge for premium tax. The Company's interests in two nuclear units could thus expose it to a potential liability for each accident of $86.1 million through retrospective assessments of $11.4 million per year in the event of a sufficiently serious nuclear accident at its own or another U.S. commercial nuclear reactor.
          Beginning in 1988, coverage for claims alleging radiation-induced injuries to some workers at nuclear reactor sites was removed from the nuclear liability insurance policies purchased by the Company. Coverage for workers first engaged in nuclear-related employment at a nuclear site prior to 1988 continues to be provided under then-existing nuclear liability insurance policies. Those workers first employed at a nuclear facility in 1988 or later are covered under a separate, industry-wide insurance program. That program contains a retrospective premium assessment feature whereby participants in the program can be assessed to pay incurred losses that exceed the program's reserves. Under the plan as currently established, the Company could be assessed a maximum of $3.1 million over the life of the insurance coverage.
          The Company is a member of Nuclear Electric Insurance Limited, which provides insurance coverage for the cost of replacement power during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million at nuclear generating units. As of March 31, 1994, the Company is purchasing a weekly indemnity limit of $3.5 million in the NEIL I replacement power expense program and full policy limits of $1.4 billion in the NEIL II Property Insurance Program for the Ginna Nuclear Power Plant. Coverage under the Property Insurance Program includes the shortfall in the NRC required external trust fund resulting from the premature decommissioning of a nuclear power plant following an accident with property damage in excess of $500 million. The Company currently has designated $166 million as a sublimit for this coverage at the Ginna Nuclear Power Plant. For its share in the generation of Nine Mile Two the Company purchases a weekly indemnity limit of $.5 million in the NEIL I replacement power expense program. The owners at Nine Mile Two purchase the full policy limit of $1.4 billion in the NEIL II Property Insurance Program and the Company pays its proportionate share of those premiums. The owners at Nine Mile Two have selected the maximum available sublimit of $250 million for premature decommissioning. If an insuring program's losses exceeded its other resources available to pay claims, the Company could be subject to maximum assessments in any one policy year of approximately $4.9 million and $14.2 million in the event of losses under the replacement power and property damage coverages, respectively.

ENVIRONMENTAL MATTERS.

          The production and delivery of energy are necessarily accompanied by the release of by-products subject to environmental controls. In recognition of the Company's responsibility to preserve the quality of the air, water, and land it shares with the community it serves, the Company has taken a variety of measures (e.g., self-auditing, recycling and waste minimization, training of employees in hazardous waste management) to reduce the potential for adverse environmental effects from its energy operations and, specifically, to manage and appropriately dispose of wastes currently being generated. The Company, nevertheless, has been contacted, along with numerous others, concerning wastes shipped off-site to licensed treatment, storage and disposal sites where authorities have later questioned the handling of such wastes. In such instances, the Company typically seeks to cooperate with those authorities and with other site users to develop cleanup programs and to fairly allocate the associated costs.
          As part of its commitment to environmental excellence, the Company is conducting proactive Site Investigation and Remediation (SIR) efforts at Company-owned sites where past waste handling and disposal may have occurred. The Company currently estimates the total costs it could incur for SIR activities at Company-owned sites to be about $20 million. This estimate will vary as better site information is available. The Company anticipates spending $10 million over the next 5 years on SIR initiatives. Approximately $4.5 million has been provided for in rates through June 1996 for recovery of SIR costs. To the extent actual expenditures differ from this amount, they will be deferred for future disposition and recovery as authorized by the PSC.
          In 1985, the New York State Department of Environmental Conservation (NYSDEC) identified property in the vicinity of the Lower Falls of the Genesee River (the Lower Falls) in Rochester as an inactive hazardous waste disposal site. The Company owns, and was the prior owner or operator of, a number of locations within the Lower Falls. In mid-1991, NYSDEC advised the Company that it had delisted the Lower Falls site, i.e., removed it from its Registry of Inactive Hazardous Waste Disposal Sites. The effect of delisting is to terminate the Company's status as a potentially responsible party for the Lower Falls site, to discontinue the pending NYSDEC review of a joint Company/City of Rochester proposal for a limited further investigation of the Lower Falls, to defer the prospect of remedial action and perhaps to end any Company sharing of the cost thereof. However, NYSDEC also stated its intention to consider listing individual coal gasification sites within the larger, original site once the State of New York adopts new federal hazardous waste criteria. There is at least some material at one of the individual coal gasification sites that could trigger relisting. The Company is unable to predict what further listing action NYSDEC may take, but regards the delisting as a positive development.
          The Company and its predecessors formerly owned and operated coal gasification facilities within the Lower Falls. In September 1991 the Company initiated a study of subsurface conditions in the vicinity of retired facilities at its West Station property and has since commenced the removal of soils containing hazardous substances in order to minimize any potential long-term exposure risks. Cleanup efforts have been temporarily suspended while the Company investigates more cost effective remedial technologies. The Company is now in the process of obtaining a modification of an air permit in order to allow some material from its West Station property to be burned in a coal-fired boiler as a possible disposal strategy.
          On a portion of the Company's property in the Lower Falls, and elsewhere in the general area, the County of Monroe has installed and operates sewer lines. During sewer installation, the County constructed over Company property, pursuant to an easement which the Company granted the County, certain retention ponds which reportedly received from the sewer construction area certain fossil-fuel-based materials ("the materials") found there. In July 1989 the Company received a letter from the County asserting that activities of the Company left the County unable to effect a regulatorily-approved closure of the retention pond area. The County's letter takes the position that it intends to seek reimbursement for its additional costs incurred with respect to the materials once the NYSDEC identifies the generator thereof and that any further cleanup action which the NYSDEC may require at the retention pond site is the Company's responsibility. In the course of discussions over this matter, the County has claimed, without offering any evidence, that the Company was the original generator of the materials. It asserts that it will hold the Company liable for all County costs -- presently estimated at $1.5 million -- associated both with the materials' excavation, treatment and disposal and with effecting a regulatorily-approved closure of the retention pond area. The Company could incur costs as yet undetermined if it were to be found liable for such closure and materials handling, although provisions of the easement afford the Company rights which may serve to offset all or a portion of any such County claim. To date, the Company has agreed to pay a 20% share of the County's investigation of this area, which commenced in September 1993 and which is estimated to cost no more than $150,000, but no commitment has been made toward any remedial measures which may be recommended by the investigation.
          In the letter announcing the delisting of the Lower Falls site, NYSDEC indicated an intention to pursue appropriate closure of the County's former retention pond area, suggesting that it will be evaluated separately to determine whether it meets the criteria of a hazardous waste site. The Company is unable to assess what implications the NYSDEC letter may have for the County's claim against it.
          At another location along the River where the Company owns property, a boring taken in Fall 1988 for a sewer system project showed a layer containing a black viscous material. The Company undertook an investigation to determine the extent of the layer. The study found that some of the soil and ground water on-site had been adversely impacted by the hazardous substance constituents of the black viscous material, but evidence was inadequate to determine whether the material or its constituents had migrated off-site. The matter was reported to the NYSDEC and, in September 1990, the Company also provided the agency with a risk assessment for its review. That assessment concluded that the findings warranted no agency action and that site conditions posed no significant threat to the environment. Although NYSDEC could require the Company to undertake further investigation and/or remediation, the agency has taken no action in the over three and one-half years since the report's submittal.
          In August 1990 the Company was notified of the existence of a federal Superfund site located in Syracuse, NY, known as the Quanta Resources Site.
The federal Environmental Protection Agency (EPA) has included the Company in its list of approximately 25 potentially responsible parties (PRPs) at the site,but no data has been produced showing that any of its wastes were delivered to the site. In return for its release from liability for that phase, the Company has joined other PRPs in agreeing to divide among them, utilizing a two-tier structure, EPA's cost of a contractor-performed removal action intended to stabilize the site. The Company, in the lower tier of PRPs, paid its $27,500 share of such cost. The NYSDEC has not yet made an assessment for certain response and investigation costs it has incurred at the site, nor is there as yet any information on which to base an estimate of the cost to design and conduct at the site any remedial measures which federal or state authorities may require.
          On May 21, 1993, the Company was notified by NYSDEC that it was considered a potentially responsible party (PRP) for the Frontier Chemical Pendleton Superfund Site located in Pendleton, NY. The Company has signed a PRP Agreement with 14 other participating parties who have signed an Admiistrative Order on Consent with NYSDEC. The Order on Consent obligates the parties to implement a work plan and remediate the site. The PRPs have negotiated a workplan for site remediation and have retained a consulting firm to implement the workplan. Preliminary estimates indicate site remediation will be between $6 and $8 million. The Company is participating with the group to allocate costs among the PRPs. Although an allocation scheme has yet to be developed, in April 1994 the Company recorded an estimated liability of $0.7 million for site remediation based on volume of material shipped.
          Monitoring wells installed at another Company facility in 1989 revealed that an undetermined amount of leaded gasoline had reached the groundwater. The Company has continued to monitor free product levels in the wells, and has begun a modest free product recovery project, reports on both of which are routinely furnished to the NYSDEC. Free product levels in the wells have declined, but authorities may require further remediation once most of the free product has been recovered.
          The Company is developing strategies responsive to the Federal Clean Air Act Amendments of 1990 (Amendments). The Amendments will primarily affect air emissions from the Company's fossil-fueled electric generating facilities. The Company is in the process of identifying the optimum mix of control measures that will allow the fossil fuel based portion of the generation system to fully comply with applicable regulatory requirements. Although work is continuing, not all compliance control measures have been determined. The Company has adopted control measures for nitrogen oxides (NOx) emissions which must be in effect by the federally mandated compliance date of May 31, 1995. The chosen NOx control measures consist of the installation of low NOx burners on some units, the derating of unit generation by taking burners out of service on other units and placing one unit on cold standby with the redistribution of load to the remaining more efficient units. Capital costs for NOx controls and the installation of continuous emission monitoring systems are not expected to exceed $6.8 million and will be incurred during 1994 and 1995. A range of capital costs between $20 million and $30 million (1993 dollars) has been estimated for the implementation of several potential scenarios which would enable the Company to meet the foreseeable future NOx and sulphur dioxide requirements of the Amendments. These capital costs would be incurred between 1996 and 2000. The Company currently estimates that it could also incur up to $2 million (1993 dollars) of additional annual operating expenses, excluding fuel, to comply with the Amendments. The use of scrubbing equipment is not presently being considered. Likewise, the purchase or sale of "emission allowances," as allowed by the Amendments, is not currently being considered. The Company anticipates that the costs incurred to comply with the Amendments will be recoverable through rates based on previous rate recovery of environmental costs required by governmental authorities.

GAS COST RECOVERY.

          Many interstate gas pipeline companies entered into contracts with gas producers which required the pipeline companies to pay for a minimum amount of gas whether or not the gas is actually taken from the producer (take-or-pay costs). Pursuant to FERC authorization, the Company's gas suppliers have included certain amounts of their take-or-pay costs in the rates charged to the Company.
          The PSC instituted a proceeding in October 1988 to determine the extent to which the gas distribution companies in New York State would be permitted to recover in rates the take-or-pay costs imposed upon them. Through a series of subsequent settlements between the Staff of the PSC and the Company, the Company was permitted to recover in rates 87.5% of the first $12 million of the pipeline take-or-pay costs imposed upon it and all such costs in excess thereof except for a maximum of $562,500.
          As of March 31, 1994 the Company had been billed for $17.7 million of take-or-pay costs and has thus far recovered $16.4 million from its customers. The Company expects only insignificant amounts of take-or-pay costs remain to be billed to the Company.

          As a result of the restructuring of the gas transportation industry by the FERC, there will be a number of changes in this aspect of the Company's business over the next several years. These changes, which will apply throughout the industry, will affect different companies differently and may result, at least initially, in increases in the gas transportation costs of the Company. The Company will also be required to pay a share of certain transition costs incurred by the pipelines as a result of the FERC restructuring. Although the final amounts of such transition costs are subject to continuing negotiations with several pipelines and ongoing pipeline filings requiring FERC approval, the Company expects such costs to range between $43.5 and $52.0 million. A substantial portion of such costs will be on the CNG Transmission Corporation (CNG) system of which approximately $27 million was billed to the Company on December 3, 1993 payable over the following three years. The Company has begun collecting those costs in its gas adjustment clause.
          In a related matter, in connection with the development of the Empire State Pipeline ("Empire") which commenced operation in November 1993, the Company is committed to transportation capacity from Empire, to upstream pipeline transportation and storage service and to the purchase of natural gas in quantities corresponding to these transportation and storage arrangements. The Company also has certain contractual obligations with CNG whereby the Company is subject to demand charges for transportation capacity for a period of eight years. In October 1993, the effective date of implementation of pipeline restructuring pursuant to FERC Order No. 636 and CNG's individual restructuring in Docket No. RS92-14, CNG's transportation rights on upstream pipelines were assigned to its customers, including the Company. The Company has concluded the corresponding contracts with those upstream pipelines.
          The transportation service to be provided by Empire was scheduled to phase in over 12 months, at which point the combined CNG and Empire transportation capacity would have exceeded the Company's current requirements. Therefore, the Company recently entered into a marketing agreement with CNG, pursuant to which CNG will assist the Company in obtaining permanent replacement customers for the transportation capacity the Company will not require. It may renegotiate its arrangements with CNG and/or Empire or it may negotiate assignment, on a permanent or temporary basis, of the transportation capacity that exceeds the requirements of its customers. In addition, under FERC rules, the Company may sell its excess transportation capacity in the market. While CNG has already secured letters of intent for a substantial portion of such capacity, whether and to what extent CNG and/or the Company can successfully negotiate the assignment or sale of the excess capacity, or at what price, cannot be determined at the present time. The retention of some or all of this excess transportation capacity may cause an increase in the Company's gas supply costs. This would be in addition to any increase caused by other aspects of the gas transportation restructuring.

GAS PURCHASE UNDERCHARGES.

          The Company became aware during 1993 that it did not account properly for certain gas purchases for the period August 1990 - August 1992 resulting in undercharges to gas customers of approximately $7.5 million. The Company had previously estimated the effect to approximate as much as $10 million; however, further review determined that the magnitude of the error on previously reported operations was substantially less.
          The undercharges arose from the increased complexity arising from the federal deregulation of the gas industry and the Company's transition from a full requirements customer of one gas supplier to the purchase of gas transportation service and natural gas on the open market. Problems of this type are routinely corrected through the Gas Adjustment Clause process and appropriate amounts are collected from or refunded to customers. Of the total undercharges, $2.3 million has previously been expensed and $5.2 million had been deferred on the Company's balance sheet.
          The Company advised the PSC and all parties to the Company's most recent rate proceeding of the undercharges. In its August 24, 1993 Order approving the Company's three-year rate settlement the PSC made the Company's current gas rates temporary solely to consider the impacts of the erroneous gas accounting, and in a September 13, 1993 Order the PSC instituted a proceeding to investigate the resulting undercollections and the recoverability of such amounts from customers. In its September 13 Order the PSC directed the Company to demonstrate fully the existence and amount of the undercharges, to explain the reasons for the errors, and to address possible general and specific legal limitations on the Company's right to recover portions of the undercharges.
The Company filed evidence and analysis responsive to that Order on October 27, 1993.
          On December 30, 1993, a proposed settlement among the Company, PSC Staff and another party was filed with the PSC. It provided for the recovery in rates of $3.2 million over three years, subject to audit and to limitations on rate adjustments established in the August 24 Order. Due to the limitations established for the first year of the rate settlement and higher than expected costs for gas, the Company will not be able to begin recovery of the undercharges until the second year of the rate settlement. The PSC invited public comment on the proposed settlement and received no opposing comments. The PSC Staff completed its audit, reporting its results by letter to the PSC dated February 14, 1994 and recommended, as a consequence of the audit, that the amount recovered in rates be reduced by $.6 million. The Company accepted the PSC Staff adjustment. By Order issued March 21, 1994, the PSC approved the settlement, including the PSC Staff Adjustment, and made permanent the gas rates that had previously been made temporary pursuant to the August 24 Order. The Company wrote off $2.0 million of the undercharges as of December 31, 1993. The 1993 write-off amounted to a reduction in 1993 earnings of four cents per share, net of tax. In April 1994 the Company wrote off an additional $.6 million. The

1994 writeoff amounts to a reduction in 1994 earnings of approximately one cent per share, net of tax.

OTHER MATTERS.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following is Management's assessment of certain significant factors affecting financial condition and operating results.

                      LIQUIDITY AND CAPITAL RESOURCES

          The Company anticipates meeting its 1994 capital requirements, including debt maturity and sinking fund obligations, primarily from the use of internally generated funds and short-term borrowings. Any refinancing activity would require additional external financing. During the first three months of 1994 cash flow from operations, together with proceeds from external financing activity (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures, the retirement of long-term debt and short-term borrowings and the retirement and refinancing of preferred stock.

CAPITAL REQUIREMENTS

          The Company's capital requirements relate primarily to expenditures for electric generation, transmission and distribution facilities and gas mains and services as well as the repayment of existing debt. The Company continues to make generating plant modifications and its construction program focuses on the need to serve new customers, to provide for the replacement of obsolete or inefficient utility property and to modify facilities consistent with the most current environmental and safety regulations. The Company has no current plans to install additional base load generation. The Company either has contracts or is continuing negotiations for the realization of approximately 24 megawatts of capacity savings being phased-in over the 1993-1996 period under its demand side management program and, beginning in late 1994 or early 1995, expects approximately 55 megawatts of capacity to be supplied by a cogenerator under contract with the Company. The Company has no other obligations with non-utility generating companies at this time.
          Total 1994 capital requirements are currently estimated at $177 million, of which $138 million are for construction, including $2 million of AFUDC, and $39 million are for securities redemptions, maturities and mandatory sinking fund obligations, excluding refinancings. Approximately $25 million, including $1 million for AFUDC, had been expended for construction as of March 31, 1994, reflecting primarily expenditures for electric generating plant to improve operating reliability and to comply with regulatory requirements, expenditures for upgrading electric transmission and distribution facilities and gas mains and expenditures for nuclear fuel.

          Preparation for replacement of the two steam generators at the Ginna Nuclear Plant began in 1993 and will continue until the replacement in 1996. Steam generator fabrication is well underway. All major components for the steam generators have been ordered and most of these components have been delivered. Major sub-assemblies are now being fabricated. Engineering for the installation is underway and is expected to be completed well before the scheduled installation. Cost of the replacement is estimated at $115 million, about $40 million for the units, about $50 million for installation and the remainder for engineering and other services. In 1993 the Company spent $15 million for the steam generator replacement. The Company spent $1 million on this project in the first quarter and expects to spend about $16 million in 1994.
          In November 1993 the Company received its first deliveries of gas on the Empire State Pipeline (Empire), an intrastate natural gas pipeline subject to PSC regulation which extends from Grand Island to Syracuse, New York and connects to the Company's gas distribution facilities. Empire will provide capacity for up to 50 percent of the Company's gas requirements by its second year of operation. In 1992, the Company formed a wholly owned subsidiary, Energyline Corporation (Energyline) to acquire its ownership interest in Empire. The Company's share of ownership in Empire will be dependent upon final project costs and the timing and method of financing selected by the Company. In June 1993 Empire secured a $150 million credit agreement, the proceeds of which are to finance approximately 75 percent of the total construction cost and initial operating expenses. At March 31, 1994 the Company had invested a net amount of $10.2 million in Energyline and was committed for $9.7 million of the borrowings under the credit agreement. The Company's investment in Energyline was consolidated for accounting and reporting purposes with the accounts of the Company. Such consolidation resulted in a $.6 million credit to Other Income during the first quarter of 1994.
          The Company redeemed $20.75 million of securities during the first three months of 1994. On February 15, 1994 the Company reduced its long term debt by $2.75 million pursuant to a cash sinking fund payment on its 10.95% First Mortgage Bonds, Series FF. On March 1, 1994 the Company redeemed $18 million of its 8.25% Preferred Stock, Series R. Funds for these redemptions came from the issuance of short-term debt and internally generated funds.

FINANCING

          The Company is utilizing its credit agreements to meet any interim external financing needs prior to issuing any long-term securities. Interim financing is available from certain domestic banks in the form of short-term borrowings under a $90 million revolving credit agreement which continues until December 31, 1996 and may be extended annually. Borrowings under this revolver are secured by a subordinated mortgage on substantially all its property except cash and accounts receivable. In addition, the Company entered into a Loan and Security Agreement with a domestic bank until December 31, 1994 providing for up to $20 million of short-term debt. Borrowings under this agreement are secured by the Company's accounts receivable. The Company also has unsecured short-term credit facilities totaling $72 million. At March 31, 1994 the Company had short-term borrowings outstanding of $20 million all of which were secured under the revolving credit agreement described above.
          Under provisions of the Company's Certificate of Incorporation, the Company may not issue unsecured debt if immediately after such issuance the total amount of unsecured debt outstanding would exceed 15 percent of the Company's total secured indebtedness, capital and surplus without the approval of at least the majority of the holders of outstanding preferred stock. Under this restriction the Company was able to issue $74 million of unsecured debt as of March 31, 1994. A shelf registration on Form S-3 became effective in August 1993 providing for the offering of $250 million of new securities. The Company may use the shelf registration to offer from time to time its First Mortgage Bonds in one or more series, its Preferred Stock in one or more series and its Common Stock depending on market conditions and Company requirements. The net proceeds from the sale of the securities will be used to finance a portion of the Company's capital requirements, to discharge or refund certain outstanding indebtedness or preferred stock of the Company, to satisfy certain sinking fund obligations or for general corporate purposes. Including the preferred stock described below, the Company has thus far issued approximately $69.4 million of equity securities under this shelf registration.
          On March 22, 1994 the Company completed the public sale of 250,000 shares of 6.60% Preferred Stock, Series V (Cumulative, $100 par value). Net proceeds to the Company of $24,781,250 after deducting underwriting commissions of $218,750 were used to retire short-term debt.
          During the first three months of 1994, the Company issued 184,799 shares of Common Stock through its Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan) and the RG&E Savings Plus Plan (Savings Plus Plan) providing approximately $4.5 million to help finance its capital expenditures program. The new shares were issued at a market price above the book value per share at the time of issuance. At March 31, 1994 the Company had Common Stock available for issuance of 1,038,386 shares under the ADR Plan and 223,518 shares under the Savings Plus Plan.

CAPITAL STRUCTURE

          The Company's retained earnings at March 31, 1994 were $89.9 million, an increase of approximately $14.7 million compared with December 31, 1993. Long-term debt at March 31, 1994, including that due within one year, decreased approximately $2.7 million compared with December 31, 1993, reflecting the redemption of long-term debt as discussed under "Capital Requirements". Preferred Stock, including that due within one year, increased approximately $7.0 million, reflecting the net change from the sale and redemption of preferred stock as discussed under "Capital Requirements" and "Financing". Common equity increased approximately $20.6 million, reflecting the issuance and sale of Common Stock as discussed under "Financing" and an increase in retained earnings. Capitalization at March 31, 1994, was comprised of 44.4 percent common equity, 7.2 percent preferred equity and 48.4 percent long-term debt. The Company has $18.5 million of long-term debt due within one year which, if included in capitalization, would increase the long-term debt component of capitalization at March 31, 1994 to 49.8 percent, decrease the preferred stock component to 6.9 percent and reduce common equity to 43.3 percent of capitalization. It is the Company's long-term objective to move to a less leveraged capital structure and to increase the common equity percentage of capitalization toward the 50 percent range.

RATE BASE AND REGULATORY POLICIES


         The Company is subject to regulation of rates, service, and sale of securities, among other matters, by the PSC. On August 24, 1993 the PSC issued an order approving a settlement agreement (1993 Rate Agreement) among the Company, PSC Staff and other interested parties. This agreement resolves the Company's rate proceedings initiated in July 1992. Retroactive application of new rates to July 1, 1993 was authorized by the PSC. The 1993 Rate Agreement discussed below will determine the Company's rates through June 30, 1996 and includes certain incentive arrangements providing for both rewards and penalties.

         A summary of the 1993 Rate Agreement is presented in the table below. The 1993 Rate Agreement amounts are based on an allowed return on common equity of 11.50% through June 30, 1996. Earnings between 8.50% and 14.50% will be absorbed/retained by the Company. Earnings above 14.50% will be refunded to the customers. If, but not unless, earnings fall below 8.50%, or if cash interest coverage falls below 2.2 times, the Company can seek relief by petitioning the PSC for a review of the 1993 Rate Agreement terms.


                                  Amount of
                                  Increase                Rate of       Rate of
                                 (Decrease)     Percent   Return on   Return on
    Class of                     (Annual Basis) Increase  Rate Base     Equity
    Service     Date of Increase    (000's)    (Decrease) Authorized Authorized
    --------    ---------------- ---------     ---------  ---------- ----------

     Electric      July  1, 1993*   $18,500     2.8%      9.46%         11.50%
                   July  1, 1994*    20,900     2.9       9.39          11.50
                   July  1, 1995*    21,800     2.9       9.41          11.50

     Gas           July  1, 1993*     2,600     1.1       9.46          11.50
                   July  1, 1994*     4,400     1.8       9.39          11.50
                   July  1, 1995*     4,300     1.7       9.41          11.50


               * See below for additional details.

  The following measures were incorporated into the 1993 Rate Agreement:

- - Incentive mechanisms that have the potential to either increase or reduce earnings from 5 to 70 basis points each, depending on the Company's ability to meet a variety of prescribed targets in the areas of electric fuel costs, demand side management, service quality and integrated resource management (relative electric production efficiency). During the rate year ending June 30, 1994, these incentives have the potential to affect earnings by approximately $12 million.

- - Mechanisms for sharing costs between customers and shareholders for operation and maintenance expenses. In general, non-fuel operation and maintenance expense variations are treated in three different ways depending upon the amount of control the Company can exert over them. Those costs that are directly manageable (approximately $172 million in the first rate year) have no sharing and are absorbed by the Company, those costs that are not significantly affected by management action in the short run (approximately $34 million in the first rate year) are trued up 100% and variances resulting from all other such costs (approximately $110 million in the first rate year) are shared 50% by customers and 50% by the Company.

- - Mechanisms for sharing variances between forecasted and actual electric capital expenditures related to production and transmission facilities. The Company will retain the savings for cost of money and depreciation on underspending variances. If there is an overspending variance, cumulatively for the three year settlement period, the Company will write off 50% of such variance. The write-off will be reduced by the cost of money and depreciation expense incurred as a result of the variances. The settlement also provides for a sharing mechanism regarding the replacement of the Ginna nuclear station steam generators. A graduated sharing percentage is applied for up to $15 million of variances, plus or minus, from the forecasted cost of $115 million.

Variances above $130 million or below $100 million are absorbed by the Company.

- - An Electric Revenue Adjustment Mechanism designed to stabilize electric revenues by eliminating the impact of variations in electric sales. A gas weather normalization clause previously in place was retained.

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

                             Electric                           Gas
                   -----------------------------  -----------------------------
                      Per      After Adjustments      Per     After Adjustments
                      Rate     -----------------      Rate    -----------------
                   Agreement   Minimum   Maximum    Agreement  Minimum  Maximum
                   ---------   -------   -------   ----------  -------  -------
    7/93 - 6/94       2.8%        -         -         1.1%        -        -
    7/94 - 6/95       2.9%        0%       4.4%       1.8%        0%      2.6%
    7/95 - 6/95       2.9%        0%       4.5%       1.7%        0%      2.6%
    7/96 - 6/97    Forecast       0%     Forecast   Forecast      0%  Forecast
                                          +1.8%                         +1.1%

          In March and April 1994 the Company filed with the PSC the adjustments required under the various clauses of the 1993 Rate Agreement and submitted a proposal for an electric revenue increase of $20.9 million (2.98%), and a gas revenue increase of $6.3 million (2.52%) for the rate year beginning July 1, 1994. In addition, cost recovery for Empire State Pipeline in the amount of $1.4 million was transferred from the gas adjustment clause to base rate revenues. A PSC decision on the proposed rates is expected by June 30, 1994.
          Under the terms of the 1993 Rate Agreement the Company is entitled, if adjustments so warrant, to increase electric revenues by 4.46%. The Company has earned sufficient incentives to enable it to collect the maximum amount. However, the proposed rates give consideration to the current and future competitive environment by minimizing price impacts on the customer while protecting earnings for shareholders. The Company has deferred for future recovery under the terms of the 1993 Rate Agreement, those incentive amounts which it has elected not to include in the proposed rates.

          In July 1993 the Company requested approval from the PSC for a new flexible pricing tariff for major industrial and commercial electric customers. A settlement in this matter was approved by the PSC on March 19, 1994. This tariff will allow the Company to negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. Under the terms of the settlement, the Company would absorb 30 percent of any net revenues lost as a result of such discounts through June 1996, while the remainder would be recovered from other customers. The portion recoverable after June 1996 is expected to be determined in a generic proceeding currently being conducted by the PSC.

          See Note 2 of the Notes to Financial Statements - Commitments and Other Matters under the heading "Gas Purchase Undercharges" with respect to a proceeding of the PSC to investigate the recoverability of certain undercharges from customers.

                         RESULTS OF OPERATIONS

          The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month period ended March 31, 1994 to the corresponding three-month period ended March 31, 1993.

EARNINGS SUMMARY

                         Earnings Per Common Share
                           For the Periods Ended
                                   March 31,
                           ------------------------
                            1994             1993
                            ----             ----
        Three Months       $ .87            $ .78

          The Company's improved financial performance reflects a modest increase in rates, reductions in interest on debt and continued cost control efforts on the part of employees, coupled with savings due to a seven, percent reduction in the work force resulting from early retirement programs implemented late last year. The per share gain in earnings was partially offset by the effect of issuance of an additional 2.1 million shares of Common Stock since March of 1993.

OPERATING REVENUES AND SALES

          Total Company revenues for the first three months of 1994 were $37.8 million or 13.9% above the first three months of 1993, with most of the gains coming from rate relief and higher fuel costs. The impact of severe cold weather this year was reduced due to rate provisions that moderate the effect of abnormal weather on customer bills.
          Revenues from OEU sales decreased $3.5 million or 46.0% for the three-month comparison period mainly because excess generation was not available from company generating facilities during planned shutdowns.
          The principal factors causing changes in Electric and Gas Department revenues are estimated below:

                                            Comparison of
                                             Three Months
                                            Ended March 31,
                                            1994 and 1993
                                        -----------------------
                                        Increase or (Decrease)
                                        for comparison period
                                        (Millions of Dollars)
                                        Electric           Gas
                                        --------           ---
     Rate increases                     $    5.9        $   1.6
     Fuel costs                              3.6           22.2
     Weather effects (Heating)               3.1             .7
     Customer consumption                     .9           (1.9)
     Other                                    .5            4.7
     Total change in customer           --------        -------
       revenues                             14.0           27.3
     OEU sales                              (3.5)           -
                                        --------        -------
     Total change in operating
       revenues                         $   10.5        $  27.3
                                         =======         ======

FUEL EXPENSES

          Fuel expenses increased in the first three months of 1994 reflecting a higher sendout and unit cost of purchased gas and higher overall electric fuel unit costs partially offset by a decrease in total unit sales of electricity.

OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES

          The increases reflect mainly increased demand side management expenses, higher cost for payroll and employee welfare and materials and supplies.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization increased in the three-month comparison period due mainly to an increase in depreciable plant.

TAXES

          The increase in local, state and other taxes resulted primarily from an increase in revenues combined with an increase in the revenue tax rate, an increase in property tax rates and higher property assessments.
          In August 1993, the Revenue Reconciliation Act of 1993 (1993 Tax Act) was signed into law. Among other provisions, the 1993 Tax Act provides for a Federal corporate income tax rate of 35% (previously 34%) retroactive to January 1, 1993. The Company has adjusted its tax reserve balances to reflect this new rate. There was no earnings impact since the effects of the tax change have been deferred. The Company petitioned the PSC in late 1993 for recognition and recovery of this incremental tax liability which was not reflected in the provisions of its 1993 Rate Agreement. The PSC issued a generic ruling on the treatment of the 1993 Tax Act providing for deferral and future recovery of such expenses if jurisdictional companies met certain requirements. On April 14, 1994 the Company made its compliance filing demonstrating its belief that the effects of this Tax Act ($1,981,000 through June 30, 1994, except for $160,000 stemming from gas operations in the first half of calendar 1993) were recoverable. The ultimate recovery of this deferral remains subject to a favorable decision by the PSC. See Note 1 of the Notes to Financial Statements for further information regarding operating federal income taxes.

OTHER STATEMENT OF INCOME ITEMS

          The increase in allowance for funds used during construction (AFUDC) reflects an increase in the amount of utility plant under construction and not included in rate base.
          Interest charges, excluding AFUDC, were reduced due to the refinancing of long-term debt at lower interest rates, a decrease in long-term debt and lower interest rates despite an upturn late in the 1994 first quarter.

The decrease in dividends on preferred stock reflects the redemption of preferred stock on March 1, 1993 and March 1, 1994.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)  The Company's Annual Meeting of Shareholders was held on April 20,
        1994.

   (b) The following Directors were elected for terms expiring at the Annual Meeting of Shareholders in 1997: Allan E. Dugan,
        Theodore L. Levinson, Arthur M. Richardson, and M. Richard Rose. The following Directors are continuing in office after the meeting:
        Angelo J. Chiarella, Jay T. Holmes, Cornelius J. Murphy,
        Harry G. Saddock, William Balderston III, William F. Fowble,
        Roger W. Kober and Constance M. Mitchell.

   (c) The nominees for election as directors were elected by the following vote:

                                        Shares        Shares       Broker
                                         For         Withheld    Non-Votes
                                      ----------     --------    ---------
          Allan E. Dugan              31,680,918     496,005         0
          Theodore L. Levinson        31,673,667     503,256         0
          Arthur M. Richardson        31,615,570     561,353         0
          M. Richard Rose             31,666,921     510,002         0

ITEM 5.  OTHER EVENTS

         In response to United Nations Framework Convention on Climate Change treaty (Rio Treaty), the Clinton Administration released "The Climate Change Action Plan" in October, 1993. This plan establishes a goal of limiting greenhouse gas emissions to 1990 levels by the year 2000. The Action Plan relies on innovative public/private partnerships to reach the President's goal. The Edison Electric Institute (EEI) wrote the Secretary of Energy (DOE) expressing a willingness to enter into discussions with the Administration to define a voluntary program for the investor owned utilities to control greenhouse gas emissions. The Company wrote the Secretary expressing our interest in these discussions and was subsequently listed as one of the 87 "Global Climate Challenge" companies. DOE and EEI are currently developing understandings upon which a voluntary program will be built. After these negotiations have been completed, the Company will be formulating a strategy for its participation in the plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  See Exhibit Index.


   (b)  Reports on Form 8-K:                       None

                                  SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROCHESTER GAS AND ELECTRIC CORPORATION
                                   --------------------------------------
                                                (Registrant)



Date:  May 12, 1994              By          THOMAS S. RICHARDS
                               --------------------------------------

                                             Thomas S. Richards
                                       Senior Vice President, Finance
                                             and General Counsel


Date:  May 12, 1994              By          DAVID C. HEILIGMAN
                                    --------------------------------------

                                             David C. Heiligman
                                               Vice President,
                                           Secretary and Treasurer

                                  EXHIBIT INDEX



Exhibit 4 - Certificate of Amendment of the Certificate of Incorporation of
            Rochester Gas and Electric Corporation Under Section 805 of the Business Corporation Law filed with the Secretary of State of the State of New York on March 18, 1994.































                                          27


1-10Q3-94.PDS2