Form 10-Q
period 1994-06-30
ROCHESTER GAS & ELECTRIC CORP
filed 1994-08-11
CIK 84557

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1994
                               -------------------------------------
                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number                    1-672
                       ---------------------------------------------


               Rochester Gas and Electric Corporation
- --------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            New York                         16-0612110
- --------------------------------------------------------------------
(State or otherjurisdiction of             (I.R.S. Employer
    incorporation or organization)             identification No.)



     89 East Avenue, Rochester, NY                 14649
- --------------------------------------------------------------------
  (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code   (716) 546-2700
                                       -----------------------------
               N/A
- --------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

       Common Stock, $5 par value, at July 31, 1994:  37,435,435

                      ROCHESTER GAS AND ELECTRIC CORPORATION

                                       INDEX


                                                                Page No.
Part I - Financial Information

  Consolidated Balance Sheet - June 30, 1994 and
    December 31, 1993                                            1 - 2

  Consolidated Statement of Income - Three Months and
    Six Months Ended June 30, 1994 and 1993                      3 - 4

  Consolidated Statement of Cash Flows - Six Months
    Ended June 30, 1994 and 1993                                   5

  Notes to Financial Statements                                  6 - 16

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         17 - 26



Part II - Other Information

  Legal Proceedings                                               26

  Other Events                                                  26 - 27

  Exhibits and Reports on Form 8-K                                27

  Signatures                                                      28
/TABLE

PART 1 - FINANCIAL INFORMATION
- -----------------------------------------------------

                       ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                             (Thousands of Dollars)
                                   (Unaudited)
                                     Assets
                                                 June 30       December 31
                                                   1994           1993


                                               ------------  --------------
Utility Plant
   Electric                                      $2,268,202      $2,234,530
   Gas                                              363,505         356,484
   Common                                           132,255         125,428
   Nuclear fuel                                     181,012         174,357
                                               ------------  --------------
                                                  2,944,974       2,890,799

Less: Accumulated depreciation                    1,225,930       1,190,801
      Nuclear fuel amortization                     151,458         144,282
                                               ------------  --------------
                                                  1,567,586       1,555,716
Construction work in progress                       108,510         112,750
                                               ------------  --------------
     Net Utility Plant                            1,676,096       1,668,466
                                               ------------  --------------

Current Assets:
  Cash and cash equivalents                             829           2,327
  Accounts receivable                               111,058         104,753
  Unbilled revenue receivable                        39,523          61,330
  Materials and supplies                             20,635          19,627
  Gas stored underground                             23,454          38,989
  Prepayments                                        25,573          21,563
                                               ------------  --------------
       Total Current Assets                         221,072         248,589
                                               ------------  --------------

Deferred Debits:
   Unamortized debt expense                          19,235          19,326
   Deferred finance charges-Nine Mile Two            19,242          19,242
   Deferred ice storm charges                        20,390          21,621
   Uranium enrichment decommissioning deferral       20,829          23,421
   Nuclear generating plant decommissioning fund     43,968          38,930
   Nine Mile Two deferred costs                      33,988          34,513
   Regulatory asset-income taxes                    239,087         241,741
   Investment in Empire                              38,575          38,560
   Other                                            126,086         103,221
                                               ------------  --------------
        Total Deferred Debits                       561,400         540,575
                                               ------------  --------------
                                                 $2,458,568      $2,457,630
                                               ============  ==============
See Accompanying Notes to Financial Statements


                                               1

                      ROCHESTER GAS AND ELECTRIC CORPORATION

                            CONSOLIDATED BALANCE SHEET
                              (Thousands of Dollars)
                                   (Unaudited)
                           Capitalization and Liabilities

                                                 June 30        December 31
                                                   1994            1993
                                               ------------  --------------
Capitalization
  Long term debt - mortage bonds                   $643,253        $655,731
  Long term debt - promissory notes                  91,900          91,900
  Preferred stock redeemable at option
  of company                                         67,000          67,000
  Preferred stock subject to mandatory
    redemption                                       55,000          42,000
  Common shareholders' equity
    Common stock
      Authorized 50,000,000 shares; 37,284,580
      shares outstanding at June 30, 1994
      and 36,911,265 shares outstanding at
      December 31, 1993.                            662,579         652,172
    Retained earnings                                81,210          75,126
                                               ------------  --------------
        Total Common Shareholders' Equity           743,789         727,298
                                               ------------  --------------
        Total Capitalization                      1,600,942       1,583,929
                                               ------------  --------------
Long Term Liabilities (Department of Energy):
  Nuclear waste disposal                             69,246          68,055
  Uranium enrichment decommissioning                 18,338          21,749
                                               ------------  --------------
        Total Long Term Liabilities                  87,584          89,804
Current Liabilities:
  Long term debt due within one year                 16,000          21,250
  Preferred stock redeemable within one year           -              6,000
  Notes Payable - Empire                             29,600          29,600
  Short term debt                                    44,800          68,100
  Accounts payable                                   43,261          52,596
  Dividends payable                                  18,175          18,066
  Taxes accrued                                      20,496           6,472
  Interest accrued                                   12,808          12,955
  Other                                              14,951          19,491
                                               ------------  --------------
Total Current Liabilities                           200,091         234,530
                                               ------------  --------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                 421,708         425,648
  Deferred finance charges - Nine Mile Two           19,242          19,242
  Pension costs accrued                              35,365          31,919
  Other                                              93,636          72,558
                                               ------------  --------------
Total Deferred Credits and Other Liabilities        569,951         549,367
                                               ------------  --------------
Commitments and Other Matters (Note 2)                   -             -
                                               ------------  --------------
      Total Capitalization and Liabilities       $2,458,568      $2,457,630
                                               ============  ==============
See Accompanying Notes to Financial Statements
                                               2

                        ROCHESTER GAS AND ELECTRIC CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                              (Thousands of Dollars)
                                   (Unaudited)
                                                 For the Three Months Ended
                                              June 30, 1994    June 30, 1993

                                              -------------    -------------
Operating Revenues
  Electric                                         $154,943          $147,573
  Gas                                                58,788            51,802
                                                 ----------        ----------
                                                    213,731           199,375
  Electric sales to other utilities                   3,352             3,877
                                                 ----------        ----------
    Total Operating Revenues                        217,083           203,252

Fuel Expenses
  Fuel for electric generation                       10,231             9,591
  Purchased electricity                               9,931             8,336
  Gas purchased for resale                           33,432            28,821
                                                 ----------        ----------
    Total Fuel Expenses                              53,594            46,748

Operating Revenue less Fuel Expenses                163,489           156,504

Other Operating Expenses
  Operations excluding fuel expenses                 59,518            59,407
  Maintenance                                        15,519            19,065
  Depreciation and amortization                      21,588            20,913
  Taxes - local, state and other                     33,816            29,036
  Federal income tax                                  8,470             6,788
                                                 ----------        ----------
    Total Other Operating Expenses                  138,911           135,209

Operating Income                                     24,578            21,295

Other Income and Deductions
  Allowance for other funds
   used during construction                              79                27
  Federal income tax                                    905               693
  Regulatory disallowances                             (600)              -
  Other - net                                          (850)              379
                                                 ----------        ----------
    Total Other Income and Deductions                  (466)            1,099

Income before Interest Charges                       24,112            22,394

Interest Charges
  Long term debt                                     13,607            14,107
  Other - net                                         1,299             1,851
  Allowance for borrowed funds
   used during construction                            (402)             (473)
                                                 ----------        ----------
    Total Interest Charges                           14,504            15,485

Net Income                                            9,608             6,909

Dividends on Preferred Stock                          1,866             1,825
                                                 ----------        ----------
Earnings Applicable to Common Stock                  $7,742            $5,084
                                                 ==========        ==========
Weighted average number of shares
 outstanding in each period (000's)                  37,220            35,055
Earnings per Common Share                             $0.20             $0.15
Cash Dividends Paid per Common Share                  $0.44             $0.43

  See accompanying Notes to Financial Statments             3

                        ROCHESTER GAS AND ELECTRIC CORPORATION
                           CONSOLIDATED STATEMENT OF INCOME
                              (Thousands of Dollars)
                                   (Unaudited)
                                                 For the Six Months Ended
                                              June 30, 1994    June 30, 1993
                                              -------------    -------------
Operating Revenues
  Electric                                         $322,414          $301,062
  Gas                                               197,308           163,068
                                                 ----------        ----------
                                                    519,722           464,130
  Electric sales to other utilities                   7,412            11,397
                                                 ----------        ----------
    Total Operating Revenues                        527,134           475,527

Fuel Expenses
  Fuel for electric generation                       22,787            24,158
  Purchased electricity                              20,600            15,339
  Gas purchased for resale                          118,498            91,707
                                                 ----------        ----------
    Total Fuel Expenses                             161,885           131,204

Operating Revenue less Fuel Expenses                365,249           344,323

Other Operating Expenses
  Operations excluding fuel expenses                119,618           118,168
  Maintenance                                        32,025            33,162
  Depreciation and amortization                      42,995            41,640
  Taxes - local, state and other                     70,815            62,245
  Federal income tax                                 28,040            23,688
                                                 ----------        ----------
    Total Other Operating Expenses                  293,493           278,903

Operating Income                                     71,756            65,420

Other Income and Deductions
  Allowance for other funds
   used during construction                             171                44
  Federal income tax                                    918             1,240
  Regulatory disallowances                             (600)              -
  Other - net                                           851             1,184
                                                 ----------        ----------
    Total Other Income and Deductions                 1,340             2,468

Income before Interest Charges                       73,096            67,888

Interest Charges
  Long term debt                                     27,292            28,911
  Other - net                                         2,905             3,825
  Allowance for borrowed funds
   used during construction                            (947)             (841)
                                                 ----------        ----------
    Total Interest Charges                           29,250            31,895

Net Income                                           43,846            35,993

Dividends on Preferred Stock                          3,636             3,650
                                                 ----------        ----------
Earnings Applicable to Common Stock                 $40,210           $32,343
                                                 ==========        ==========
Weighted average number of shares
 outstanding in each period (000's)                  37,131            34,983
Earnings per Common Share                             $1.08             $0.92
Cash Dividends Paid per Common Share                  $0.88             $0.86

  See accompanying Notes to Financial Statments             4

                       ROCHESTER GAS AND ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Thousands of Dollars)
                                    (Unaudited)
                                                               Six Months Ended
                                                                    June 30,
                                                               -----------------
                                                                 1994      1993
                                                               --------  -------
Cash Flow from Operations:
  Net income                                                  $43,846   $35,993
  Adjustments to reconcile net income to net cash
  provided from operating activities:
  Depreciation and amortization                                42,995    41,640
  Amortization of nuclear fuel                                  8,388     9,263
  Deferred fuel costs                                         (14,032)   (2,965)
  Deferred income taxes, net                                      506     1,918
  Allowance for funds used during construction                 (1,118)     (885)
  Ice storm costs                                               1,231     1,346
  Nuclear generating plant decommissioning                     (5,038)   (4,694)
  Uranium enrichment decommissioning                             (819)      -
  Changes in certain current assets and liabilities:
    Accounts receivable                                        (6,305)   (3,198)
    Unbilled revenue, net                                      21,807    19,827
    Materials and supplies                                     (1,008)    4,050
    Taxes accrued                                              14,024    11,981
    Interest accrued                                             (147)     (306)
    Accounts payable                                           (9,335)   (9,468)
    Other current assets and liabilities, net                   8,017    (3,132)
  Other, net                                                   15,892    (1,716)
                                                             --------   -------
  Total Operating                                             118,904    99,654
                                                             --------   -------
Cash Flow from Investing Activities:
Utility Plant
  Plant additions                                             (51,594)  (52,249)
  Nuclear fuel additions                                       (6,676)   (9,869)
  Less:Allowance for funds used during construction             1,118       885
                                                             --------   -------
  Additions to Utility Plant                                  (57,152)  (61,233)
  Investment in Empire-net                                        (15)      -
  Other, net                                                      (37)     (455)
                                                             --------   -------
  Total Investing                                             (57,204)  (61,688)
                                                             --------   -------
Cash Flow from Financing Activities:
  Proceeds from sale of common stock                            9,032     8,256
  Proceeds from sale of long term debt                           -      120,000
  Proceeds from sale of preferred stock                        25,000       -
  Short term borrowing                                        (23,300)   12,200
  Retirement of long term debt                                (17,750) (125,250)
  Retirement of preferred stock                               (18,000)  (12,000)
  Capital stock expense                                         1,375       847
  Discount and expense of issuing long term debt                 (905)   (6,582)
  Dividends paid on preferred stock                            (3,691)   (3,898)
  Dividends paid on common stock                              (32,563)  (29,993)
    Other, net                                                 (2,396)   (2,298)
                                                             --------   -------
  Total Financing                                             (63,198)  (38,718)
                                                             --------   -------
Decrease in cash and cash equivalents                          (1,498)     (752)

Cash and cash equivalents at beginning of period                2,327     1,759
                                                             --------   -------

Cash and cash equivalents at end of period                       $829    $1,007
                                                             ========   =======

                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                              Six Months Ended
                                                                   June 30,
                                                              ----------------
                                                               1994      1993
                                                             --------  --------
Cash paid during the period:
  Interest paid (net of capitalized amount)                  $27,945    $30,317
  Income taxes paid                                          $25,198    $16,720

See Accompanying Notes to Financial Statements.

                                            5

ROCHESTER GAS AND ELECTRIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1:  GENERAL

          The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the Company's results for these interim periods. All such adjustments are of a normal recurring nature. The results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating, and other factors. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report for the year ended December 31, 1993.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS 112 AND 115

          Statement of Financial Accounting Standards 112 (SFAS-112), "Employees' Accounting for Postemployment Benefits", was adopted by the Company during the first quarter of 1994. SFAS-112 requires the Company to recognize the obligation to provide postemployment benefits to former or inactive employees after employment but before retirement.
The additional postemployment obligation at the time of the accounting change was approximately $11 million. The postemployment benefit obligation is being deferred on the balance sheet. The Company will petition the PSC for recovery of the incremental expenses as the result of the adoption of SFAS-112 by the end of 1994.
          Statement of Financial Accounting Standards 115 (SFAS-115), "Accounting for Certain Investments in Debt and Equity Securities" is effective for calendar year 1994 and requires that debt and equity securities not held to maturity or held for trading purposes be recorded at fair value with unrealized gains and losses excluded from earnings and recorded as a separate component of shareholders' equity. The Company's accounting policy, as prescribed by the New York State Public Service Commission (PSC), with respect to its Nuclear Decommissioning Trusts is to reflect the Trusts' assets at market value and reflect unrealized gains and losses as a change in the corresponding accrued decommissioning liability. Accordingly, the adoption of SFAS 115 is not expected to significantly impact the Company's financial statements.

Note 2.  Commitments and  Other Matters

CAPITAL EXPENDITURES.

          The Company's 1994 construction expenditures program is currently estimated at $138 million, including $16 million related to replacement of the steam generators at the Ginna Nuclear Plant and $2 million of Allowance for Funds Used During Construction (AFUDC). The Company had expended $56 million, including $8 million for steam generator replacement at the Ginna Nuclear Plant and $1 million of AFUDC as of June 30, 1994. The Company has entered into certain commitments for the purchase of materials and equipment in connection with that program.

NUCLEAR-RELATED MATTERS.

          DECOMMISSIONING TRUST. Under accounting procedures approved by the PSC, the Company has been collecting in its electric rates amounts for the eventual decommissioning of its Ginna Plant and for its 14% share of the decommissioning of Nine Mile Two. The operating licenses for these plants expire in 2009 and 2026 respectively. The Company has collected approximately $65.6 million through June 30, 1994.
          The Nuclear Regulatory Commission (NRC) requires reactor licensees to submit funding plans that establish minimum external funding levels for reactor decommissioning. The Company's plan consists principally of an external decommissioning trust fund covering both its Ginna Plant and its Nine Mile Two share. Since 1990, the Company has contributed some $41.4 million to this fund. In addition, the Company maintains an internal reserve to fund the removal of non-radioactive structures, a feature not covered by the NRC minimum funding.
          In connection with the Company's rate settlement completed in August 1993, the PSC approved the collection during the rate year ending June 30, 1994 of an aggregate $8.9 million for decommissioning, covering both nuclear units. The amount allowed in rates is based on estimated ultimate decommissioning costs of $156.7 million for Ginna and $35.7 million for the Company's 14% share of Nine Mile Two (January 1993 dollars). This estimate is based principally on the application of a NRC formula to determine minimum funding with an allowance for removal of non-contaminated structures. Site specific studies of the anticipated costs of actual decommissioning are required to be submitted to the NRC at least five years prior to the expiration of the license. The Company is depositing in an external decommissioning trust the amount of the NRC minimum funding requirement only. The estimated amount attributed to the allowance for removal of non-contaminated structures is being held in an internal reserve.
          The Company is aware of recent NRC activities related to upward revisions to the required minimum funding levels. These activities, primarily focused on disposition of low level radioactive waste, may require the Company to increase funding. The Company continues to monitor these activities but cannot predict what regulatory actions the NRC may ultimately take.
          URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND. Nuclear reactor licensees in the U.S. are assessed annually for the decontamination and decommissioning of Department of Energy (DOE) enrichment facilities. The Company made the second of 15 payments for this purpose in April 1994, remitting approximately $1.4 million ($1.3 million for the Ginna Plant and $0.1 million for its share of the Nine Mile Two plant). For the two facilities the Company's liability at June 30, 1994 is $19.8 million ($18.3 million as a long-term liability and $1.5 million as a current liability). In October 1993, the Company began recovery of this deferral through its fuel adjustment clause.

          SPENT NUCLEAR FUEL LITIGATION. The Nuclear Waste Policy Act of 1982, as amended, obligates the Department of Energy ("DOE") to accept spent nuclear fuel ("SNF") starting in 1998. Since the mid-1980s the Company and other nuclear plant owners and operators have been paying to the DOE amounts to cover pre-1983 energy. DOE has determined that it will not be in a position to accept SNF as early as 1998. On June 20, 1994, Northern States Power Company and other owners and operators of nuclear power plants filed suit against DOE and the U.S. in the U.S. Court of Appeals for the District of Columbia Circuit asking for a declaration that DOE is not acting in accordance with law, seeking orders directing DOE to submit to the Court a description of and progress reports on a program to begin acceptance of SNF by 1998, and requesting other relief at appropriate times including an order allowing petitioners to pay into an escrow fund rather than to DOE. The Company has joined Northern States and the other petitioners in this litigation. As of August 1, 1994, neither DOE nor the U.S. had responded to the petition.

          NUCLEAR FUEL ENRICHMENT SERVICES. The Company has a contract with the United States Enrichment Corporation (USEC), formerly with the DOE, for nuclear fuel enrichment services which assures provision of 70% of the Ginna Nuclear Plant's requirements throughout its service life or 30 years, whichever is less. No payment obligation accrues unless such enrichment services are needed. Annually, the Company is permitted to decline USEC-furnished enrichment for a future year upon giving ten years' notice. Consistent with that provision, the Company has terminated its commitment to USEC for the years 2000, 2001 and 2002. The USEC waived, for an interim period, the obligation to give ten years' notice for 2003. The Company has secured the remaining 30% of its Ginna requirements for the reload years 1994 through 1995 under different arrangements with USEC. The Company plans to meet its enrichment requirements for years beyond those already committed by making further arrangements with USEC or by contracting with third parties. The cost of USEC enrichment services utilized for the next seven reload years (priced at the most current rate) ranges from $6 million to $7 million per year.
          INSURANCE PROGRAM. The Price-Anderson Act establishes a federal program, providing indemnification and insurance against public liability, applicable in the event of a nuclear accident at a licensed U.S. reactor. As a result of amendments to the Act in 1988, the limit of liability has increased to approximately $9.2 billion. Also in 1988 coverage was expanded to include precautionary evacuations and the Act was extended until the year 2002. Under the program, claims would first be met by insurance which licensees are required to carry in the maximum amount available (currently $200 million). If claims exceed that amount, licensees are subject to a retrospective assessment up to $75.5 million per licensed facility for each nuclear incident, payable at a rate not to exceed $10 million per year. Those assessments are subject to periodic inflation-indexing and to a 5% surcharge if funds prove insufficient to pay claims. In addition, the retrospective assessments would be subject to a three percent charge for premium tax. The Company's interests in two nuclear units could thus expose it to a potential liability for each accident of $90.4 million through retrospective assessments of $11.4 million per year in the event of a sufficiently serious nuclear accident at its own or another U.S. commercial nuclear reactor.
          Beginning in 1988, coverage for claims alleging radiation-induced injuries to some workers at nuclear reactor sites was removed from the nuclear liability insurance policies purchased by the Company. Coverage for workers first engaged in nuclear-related employment at a nuclear site prior to 1988 continues to be provided under then-existing nuclear liability insurance policies. Those workers first employed at a nuclear facility in 1988 or later are covered under a separate, industry-wide insurance program. That program contains a retrospective premium assessment feature whereby participants in the program can be assessed to pay incurred losses that exceed the program's reserves. Under the plan as currently established, the Company could be assessed a maximum of $3.1 million over the life of the insurance coverage.
          The Company is a member of Nuclear Electric Insurance Limited, which provides insurance coverage for the cost of replacement power during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million at nuclear generating units. As of June 30, 1994, the Company is purchasing a weekly indemnity limit of $3.5 million in the NEIL I replacement power expense program and full policy limits of $1.4 billion in the NEIL II Property Insurance Program for the Ginna Nuclear Power Plant. Coverage under the Property Insurance Program includes the shortfall in the NRC required external trust fund resulting from the premature decommissioning of a nuclear power plant following an accident with property damage in excess of

$500 million. The Company currently has designated $166 million as a sublimit for this coverage at the Ginna Nuclear Power Plant. For its share in the generation of Nine Mile Two the Company purchases a weekly indemnity limit of $.5 million in the NEIL I replacement power expense program. The owners at Nine Mile Two purchase the full policy limit of $1.4 billion in the NEIL II Property Insurance Program and the Company pays its proportionate share of those premiums. The owners at Nine Mile Two have selected the maximum available sublimit of $250 million for premature decommissioning. If an insuring program's losses exceeded its other resources available to pay claims, the Company could be subject to maximum assessments in any one policy year of approximately $4.9 million and $14.2 million in the event of losses under the replacement power and property damage coverages, respectively.

ENVIRONMENTAL MATTERS.

          The production and delivery of energy are necessarily accompanied by the release of by-products subject to environmental controls. In recognition of the Company's responsibility to preserve the quality of the air, water, and land it shares with the community it serves, the Company has taken a variety of measures (e.g., self-auditing, recycling and waste minimization, training of employees in hazardous waste management) to reduce the potential for adverse environmental effects from its energy operations and, specifically, to manage and appropriately dispose of wastes currently being generated. The Company, nevertheless, has been contacted, along with numerous others, concerning wastes shipped off-site to licensed treatment, storage and disposal sites where authorities have later questioned the handling of such wastes. In such instances, the Company typically seeks to cooperate with those authorities and with other site users to develop cleanup programs and to fairly allocate the associated costs.
          As part of its commitment to environmental excellence, the Company is conducting proactive Site Investigation and Remediation (SIR) efforts at Company-owned sites where past waste handling and disposal may have occurred. The Company currently estimates the total costs it could incur for SIR activities at Company-owned sites to be about $20 million. This estimate will vary as better site information is available. The Company anticipates spending $10 million over the next 5 years on SIR initiatives. Approximately $4.5 million has been provided for in rates through June 1996 for recovery of SIR costs. To the extent actual expenditures differ from this amount, they will be deferred for future disposition and recovery as authorized by the PSC.
          In 1985, the New York State Department of Environmental Conservation (NYSDEC) identified property in the vicinity of the Lower Falls of the Genesee River (the Lower Falls) in Rochester as an inactive hazardous waste disposal site. The Company owns, and was the prior owner or operator of, a number of locations within the Lower Falls. In mid-1991, NYSDEC advised the Company that it had delisted the Lower Falls site, i.e., removed it from its Registry of Inactive Hazardous Waste Disposal Sites.
The effect of delisting is to terminate the Company's status as a potentially responsible party for the Lower Falls site, to discontinue the pending NYSDEC review of a joint Company/City of Rochester proposal for a limited further investigation of the Lower Falls, to defer the prospect of remedial action and perhaps to end any Company sharing of the cost thereof. However, NYSDEC also stated its intention to consider listing individual coal gasification sites within the larger, original site once the State of New York adopts new federal hazardous waste criteria. There is at least some material at one of the individual coal gasification sites that could trigger relisting. The Company is unable to predict what further listing action NYSDEC may take, but regards the delisting as a positive development.
          The Company and its predecessors formerly owned and operated coal gasification facilities within the Lower Falls. In September 1991 the Company initiated a study of subsurface conditions in the vicinity of retired facilities at its West Station property and has since commenced the removal of soils containing hazardous substances in order to minimize any potential long-term exposure risks. Cleanup efforts have been temporarily suspended while the Company investigates more cost effective remedial technologies. The Company has obtained a research permit (including an air permit) in order to evaluate the burning of material from its West Station property in a coal-fired boiler as a possible disposal strategy.
          On a portion of the Company's property in the Lower Falls, and elsewhere in the general area, the County of Monroe has installed and operates sewer lines. During sewer installation, the County constructed over Company property, pursuant to an easement which the Company granted the County, certain retention ponds which reportedly received from the sewer construction area certain fossil-fuel-based materials ("the materials") found there. In July 1989 the Company received a letter from the County asserting that activities of the Company left the County unable to effect a regulatorily-approved closure of the retention pond area. The County's letter takes the position that it intends to seek reimbursement for its additional costs incurred with respect to the materials once the NYSDEC identifies the generator thereof and that any further cleanup action which the NYSDEC may require at the retention pond site is the Company's responsibility. In the course of discussions over this matter, the County has claimed, without offering any evidence, that the Company was the original generator of the materials. It asserts that it will hold the Company liable for all County costs -- presently estimated at $1.5 million -- associated both with the materials' excavation, treatment and disposal and with effecting a regulatorily-approved closure of the retention pond area. The Company could incur costs as yet undetermined if it were to be found liable for such closure and materials handling, although provisions of the easement afford the Company rights which may serve to offset all or a portion of any such County claim. To date, the Company has agreed to pay a 20% share of the County's investigation of this area, which commenced in September 1993 and which is estimated to cost no more than $150,000, but no commitment has been made toward any remedial measures which may be recommended by the investigation.
          In the letter announcing the delisting of the Lower Falls site, NYSDEC indicated an intention to pursue appropriate closure of the County's former retention pond area, suggesting that it will be evaluated separately to determine whether it meets the criteria of a hazardous waste site. The Company is unable to assess what implications the NYSDEC letter may have for the County's claim against it.
          At another location along the River where the Company owns property, a boring taken in Fall 1988 for a sewer system project showed a layer containing a black viscous material. The Company undertook an investigation to determine the extent of the layer. The study found that some of the soil and ground water on-site had been adversely impacted by the hazardous substance constituents of the black viscous material, but evidence was inadequate to determine whether the material or its constituents had migrated off-site. The matter was reported to the NYSDEC and, in September 1990, the Company also provided the agency with a risk assessment for its review. That assessment concluded that the findings warranted no agency action and that site conditions posed no significant threat to the environment. Although NYSDEC could require the Company to undertake further investigation and/or remediation, the agency has taken no action since the report's submittal.
          In August 1990 the Company was notified of the existence of a federal Superfund site located in Syracuse, NY, known as the Quanta Resources Site. The federal Environmental Protection Agency (EPA) has included the Company in its list of approximately 25 potentially responsible parties (PRPs) at the site, but no data has been produced showing that any of its wastes were delivered to the site. In return for its release from liability for that phase, the Company has joined other PRPs in agreeing to divide among them, utilizing a two-tier structure, EPA's cost of a contractor-performed removal action intended to stabilize the site. The Company, in the lower tier of PRPs, paid its $27,500 share of such cost. The NYSDEC has not yet made an assessment for certain response and investigation costs it has incurred at the site, nor is there as yet any information on which to base an estimate of the cost to design and conduct at the site any remedial measures which federal or state authorities may require.
          On May 21, 1993, the Company was notified by NYSDEC that it was considered a potentially responsible party (PRP) for the Frontier Chemical Pendleton Superfund Site located in Pendleton, NY. The Company has signed a PRP Agreement with 14 other participating parties who have signed an Administrative Order on Consent with NYSDEC. The Order on Consent obligates the parties to implement a work plan and remediate the site. The PRPs have negotiated a workplan for site remediation and have retained a consulting firm to implement the workplan. Preliminary estimates indicate site remediation will be between $6 and $8 million. The Company is participating with the group to allocate costs among the PRPs. Although an allocation scheme has yet to be developed, in April 1994 the Company recorded an estimated liability of $0.7 million for site remediation based on volume of material shipped.
          Monitoring wells installed at another Company facility in 1989 revealed that an undetermined amount of leaded gasoline had reached the groundwater. The Company has continued to monitor free product levels in the wells, and has begun a modest free product recovery project, reports on both of which are routinely furnished to the NYSDEC. Free product levels in the wells have declined, but authorities may require further remediation once most of the free product has been recovered.
          The Company is developing strategies responsive to the Federal Clean Air Act Amendments of 1990 (Amendments). The Amendments will primarily affect air emissions from the Company's fossil-fueled electric generating facilities. The Company is in the process of identifying the optimum mix of control measures that will allow the fossil fuel based portion of the generation system to fully comply with applicable regulatory requirements. Although work is continuing, not all compliance control measures have been determined. The Company has adopted control measures for nitrogen oxides (NOx) emissions which must be in effect by the federally mandated compliance date of May 31, 1995. The chosen NOx control measures consist of the installation of low NOx burners on some units, the derating of unit generation by taking burners out of service on other units and placing one unit on cold standby with the redistribution of load to the remaining more efficient units. Capital costs for NOx controls and the installation of continuous emission monitoring systems are not expected to exceed $6.8 million and will be incurred during 1994 and 1995. A range of capital costs between $20 million and $30 million (1993 dollars) has been estimated for the implementation of several potential scenarios which would enable the Company to meet the foreseeable future NOx and sulphur dioxide requirements of the Amendments. These capital costs would be incurred between 1996 and 2000. The Company currently estimates that it could also incur up to $2 million (1993 dollars) of additional annual operating expenses, excluding fuel, to comply with the Amendments. The use of scrubbing equipment is not presently being considered. Likewise, the purchase or sale of "emission allowances," as allowed by the Amendments, is not currently being considered. The Company anticipates that the costs incurred to comply with the Amendments will be recoverable through rates based on previous rate recovery of environmental costs required by governmental authorities.

GAS COST RECOVERY.

          Many interstate gas pipeline companies entered into long-term contracts with gas producers which required the pipeline companies to pay for a minimum amount of gas whether or not the gas is actually taken from the producer (take-or-pay costs). The Federal Energy Regulatory Commission
(FERC), in response to an industry wide problem of substantial take-or-pay liability to producers, allowed pipeline companies to pass through a portion of such costs to gas distribution companies. Pursuant to FERC authorization, the Company's gas suppliers have included certain amounts of their take-or-pay costs in the rates charged to the Company.
          The PSC instituted a proceeding in October 1988 to determine the extent to which the gas distribution companies in New York State would be permitted to recover in rates the take-or-pay costs imposed upon them. Through a series of subsequent settlements between the Staff of the PSC and the Company, the Company was permitted to recover in rates 87.5% of the first $12 million of the pipeline take-or-pay costs imposed upon it and thereafter all such costs except for an amount not to exceed $562,500 to be absorbed by the Company.
          As of June 30, 1994 the Company had been billed for $17.7 million of take-or-pay costs and has thus far recovered $16.4 million from its customers. The Company expects only insignificant amounts of take-or-pay costs remain to be billed to the Company.
          As a result of the restructuring of the gas transportation industry by the FERC, there will be a number of changes in this aspect of the Company's business over the next several years. These changes, which will apply throughout the industry, will affect different companies differently and will result, at least initially, in increases in the gas transportation costs of the Company. The Company will also be required to pay a share of certain transition costs incurred by the pipelines as a result of the FERC-ordered industry restructuring. Although the final amounts of such transition costs are subject to continuing negotiations with several pipelines and ongoing pipeline filings requiring FERC approval, the Company expects such costs to range between $47.2 and $57.5 million. A substantial portion of such costs will be on the CNG Transmission Corporation (CNG) system of which approximately $27 million was billed to the Company on December 3, 1993 payable over the following three years. The Company has begun collecting those costs in its gas adjustment clause.
          In a related matter, in connection with the development of the Empire State Pipeline ("Empire") which commenced operation in November 1993, the Company is committed to transportation capacity from Empire, to upstream pipeline transportation and storage service and to the purchase of natural gas in quantities corresponding to these transportation and storage arrangements. The Company also has certain contractual obligations with CNG whereby the Company is subject to demand charges for transportation capacity for a period extending to the year 2001. In October 1993, the effective date of implementation of pipeline restructuring pursuant to FERC Order No. 636 and CNG's individual restructuring in Docket No. RS92-14, CNG's transportation rights on upstream pipelines were assigned to its customers, including the Company. The Company has concluded the corresponding contracts with those upstream pipelines.
          The transportation service to be provided by Empire is scheduled to phase in over 12 months, at which point the combined CNG and Empire transportation capacity would have exceeded the Company's current requirements. Therefore, the Company entered into a marketing agreement with CNG, pursuant to which CNG will assist the Company in obtaining permanent replacement customers for the transportation capacity the Company will not require. It may renegotiate its arrangements with CNG and/or Empire or it may negotiate assignment, on a permanent or temporary basis, of the transportation capacity that exceeds the requirements of its customers. In addition, under FERC rules, the Company may sell its excess transportation capacity in the market. While CNG has already secured letters of intent for a substantial portion of such capacity, whether and to what extent CNG and/or the Company can successfully negotiate the assignment or sale of the excess capacity, or at what price, cannot be determined at the present time. The retention of some or all of this excess transportation capacity may cause for some period of time an increase in the Company's gas supply costs. This would be in addition to any increase caused by other aspects of the gas transportation restructuring.

GAS PURCHASE UNDERCHARGES.

          The Company became aware during 1993 that it did not account properly for certain gas purchases for the period August 1990 - August 1992 resulting in undercharges to gas customers of approximately $7.5 million. The Company had previously estimated the effect to approximate as much as $10 million; however, further review determined that the magnitude of the error on previously reported operations was substantially less.
          The undercharges arose from the increased complexity arising from the federal deregulation of the gas industry and the Company's transition from a full requirements customer of one gas supplier to the purchase of gas transportation service and natural gas on the open market. Problems of this type are routinely corrected through the Gas Adjustment Clause process and appropriate amounts are collected from or refunded to customers. Of the total undercharges, $2.3 million had previously been expensed and $5.2 million had been deferred on the Company's balance sheet.
          On March 21, 1994, the PSC approved a December 1993 settlement among the Company, PSC Staff and another party providing for the recovery in rates of $2.6 million over three years which incorporated a PSC Staff audit recommendation that the originally proposed amount of $3.2 million be reduced by $.6 million. The Company wrote off $2.0 million of the undercharges as of December 31, 1993, reducing 1993 earnings by four cents per share, net of tax. In April 1994 the Company wrote off an additional $.6 million reducing 1994 earnings by approximately one cent per share, net of tax. Due to rate increase limitations established for the second year of the rate settlement the Company is precluded from recovering the undercharges until the third year of the rate settlement, which begins July 1, 1995.

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

                                        LIQUIDITY AND CAPITAL RESOURCES

          The Company anticipates meeting its 1994 capital requirements, including debt maturity and sinking fund obligations, primarily from the use of internally generated funds and short-term borrowings. Any refinancing activity would require additional external financing. During the first six months of 1994 cash flow from operations, together with proceeds from external financing activity (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures, the retirement of long-term debt and short-term borrowings and the retirement and refinancing of preferred stock.

CAPITAL REQUIREMENTS

          The Company's capital requirements relate primarily to expenditures for electric generation, transmission and distribution facilities and gas mains and services as well as the repayment of existing debt. The Company continues to make generating plant modifications and its construction program focuses on the need to serve new customers, to provide for the replacement of obsolete or inefficient utility property and to modify facilities consistent with the most current environmental and safety regulations. The Company has no current plans to install additional base load generation. The Company either has contracts or is continuing negotiations for the realization of approximately 24 megawatts of capacity savings being phased-in over the 1993-1996 period under its demand side management program.
          During recent years unregulated non-utility generators (NUGS) have proliferated throughout the country. New York State has drawn an over-supply of NUGS largely because of a state law that required utilities to pay above-market prices for power generated from NUGS. That law was repealed in 1992. Many utility companies have taken action to buy out their NUG contracts to reduce the impact of electric energy costs to their customers. The Company has a contract for approximately 55 megawatts of capacity to be supplied by a NUG which will have an adverse impact on the Company's rates. There is currently a dispute between the Company and the NUG concerning the NUG's compliance with the contract pending before the PSC. However, the NUG expects to begin operation in the fourth quarter of 1994. The Company is exploring alternatives to continuation of this contract and has no other NUG contracts.

          Total 1994 capital requirements are currently estimated at $177 million, of which $138 million are for construction, including $2 million of AFUDC, and $39 million are for securities redemptions, maturities and mandatory sinking fund obligations, excluding refinancings. Approximately $56 million, including $1 million for AFUDC, had been expended for construction as of June 30, 1994, reflecting primarily expenditures for upgrading electric transmission and distribution facilities and gas mains, expenditures for electric generating plant to improve operating reliability and to comply with regulatory requirements and expenditures for nuclear fuel.
          Preparation for replacement of the two steam generators at the Ginna Nuclear Plant began in 1993 and will continue until the replacement in 1996. Steam generator fabrication is well underway. All major components for the steam generators have been ordered and most of these components have been delivered. Major sub-assemblies are now being fabricated. Engineering for the installation is underway and is expected to be completed well before the scheduled installation. Cost of the replacement is estimated at $115 million, about $40 million for the units, about $50 million for installation and the remainder for engineering and other services. In 1993 the Company spent $15 million for the steam generator replacement. The Company spent $8 million on this project in the first half of 1994 and expects to spend about $16 million in 1994.
          The Company redeemed $35.75 million of securities during the first six months of 1994. On February 15, 1994 the Company reduced its long term debt by $2.75 million pursuant to a cash sinking fund payment on its 10.95% First Mortgage Bonds, Series FF. On March 1, 1994 the Company redeemed $18 million of its 8.25% Preferred Stock, Series R. On June 15, 1994 the Company redeemed $15 million of its 13 7/8% First Mortgage Bonds, Series JJ. Funds for these redemptions came from the issuance of short-term debt and internally generated funds.
          In November 1993 the Company received its first deliveries of gas on the Empire State Pipeline (Empire), an intrastate natural gas pipeline subject to PSC regulation which extends from Grand Island to Syracuse, New York and connects to the Company's gas distribution facilities. Empire provides capacity for up to 30 percent of the Company's gas requirements and is expected to provide up to 50 percent of requirements in the next several years.

SUBSIDIARIES

          In 1992, the Company formed a wholly owned subsidiary, Energyline Corporation (Energyline) to acquire its ownership interest in Empire. The Company's share of ownership in Empire will be dependent upon final project costs and the timing and method of financing selected by Empire. In June 1993 Empire secured a $150 million credit agreement, the proceeds of which are to finance approximately 75 percent of the total construction cost and initial operating expenses. At June 30, 1994 the Company had invested a net amount of $10.2 million in Energyline and was committed for $9.7 million of the borrowings under the credit agreement. The Company's investment in Energyline was consolidated for accounting and reporting purposes with the accounts of the Company. Such consolidation resulted in a $.8 million credit to Other Income during the first half of 1994.
          Roxdel Corporation, a wholly owned subsidiary of the Company, recently sold 2,800 acres of land located in the Town of Sterling, New York to Cayuga County. The property, once sited for a proposed nuclear power plant, was sold for a total of $2.95 million.

FINANCING

          The Company is utilizing its credit agreements to meet any interim external financing needs prior to issuing any long-term securities. Interim financing is available from certain domestic banks in the form of short-term borrowings under a $90 million revolving credit agreement which continues until December 31, 1996 and may be extended annually. Borrowings under this revolver are secured by a subordinated mortgage on substantially all its property except cash and accounts receivable. In addition, the Company entered into a Loan and Security Agreement with a domestic bank until December 31, 1994 providing for up to $20 million of short-term debt. Borrowings under this agreement are secured by the Company's accounts receivable. The Company also has unsecured short-term credit facilities totaling $72 million. At June 30, 1994 the Company had short-term borrowings outstanding of $44.8 million consisting of $35.8 million of unsecured short-term debt and $9.0 million of secured short-term debt.
          Under provisions of the Company's Certificate of Incorporation, the Company may not issue unsecured debt if immediately after such issuance the total amount of unsecured debt outstanding would exceed 15 percent of the Company's total secured indebtedness, capital and surplus without the approval of at least the majority of the holders of outstanding preferred stock. At June 30, 1994, including the $35.8 million of unsecured indebtedness already outstanding, the Company was able to issue $69.0 million of unsecured debt under this provision. A shelf registration on Form S-3 became effective in August 1993 providing for the offering of $250 million of new debt and equity securities. Including the preferred stock described below, the Company has thus far issued approximately $69.4 million of equity securities under this shelf registration. The Company may use the shelf registration to offer from time to time its First Mortgage Bonds in one or more series depending on market conditions and Company requirements. The net proceeds from the sale of the bonds will be used to finance a portion of the Company's capital requirements, to discharge or refund certain outstanding indebtedness of the Company, or for general corporate purposes.

          On March 22, 1994 the Company completed the public sale of 250,000 shares of 6.60% Preferred Stock, Series V (Cumulative, $100 par value). Net proceeds to the Company of $24,781,250 after deducting underwriting commissions of $218,750 were used to retire short-term debt.
          During the first six months of 1994, the Company issued 373,315 shares of Common Stock through its Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan) and the RG&E Savings Plus Plan (Savings Plus Plan) providing approximately $9.0 million to help finance its capital expenditures program.
The new shares were issued at a market price above the book value per share at the time of issuance. At June 30, 1994 the Company had Common Stock available for issuance of 878,941 shares under the ADR Plan and 194,447 shares under the Savings Plus Plan.

CAPITAL STRUCTURE

          The Company's retained earnings at June 30, 1994 were $81.2 million, an increase of approximately $6.1 million compared with December
31, 1993. Long-term debt at June 30, 1994, including that due within one year, decreased approximately $17.7 million compared with December 31, 1993, reflecting the redemption of long-term debt as discussed under "Capital Requirements". Preferred Stock, including that due within one year, increased approximately $7.0 million, reflecting the net change from the sale and redemption of preferred stock as discussed under "Capital Requirements" and "Financing". Common equity increased approximately $16.5 million, reflecting mainly the issuance and sale of Common Stock as discussed under "Financing" and an increase in retained earnings. Capitalization at June 30, 1994, was comprised of 44.5 percent common equity, 7.3 percent preferred equity and 48.2 percent long-term debt. The Company has $16.0 million of long-term debt due within one year which, if included in capitalization, would increase the long-term debt component of capitalization at June 30, 1994 to 48.7 percent, decrease the preferred stock component to 7.2 percent and reduce common equity to 44.1 percent of capitalization. It is the Company's long-term objective to move to a less leveraged capital structure and to increase the common equity percentage of capitalization toward the 50 percent range.

COMPETITION

          The Company is operating in an increasingly competitive environment. In its electric business, this environment includes a federal trend toward deregulation and a state trend toward incentive regulation. In addition, excess capacity in the region, new technology and cost pressures on major customers have created incentives for major customers to investigate different electric supply options. Initially, those options will include various forms of self generation, but may eventually include customer access to the transmission system in order to purchase electricity from suppliers other than the Company. The passage of the National Energy Policy Act of 1992 has accelerated these competitive challenges.
          The Company accepts these challenges and is working to anticipate the impact of the increased competition. Its Business Plan, both in detail for one year and in summary for five years, focuses on improving service while reducing expenses. The Company is engaged in a continuous process improvement program to find opportunities for improved service and efficiency and has implemented two early retirement programs, one in which 173 people, representing approximately seven percent of its workforce, have retired early and will not be replaced.
The second program, discussed more fully below, will be implemented at the end of this year. We believe these programs have had, and will continued to have, a favorable impact on our costs.
          In addition, the Company has agreed to a three-year rate settlement which includes caps on rate increases that approximate or are less than projected inflation, contains incentive programs that tie performance to earnings and stabilizes revenue through revenue adjustment mechanisms. An agreement has been reached with the PSC and others on the terms of a competitive rate tariff that allows negotiated rates with larger industrial and commercial customers that have competitive electric supply options. These regulatory changes are discussed in more detail in the Rate Base and Regulatory Policies section.
          Competition in the Company's gas business has existed for some time, as the larger customers have had the option of obtaining their own gas supply and transporting it through the Company's distribution system. This process has been accelerated with FERC Order 636. In addition, the Company has responded to the changes in the gas business by positioning itself to obtain greater access to both U.S. and Canadian natural gas supplies and storage, so that it can take advantage of the unbundling of services that results from FERC Order 636. A major element of this strategy went into place in 1993 with the start-up of the Empire State Pipeline. The Company is engaged in various aspects of capacity release and is investigating other options available to it to mitigate its cost and increase its revenue in the new gas regulatory environment.
          In connection with these competitive pressures, the Company is evaluating all the factors which impact the rates it charges its customers and therefore its competitive position, both with respect to industrial and commercial customers as well as residential customers. In that regard, it is reevaluating certain regulatory assets (costs which have been deferred for collection in future rates) and generating facilities for their impact on the Company's rate structure and their value in various competitive rate structures. The Company's early retirement programs, efforts to control fixed and operational costs and the decisions to defer the collection of incentives earned under the 1993 Rate Agreement (see discussion below) all relate to a focus on trying to maintain a rate structure which has long-term benefits for the competitive presence of the Company in the industry.

Finally, the Company is reviewing its financing strategies as they relate to debt and equity structures, the cost of these structures including the dividend program and their impact on the Company's rate structure. All of these evaluations are in the context of the new competitive environment and the ability of the Company to shift from a fully regulated to a more competitive and growth-oriented industrial organization.

RATE BASE AND REGULATORY POLICIES

          The Company is subject to regulation of rates, service, and sale of securities, among other matters, by the PSC. On August 24, 1993 the PSC issued an order approving a settlement agreement (1993 Rate Agreement) among the Company, PSC Staff and other interested parties. This agreement resolved the Company's rate proceedings initiated in July 1992 and determines the Company's rates from July 1, 1993 through June 30, 1996. The 1993 Rate Agreement includes certain incentive arrangements providing for both rewards and penalties. See the Company's Form 10-Q for the quarter ended March 31, 1994, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Rate Base and Regulatory Policies" for a summary of the 1993 Rate Agreement and a discussion of the incentive arrangements, including a discussion of the risks and rewards available to the Company under the 1993 Rate Agreement.
          Pursuant to the terms of the 1993 Rate Agreement, the PSC authorized the Company to file for base rate increases of $20.9 million (2.98%) electric and $4.4 million (1.76%) gas for the second rate year (July 1, 1994 through June 30, 1995). Additionally, if the Company earned all of the incentive amounts available in the first year, the Company could have sought a 4.48% increase in electric rates, and a 3.26% increase in gas rates for the second rate year.
          A Commission order, issued and effective on June 30, 1994, authorizes the Company to increase electric rates by $20.9 million (2.98%) and gas rates by $7.4 million (2.96%).
          Also contained in the June 1994 rate order is recognition of $9.3 million related to the Company's performance in the first year of the 1993 Rate Agreement, recovery of which the Company has reserved for future consideration. The $9.3 million is comprised of the following:

          - $1.6 million for ERAM (Electric Revenue Adjustment Mechanism) designed to stabilize electric revenues by eliminating the impact of variations in electric sales.
          - $6.7 million for IRMI (Integrated Resource Management Incentive) or relative electric production efficiency.
          -  $1.0 million for Service Quality Incentive.

          In July 1993 the Company requested approval from the PSC for a new flexible pricing tariff for major industrial and commercial electric customers. A settlement in this matter was approved by the PSC on March 19, 1994. This tariff allows the Company to negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. Under the terms of the settlement, the Company would absorb 30 percent of any net revenues lost as a result of such discounts through June 1996, while the remainder would be recovered from other customers. The portion recoverable after June 1996 is expected to be determined in a future Company rate proceeding. While the Company's flexible pricing tariff was made subject to modification by an anticipated order to be issued by the PSC in a pending generic proceeding, the issuance of that order, dated July 11, 1994 does not appear to require any material change in the tariff.
          The Company has negotiated a long term electric supply contract with one and letter of intent with another of its large industrial and commercial electric customers at discounted rates. It intends to pursue negotiations with other large customers as the need and opportunities arise. The Company has not experienced any customer loss due to competitive alternative arrangements.

                              RESULTS OF OPERATIONS

          The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and six-month periods ended June 30, 1994 to the corresponding three-month and six-month periods ended June 30, 1993.


EARNINGS SUMMARY

                           Earnings Per Common Share
                             For the Periods Ended
                                   June 30,
                           ------------------------
                              1994        1993
                              ----        ----
          Three Months       $ .20       $ .15
          Six Months         $1.08       $ .92

          The Company's improved financial performance for each of the current periods reflects successful cost control efforts on the part of employees, recent work force reductions, lower interest costs and a modest increase in rates. The positive results were partially offset by higher local, state and federal tax expenses and the dilution effect of issuance of additional shares of Common Stock. See Item 5 under the heading

"Retirement Program" for a discussion of a workforce reduction program which will result in a charge against earnings in the second half of 1994.

OPERATING REVENUES AND SALES

          Total Company revenues for the first six months of 1994 were $51.6 million or 10.9% above the first six months of 1993, reflecting mainly higher fuel costs (particularly for purchased gas) and rate relief. The impact of higher retail sales on earnings during the first quarter was reduced due to rate provisions that moderate the effect of abnormal weather on customer bills.
          Total Company revenues for the second quarter of 1994 were $13.8 million or 6.8% above the second quarter of 1993, with most of the gains coming from higher fuel costs and rate relief. Summer heat waves resulted in record hourly peak demand for electricity in June and again in July of this year.
          Revenues from sales to other electric utilities decreased in both comparison periods mainly due to a tight New York Power Pool energy market.
          The principal factors causing changes in Electric and Gas Department revenues are estimated below:

                                  Comparison of               Comparison of
                                  Three Months                  Six Months
                                  Ended June 30,              Ended June 30,
                                  1994 and 1993               1994 and 1993
                              -----------------------     ----------------------
                               Increase or (Decrease)     Increase or (Decrease)
                               for comparison period      for comparison period
                               (Millions of Dollars)      (Millions of Dollars)
                               Electric           Gas      Electric       Gas
                               --------           ---      --------       ---
   Rate increases              $    5.2      $     .7     $   11.1     $   2.3
   Fuel costs                       2.2           4.6          7.2        26.8
   Weather effects (Heating
     & Cooling)                      .4            .5          3.4         1.1
   Customer consumption             (.1)         (1.5)         1.0        (3.4)
   Other                            (.4)          2.7         (1.3)        7.4
   Total change in customer   ---------     ---------    ---------    --------
     revenues                       7.3           7.0         21.4        34.2
   OEU sales                        (.5)           -          (4.0)         -
                              ---------     ---------    ---------    --------
   Total change in operating
     revenues                  $    6.8      $    7.0     $   17.4     $  34.2
                              =========     =========    =========    ========

FUEL EXPENSES

          Fuel expenses increased in both comparison periods reflecting higher sendout and unit cost of purchased gas, higher unit cost of fossil fuel for generated electricity, greater purchases of electricity and, for the three month comparison period, an increase in generated electricity.

OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES

          Operations excluding fuel expenses increased slightly in both comparison periods reflecting mainly higher costs for the demand side management program, site remediation and Nine Mile Two partially offset by lower payroll and employee welfare costs due to employee reductions and reduced expenses for contractors, consultants and Company vehicles. Lower maintenance expense in both comparison periods also reflects reduced payroll and employee benefit costs.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization increased in both comparison periods due mainly to an increase in depreciable plant.

TAXES

          The increases in local, state and other taxes resulted primarily from an increase in revenues, an increase in property tax rates and higher property assessments.
          Federal income tax increased in both comparison periods due to higher pre-tax book income.
          In August 1993, the Revenue Reconciliation Act of 1993 (1993 Tax Act) was signed into law. Among other provisions, the 1993 Tax Act provides for a Federal corporate income tax rate of 35% (previously 34%) retroactive to January 1, 1993. The Company has adjusted its tax reserve balances to reflect this new rate. There was no earnings impact since the effects of the tax change have been deferred. The Company petitioned the PSC in late 1993 for recognition and recovery of this incremental tax liability which was not reflected in the provisions of its 1993 Rate Agreement. The PSC issued a generic ruling on the treatment of the 1993 Tax Act providing for deferral and future recovery of such expenses if jurisdictional companies met certain requirements. On April 14, 1994 the Company made its compliance filing demonstrating its belief that the effects of this Tax Act ($1,981,000 through June 30, 1994, except for $160,000 stemming from gas operations in the first half of calendar 1993) were recoverable. The ultimate recovery of this deferral remains subject to a favorable decision by the PSC.

OTHER STATEMENT OF INCOME ITEMS

          Variances in allowance for funds used during construction (AFUDC) reflect an increase in the amount of utility plant under construction and not included in rate base in both comparison periods offset by an adjustment related to nuclear fuel which increased AFUDC in the 1993 second quarter.
          Interest charges, excluding AFUDC, were reduced due to the refinancing of long-term debt at lower interest rates, a decrease in long-term debt and lower short term borrowing levels despite an upturn in interest rates in the 1994 first quarter.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.

ITEM 5.   OTHER EVENTS

          RETIREMENT PROGRAM. On June 15, 1994 the Company announced a retirement enhancement program designed to reduce the workforce by several hundred employees. The program offers incentives to employees who have reached age 50 with at least ten years of service, but also extends options to all other employees. Employees will have to declare their intentions by September 1, 1994.
          Two similar programs completed during the past several months have reduced the workforce by 173 people, or approximately seven percent. The retirement enhancement programs are part of the Company's business strategy to move from a regulation-driven to a competition-driven company. The Company's challenge is to reduce costs, maintain a high level of service and value to customers and provide shareholders with an attractive return on their investment.
          The latest program will result in a charge against earnings in 1994, which will vary depending on the level of participation. The actual cost will be influenced by the age, years of service and position of participants. As the program will encompass a wide range of employees, the final cost of the program cannot by accurately determined at this time. The program will be accompanied by a reorganization and require a redeployment of some employees and may, in certain circumstances, require additional staffing to support the reorganization process. The Company believes that at the estimated maximum level of participation the after tax costs charged against earnings in 1994 will not exceed $26 million ($.69 per share). In that case, the estimated after tax net savings through 1998 would be approximately $56 million. The Company expects that the actual level of participation will be something less than the estimated maximum level.
          PROPERTY SALE. The Company reached agreement to sell sixty acres of property located in the Town of Henrietta, New York. The property currently houses the Company operations and employee centers. The agreement to proceed with the sale is subject to satisfaction of a number of contingencies by the developer, including his obtaining necessary permits to develop the site.
          The Company expects to vacate the employee center in about nine months and will lease back the operations center for approximately three years. During that time the Company will evaluate the options for meeting continuing operational needs.
          DIRECTOR RETIREMENT. Effective July 1, 1994, Harry G. Saddock, former Chairman of the Board and Chief Executive Officer, retired from the Board of Directors. As Mr. Saddock's seat on the Board is not being filled at the present time, the Board reduced the number of directors to eleven as of July 1, 1994.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  None


   (b)  Reports on Form 8-K:   A report on Form 8-K dated June 15, 1994 was
                               filed during the quarter to report the retirement enhancement program discussed in Item 5.

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


                                   ROCHESTER GAS AND ELECTRIC CORPORATION
                                   --------------------------------------
                                                (Registrant)



Date:  August 11, 1994             By         THOMAS S. RICHARDS
                                   --------------------------------------
                                              Thomas S. Richards
                                        Senior Vice President, Finance
                                              and General Counsel


Date:  August 11, 1994             By         DAVID C. HEILIGMAN
                                   --------------------------------------
                                              David C. Heiligman
                                                Vice President,
                                           Secretary and Treasurer