Form 10-Q
period 1994-09-30
ROCHESTER GAS & ELECTRIC CORP
filed 1994-11-14
CIK 84557

SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.  20549

                                          FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1994
                               -------------------------------------
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number                    1-672
                       ---------------------------------------------

               Rochester Gas and Electric Corporation
- --------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

            New York                         16-0612110
- --------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             identification No.)


     89 East Avenue, Rochester, NY               14649
- --------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (716) 546-2700
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

       Common Stock, $5 par value, at October 31, 1994:   37,638,195

                           ROCHESTER GAS AND ELECTRIC CORPORATION



                                            INDEX






                                                                Page No.

Part I - Financial Information

  Consolidated Balance Sheet - September 30, 1994 and
    December 31, 1993                                            1 - 2

  Consolidated Statement of Income - Three Months and
    Nine Months Ended September 30, 1994 and 1993                3 - 4

  Consolidated Statement of Cash Flows - Nine Months
    Ended September 30, 1994 and 1993                              5

  Notes to Consolidated Financial Statements                     6 - 16

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         17 - 28



Part II - Other Information

  Legal Proceedings                                               28

  Exhibits and Reports on Form 8-K                                29

  Signatures                                                      30

PART 1 - FINANCIAL INFORMATION
- -----------------------------------------------------

                       ROCHESTER GAS AND ELECTRIC CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Thousands of Dollars)
                                    (Unaudited)
                                      Assets
                                                September 30       December 31
                                                    1994               1993
                                                ------------       -----------
Utility Plant
   Electric                                      $2,273,180         $2,234,530
   Gas                                              366,376            356,484
   Common                                           134,567            125,428
   Nuclear fuel                                     182,845            174,357
                                                  ---------          ---------
                                                  2,956,968          2,890,799

Less: Accumulated depreciation                    1,245,816          1,190,801
      Nuclear fuel amortization                     155,243            144,282
                                                  ---------          ---------
                                                  1,555,909          1,555,716
Construction work in progress                       120,060            112,750
                                                  ---------          ---------
     Net Utility Plant                            1,675,969          1,668,466
                                                  ---------          ---------

Current Assets:
  Cash and cash equivalents                           2,801              2,327
  Accounts receivable                                93,068            104,753
  Unbilled revenue receivable                        38,742             61,330
  Materials and supplies                             18,594             19,627
  Gas stored underground                             31,062             38,989
  Prepayments                                        30,498             21,563
                                                  ---------          ---------
       Total Current Assets                         214,765            248,589
                                                  ---------          ---------

Deferred Debits:
   Unamortized debt expense                          18,804             19,326
   Nuclear generating plant decommissioning fund     46,632             38,930
   Nine Mile Two deferred plant costs                33,725             34,513
   Deferred finance charges-Nine Mile Two            19,242             19,242
   Investment in Empire                              38,558             38,560
   Regulatory Assets-
      Income taxes                                  236,738            241,741
      Uranium enrichment decommissioning deferral    20,690             23,421
      Deferred ice storm charges                     19,751             21,621
      FERC 636 transition costs                      37,691             41,265
      DSM costs                                      20,594             20,573
     Other regulatory assets                         11,335             11,452
   Other                                             72,512             29,931
                                                  ---------          ---------
        Total Deferred Debits                       576,272            540,575
                                                  ---------          ---------
                                                 $2,467,006         $2,457,630
                                                  =========          =========
See Accompanying Notes to Financial Statements


                                       1
/TABLE

                       ROCHESTER GAS AND ELECTRIC CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Thousands of Dollars)
                                   (Unaudited)
                          Capitalization and Liabilities
                                                September 30       December 31
                                                   1994               1993
                                                ------------       -----------
Capitalization
  Long term debt - mortage bonds                $643,265            $655,731
  Long term debt - promissory notes               91,900              91,900
  Preferred stock redeemable at option
  of company                                      67,000              67,000
  Preferred stock subject to mandatory
    redemption                                    55,000              42,000
  Common shareholders' equity
    Common stock
      Authorized 50,000,000 shares; 37,474,680
      shares outstanding at September 30,1994
      and 36,911,265 shares outstanding at
      December 31, 1993.                         666,852             652,172
    Retained earnings                             67,767              75,126
                                               ---------           ---------
        Total Common Shareholders' Equity        734,619             727,298
                                               ---------           ---------
        Total Capitalization                   1,591,784           1,583,929
                                               ---------           ---------
Long Term Liabilities (Department of Energy):
  Nuclear waste disposal                          69,973              68,055
  Uranium enrichment decommissioning              18,472              21,749
                                               ---------           ---------
        Total Long Term Liabilities               88,445              89,804
Current Liabilities:
  Long term debt due within one year                -                 21,250
  Preferred stock redeemable within one year        -                  6,000
  Notes Payable - Empire                          29,600              29,600
  Short term debt                                 53,800              68,100
  Accounts payable                                33,414              52,596
  Dividends payable                               18,355              18,066
  Taxes accrued                                   22,829               6,472
  Interest accrued                                14,985              12,955
  Other                                           13,412              19,491
                                               ---------           ---------
Total Current Liabilities                        186,395             234,530
                                               ---------           ---------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes              415,718             425,648
  Deferred finance charges - Nine Mile Two        19,242              19,242
  Pension costs accrued                           37,074              31,919
  Other                                          128,348              72,558
                                               ---------           ---------
Total Deferred Credits and Other Liabilities     600,382             549,367
                                               ---------           ---------
Commitments and Other Matters                       -                   -
                                               ---------           ---------
      Total Capitalization and Liabilities    $2,467,006          $2,457,630
                                               =========           =========
See Accompanying Notes to Financial Statements


                                       2
/TABLE

                        ROCHESTER GAS AND ELECTRIC CORPORATION
                            CONSOLIDATED STATEMENT OF INCOME
                              (Thousands of Dollars)
                                   (Unaudited)
                                            For the Three Months Ended
                                     September 30, 1994   September 30, 1993
                                     ------------------   ------------------
Operating Revenues
  Electric                                 $180,542            $179,335
  Gas                                        46,098              35,081
                                         ----------          ----------
                                            226,640             214,416
  Electric sales to other utilities           3,342               2,862
                                         ----------          ----------
    Total Operating Revenues                229,982             217,278

Fuel Expenses
  Fuel for electric generation               10,744              11,339
  Purchased electricity                       9,534               6,621
  Gas purchased for resale                   28,629              22,729
                                         ----------          ----------
    Total Fuel Expenses                      48,907              40,689

Operating Revenue less Fuel Expenses        181,075             176,589

Other Operating Expenses
  Operations excluding fuel expenses         58,257              59,307
  Maintenance                                11,300              13,278
  Depreciation and amortization              22,198              21,180
  Taxes - local, state and other             31,014              30,362
  Federal income tax                         17,299              14,404
                                         ----------          ----------
    Total Other Operating Expenses          140,068             138,531

Operating Income                             41,007              38,058

Other Income and Deductions
  Allowance for other funds
   used during construction                     111                  52
  Federal income tax                         12,615               2,538
  Pension Plan Curtailment                  (33,679)             (5,220)
  Other - net                                  (627)               (389)
                                         ----------          ----------
    Total Other Income and Deductions       (21,580)             (3,019)

Income before Interest Charges               19,427              35,039

Interest Charges
  Long term debt                             13,152              13,794
  Other - net                                 1,841               1,459
  Allowance for borrowed funds
   used during construction                    (478)               (418)
                                         ----------          ----------
    Total Interest Charges                   14,515              14,835

Net Income                                    4,912              20,204

Dividends on Preferred Stock                  1,866               1,825
                                         ----------          ----------
Earnings Applicable to Common Stock          $3,046             $18,379
                                         ==========          ==========
Weighted average number of shares
 outstanding in each period (000's)          37,412              35,582
Earnings per Common Share                     $0.08               $0.51
Cash Dividends Paid per Common Share          $0.44               $0.43

See Accompanying Notes to Consolidated Financial Statements


                                       3
/TABLE

                       ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED STATEMENT OF INCOME
                               (Thousands of Dollars)
                                   (Unaudited)
                                              For the Nine Months Ended
                                      September 30, 1994   September 30, 1993
                                      ------------------   ------------------
Operating Revenues
  Electric                                 $502,956             $480,398
  Gas                                       243,406              198,148
                                         ----------           ----------
                                            746,362              678,546
  Electric sales to other utilities          10,754               14,259
                                         ----------           ----------
    Total Operating Revenues                757,116              692,805

Fuel Expenses
  Fuel for electric generation               33,530               35,497
  Purchased electricity                      30,134               21,960
  Gas purchased for resale                  147,127              114,436
                                         ----------           ----------
    Total Fuel Expenses                     210,791              171,893

Operating Revenue less Fuel Expenses        546,325              520,912

Other Operating Expenses
  Operations excluding fuel expenses        177,876              177,475
  Maintenance                                43,325               46,439
  Depreciation and amortization              65,193               62,820
  Taxes - local, state and other            101,829               92,608
  Federal income tax                         45,339               38,093
                                         ----------           ----------
    Total Other Operating Expenses          433,562              417,435

Operating Income                            112,763              103,477

Other Income and Deductions
  Allowance for other funds
   used during construction                     282                   96
  Federal income tax                         13,532                3,779
  Pension Plan Curtailment                  (33,679)              (5,220)
  Other - net                                  (375)                 795
                                         ----------           ----------
    Total Other Income and Deductions       (20,240)                (550)

Income before Interest Charges               92,523              102,927

Interest Charges
  Long term debt                             40,444               42,705
  Other - net                                 4,747                5,284
  Allowance for borrowed funds
   used during construction                  (1,426)              (1,258)
                                          ---------           ----------
    Total Interest Charges                   43,765               46,731

Net Income                                   48,758               56,196

Dividends on Preferred Stock                  5,502                5,475
                                         ----------           ----------
Earnings Applicable to Common Stock         $43,256              $50,721
                                         ==========           ==========
Weighted average number of shares
 outstanding in each period (000's)          37,228               35,210
Earnings per Common Share                     $1.16                $1.44
Cash Dividends Paid per Common Share          $1.32                $1.29

See Accompanying Notes to Consolidated Financial Statements


                                       4
/TABLE

                       ROCHESTER GAS AND ELECTRIC CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Thousands of Dollars)
                                    (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                            1994         1993
                                                          --------     -------
Cash Flow from Operations:
 Net income                                               $48,758      $56,196
 Adjustments to reconcile net income to net cash
  provided from operating activities:
  Depreciation and amortization                            65,193       62,820
  Amortization of nuclear fuel                             12,906       14,792
  Deferred fuel costs                                     (33,145)     (13,133)
  Deferred income taxes, net                               (2,488)      11,275
  Allowance for funds used during construction             (1,707)      (1,354)
  Ice storm costs                                           1,870        1,961
  Nuclear generating plant decommissioning                 (7,702)      (7,085)
  Pension costs accrued                                    48,404        6,352
  Uranium enrichment decommissioning                       (3,277)      21,436
  Changes in certain current assets and liabilities:
    Accounts receivable                                    11,685        7,698
    Unbilled revenue, net                                  22,588       15,874
    Materials and supplies                                  1,033        7,291
    Taxes accrued                                          16,357       (4,957)
    Interest accrued                                        2,030           54
    Accounts payable                                      (19,182)      21,351
    Gas stored underground                                  7,926      (32,100)
    Other current assets and liabilities, net             (15,113)      (7,626)
  Other, net                                                8,795      (20,339)
                                                          -------      -------
  Total Operating                                        $164,931     $140,506
                                                          -------      -------
Cash Flow from Investing Activities:
 Utility Plant
  Plant additions                                         (76,471)     (85,724)
  Nuclear fuel additions                                   (8,515)     (10,398)
  Less:Allowance for funds used during construction         1,707        1,354
                                                          -------      -------
  Additions to Utility Plant                              (83,279)     (94,768)
  Other, net                                                1,737       (1,846)
                                                           ------      -------
  Total Investing                                        ($81,542)    ($96,614)
                                                          -------      -------
Cash Flow from Financing Activities:
  Proceeds from sale of common stock                       13,304       56,903
  Proceeds from sale of long term debt                       -         200,000
  Proceeds from sale of preferred stock                    25,000         -
  Short term borrowing                                    (14,300)     (27,300)
  Retirement of long term debt                            (33,750)    (200,250)
  Retirement of preferred stock                           (18,000)     (12,000)
  Capital stock expense                                     1,375         (524)
  Discount and expense of issuing long term debt             (931)      (7,909)
  Dividends paid on preferred stock                        (5,461)      (5,723)
  Dividends paid on common stock                          (48,968)     (45,088)
    Other, net                                             (1,184)      (1,140)
                                                          -------      -------
  Total Financing                                         (82,915)     (43,031)
                                                          -------      -------
Increase in cash and cash equivalents                         474          861

Cash and cash equivalents at beginning of period            2,327        1,759
                                                          -------      -------

Cash and cash equivalents at end of period                 $2,801       $2,620
                                                          =======      =======

                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                          Nine Months Ended
                                                            September 30,
                                                       -----------------------
                                                            1994         1993
                                                          -------      -------
Cash paid during the period:
  Interest paid (net of capitalized amount)               $41,748      $44,248
  Income taxes paid                                       $28,198      $23,720

See Accompanying Notes to Financial Statements.


                                       5

ROCHESTER GAS AND ELECTRIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  GENERAL

          The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the Company's results for these interim periods. All such adjustments are of a normal recurring nature, except for non-recurring adjustments as described in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading entitled "Earnings Summary". The results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating, and other factors. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Annual Report for the year ended December 31, 1993.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS 112 AND 115

          Statement of Financial Accounting Standards 112 (SFAS-112), "Employees' Accounting for Postemployment Benefits", was adopted by the Company during the first quarter of 1994. SFAS-112 requires the Company to recognize the obligation to provide postemployment benefits to former or inactive employees after employment but before retirement. The additional postemployment obligation at the time of the accounting change was approximately $11 million and is being deferred on the balance sheet. The Company will petition the PSC for recovery of the incremental expenses as the result of the adoption of SFAS-112 by the end of 1994.
          Statement of Financial Accounting Standards 115 (SFAS-115), "Accounting for Certain Investments in Debt and Equity Securities" was adopted by the Company in the first quarter 1994 and requires that debt and equity securities not held to maturity or held for trading purposes be recorded at fair value with unrealized gains and losses excluded from earnings and recorded as a separate component of shareholders' equity. The Company's accounting policy, as prescribed by the New York State Public Service Commission (PSC), with respect to its Nuclear Decommissioning Trusts is to reflect the Trusts' assets at market value and reflect unrealized gains and losses as a change in the corresponding accrued decommissioning liability (see following discussion under "Decommissioning Trust"). Accordingly, the adoption of SFAS 115 is not expected to significantly impact the Company's financial statements.

Note 2.  Commitments and  Other Matters

CAPITAL EXPENDITURES.

          The Company's 1994 construction expenditures program is currently estimated at $138 million, including $16 million related to replacement of the steam generators at the Ginna Nuclear Plant and $2 million of Allowance for Funds Used During Construction (AFUDC). The Company had expended $82 million, including $13 million for steam generator replacement at the Ginna Nuclear Plant and has accrued $2 million of AFUDC as of September 30, 1994. The Company has entered into certain commitments for the purchase of materials and equipment in connection with the construction expenditures program.

NUCLEAR-RELATED MATTERS.

          DECOMMISSIONING TRUST. The Company is collecting in its electric rates amounts for the eventual decommissioning of its Ginna Plant and for its 14% share of the decommissioning of Nine Mile Two. The operating licenses for these plants expire in 2009 and 2026 respectively.
          Under accounting procedures approved by the PSC, the Company has collected approximately $67.9 million through September 30, 1994. In connection with the Company's rate settlement completed in August 1993, the PSC approved the collection during the rate year ending June 30, 1995 of an aggregate $8.9 million for decommissioning, covering both nuclear units. The amount allowed in rates is based on estimated ultimate decommissioning costs of $156.7 million for Ginna and $35.7 million for the Company's 14% share of Nine Mile Two (January 1993 dollars). This estimate is based principally on the application of a Nuclear Regulatory Commission (NRC) formula to determine minimum funding with an additional allowance for removal of non-contaminated structures. Site specific studies of the anticipated costs of actual decommissioning are required to be submitted to the NRC at least five years prior to the expiration of the license.
          The NRC requires reactor licensees to submit funding plans that establish minimum NRC external funding levels for reactor decommissioning. The Company's plan, filed in 1990, consists of an external decommissioning trust fund covering both its Ginna Plant and its Nine Mile Two share. The Company is depositing in an external decommissioning trust the amount of the NRC minimum funding requirement only. Since 1990, the Company has contributed $43.6 million to this fund and, including investment returns, the fund has a balance of $46.6 million as of September 30, 1994. The amount attributed to the allowance for removal of non-contaminated structures is being held in an internal reserve. The internal reserve balance as of September 30, 1994 is $24.3 million.
          The Company is aware of recent NRC activities related to upward revisions to the required minimum funding levels. These activities, primarily focused on disposition of low level radioactive waste, may require the Company to increase funding. The Company continues to monitor these activities but cannot predict what regulatory actions the NRC may ultimately take.

          URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND. Nuclear reactor licensees in the U.S. are assessed annually for the decontamination and decommissioning of Department of Energy (DOE) enrichment facilities. The Company made the second of 15 payments for this purpose in April 1994, remitting approximately $1.4 million ($1.3 million for the Ginna Plant and $0.1 million for its share of the Nine Mile Two plant). For the two facilities the Company's liability at September 30, 1994 is $20.0 million ($18.5 million as a long-term liability and $1.5 million as a current liability). In October 1993, the Company began recovery of this deferral through its fuel adjustment clause.

          SPENT NUCLEAR FUEL LITIGATION. The Nuclear Waste Policy Act of 1982, as amended, obligates the Department of Energy ("DOE") to accept spent nuclear fuel ("SNF") starting in 1998. Since the mid-1980s the Company and other nuclear plant owners and operators have incurred obligations to the DOE for the disposal of SNF some of which has been paid. DOE has determined that it will not be in a position to accept SNF in 1998. On June 20, 1994, Northern States Power Company and other owners and operators of nuclear power plants filed suit against DOE and the U.S. in the U.S. Court of Appeals for the District of Columbia Circuit asking for a declaration that DOE is not acting in accordance with law, seeking orders directing DOE to submit to the Court a description of and progress reports on a program to begin acceptance of SNF by 1998, and requesting other relief at appropriate times including an order allowing petitioners to pay into an escrow fund rather than to DOE. The Company has joined Northern States and the other petitioners in this litigation. On September 9, 1994 the DOE responded to the petition by filing a motion to dismiss stating that (1) the petition was premature, (2) it has taken no "final" action that would be subject to review and (3) any injury suffered as a result of its failure to begin spent fuel acceptance in 1998 is too speculative. On September 30, 1994 Petitioners filed their response contradicting those claims. On October 14, 1994 DOE responded by restating its arguments presented September 9.

          NUCLEAR FUEL ENRICHMENT SERVICES. The Company has a contract with the United States Enrichment Corporation (USEC), formerly with the DOE, for nuclear fuel enrichment services which assures provision for 70% of the Ginna Nuclear Plant's requirements throughout its service life or 30 years, whichever is less. No payment obligation accrues unless such enrichment services are needed. Annually, the Company is permitted to decline USEC-furnished enrichment for a future year upon giving ten years' notice. Consistent with that provision, the Company has terminated its commitment to USEC for the years 2000, 2001 and 2002. The USEC waived, for an interim period, the obligation to give ten years' notice for 2003. The Company has secured the remaining 30% of its Ginna requirements for the reload years 1994 through 1995 under different arrangements with USEC. The Company plans to meet its enrichment requirements for years beyond those already committed by making further arrangements with USEC or by contracting with third parties. The cost of USEC enrichment services utilized for the next seven years (priced at the most current rate) is expected to be $6 million in 1994 and ranges from $10 million to $11 million every 18 months thereafter.

          INSURANCE PROGRAM. The Price-Anderson Act establishes a federal program insuring against public liability in the event of a nuclear accident at a licensed U.S. reactor. Under the program, claims would first be met by insurance which licensees are required to carry in the maximum amount available (currently $200 million). If claims exceed that amount, licensees are subject to a retrospective assessment up to $75.5 million per licensed facility for each nuclear incident, payable at a rate not to exceed $10 million per year. Those assessments are subject to periodic inflation-indexing and certain surcharges. The Company's interests in two nuclear units could thus expose it to a potential liability for each accident of $90.4 million through retrospective assessments of $11.4 million per year in the event of a sufficiently serious nuclear accident at its own or another U.S. commercial nuclear reactor.
          Claims alleging radiation-induced injuries to workers at nuclear reactor sites are covered under a separate, industry-wide insurance program. That program contains a retrospective premium assessment feature whereby participants in the program can be assessed to pay incurred losses that exceed the program's reserves. Under the plan as currently established, the Company could be assessed a maximum of $3.1 million over the life of the insurance coverage.
          The Company is a member of Nuclear Electric Insurance Limited, which provides insurance coverage for the cost of replacement power during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million at nuclear generating units. If an insuring program's losses exceeded its other resources available to pay claims, the Company could be subject to maximum assessments in any one policy year of approximately $5.0 million and $14.2 million in the event of losses under the replacement power and property damage coverages, respectively.

ENVIRONMENTAL MATTERS.

          GENERAL. The production and delivery of energy are necessarily accompanied by the release of by-products subject to environmental controls. In recognition of the Company's responsibility to preserve the quality of the air, water, and land it shares with the community it serves, the Company has taken a variety of measures (e.g., self-auditing, recycling and waste minimization, training of employees in hazardous waste management) to reduce the potential for adverse environmental effects from its energy operations and, specifically, to manage and appropriately dispose of wastes currently being generated. The Company, nevertheless, has been contacted, along with numerous others, concerning wastes shipped off-site to licensed treatment, storage and disposal sites where authorities have later questioned the handling of such wastes. In such instances, the Company typically seeks to cooperate with those authorities and with other site users to develop cleanup programs and to fairly allocate the associated costs.

          COMPANY-OWNED WASTE SITE ACTIVITIES. As part of its commitment to environmental excellence, the Company is conducting proactive Site Investigation and/or Remediation (SIR) efforts at six Company-owned sites where past waste handling and disposal may have occurred. Remediation activities are being completed at two of these sites and the Company is conducting a program to restore, as necessary, to meet environmental standards the other four sites. The Company currently estimates the total costs it could incur for SIR activities at Company-owned sites will not exceed approximately $20 million. This estimate will vary as better site information is available. The Company anticipates spending $10 million over the next 5 years on SIR initiatives. Approximately $4.5 million has been provided for in rates through June 1996 for recovery of SIR costs. To the extent actual expenditures differ from this amount, they will be deferred for future disposition and recovery as authorized by the PSC.
          In 1985, the New York State Department of Environmental Conservation (NYSDEC) identified property in the vicinity of the Lower Falls of the Genesee River (the Lower Falls) in Rochester as an inactive hazardous waste disposal site. The Company owns, and was the prior owner or operator of, a number of locations within the Lower Falls. In mid-1991, NYSDEC advised the Company that it had delisted the Lower Falls site, i.e., removed it from its Registry of Inactive Hazardous Waste Disposal Sites. The effect of delisting is to terminate the Company's status as a potentially responsible party for the Lower Falls site, to discontinue the pending NYSDEC review of a joint Company/City of Rochester proposal for a limited further investigation of the Lower Falls, to defer the prospect of remedial action and perhaps to end any Company sharing of the cost thereof. However, NYSDEC also stated its intention to consider listing individual coal gasification sites within the larger, original site once the State of New York adopts new federal hazardous waste criteria. There is at least some material at one of the individual coal gasification sites that could trigger relisting. The Company is unable to predict what further listing action NYSDEC may take, but regards the delisting as a positive development.
          The Company and its predecessors formerly owned and operated coal gasification facilities within the Lower Falls. In September 1991 the Company initiated a study of subsurface conditions in the vicinity of retired facilities at its West Station property and has since commenced the removal of soils containing hazardous substances in order to minimize any potential long-term exposure risks. Cleanup efforts have been temporarily suspended while the Company investigates more cost effective remedial technologies. The Company has obtained a research permit (including an air permit) in order to evaluate the burning of material from its West Station property in a coal-fired boiler as a possible disposal strategy.
          On a portion of the Company's property in the Lower Falls, and elsewhere in the general area, the County of Monroe has installed and operates sewer lines. During sewer installation, the County constructed over Company property, pursuant to an easement which the Company granted the County, certain retention ponds which reportedly received from the sewer construction area certain fossil-fuel-based materials ("the materials") found there. In July 1989 the Company received a letter from the County asserting that activities of the Company left the County unable to effect a regulatorily-approved closure of the retention pond area. The County's letter takes the position that it intends to seek reimbursement for its additional costs incurred with respect to the materials once the NYSDEC identifies the generator thereof and that any further cleanup action which the NYSDEC may require at the retention pond site is the Company's responsibility. In the course of discussions over this matter, the County has claimed, without offering any evidence, that the Company was the original generator of the materials. It asserts that it will hold the Company liable for all County costs -- presently estimated at $1.5 million
- -- associated both with the materials' excavation, treatment and disposal and with effecting a regulatorily-approved closure of the retention pond area. The Company could incur costs as yet undetermined if it were to be found liable for such closure and materials handling, although provisions of the easement afford the Company rights which may serve to offset all or a portion of any such County claim. To date, the Company has agreed to pay a 20% share of the County's most recent investigation of this area, which commenced in September 1993 and which is estimated to cost no more than $150,000, but no commitment has been made toward any remedial measures which may be recommended by the investigation.
          In the letter announcing the delisting of the Lower Falls site, NYSDEC indicated an intention to pursue appropriate closure of the County's former retention pond area, suggesting that it will be evaluated separately to determine whether it meets the criteria of a hazardous waste site. The Company is unable to assess what implications the NYSDEC letter may have for the County's claim against it.
          At another location along the River where the Company owns property, a boring taken in Fall 1988 for a sewer system project showed a layer containing a black viscous material. The Company undertook an investigation to determine the extent of the layer. The study found that some of the soil and ground water on-site had been adversely impacted by the hazardous substance constituents of the black viscous material, but evidence was inadequate to determine whether the material or its constituents had migrated off-site. The matter was reported to the NYSDEC and, in September 1990, the Company also provided the agency with a risk assessment for its review. That assessment concluded that the findings warranted no agency action and that site conditions posed no significant threat to the environment. Although NYSDEC could require the Company to undertake further investigation and/or remediation, the agency has taken no action since the report's submittal.
          Monitoring wells installed at another Company facility in 1989 revealed that an undetermined amount of leaded gasoline had reached the groundwater. The Company has continued to monitor free product levels in the wells, and has begun a modest free product recovery project, reports on both of which are routinely furnished to the NYSDEC. Free product levels in the wells have declined, but authorities may require further remediation once most of the free product has been recovered.

          SUPERFUND AND OTHER SITES. The Company has been or may be associated as a potentially responsible party (PRP) at seven sites not owned by it, but for which the Company has been identified as a PRP. Estimates of the Company's potential liability for these sites are currently not expected to exceed approximately $1.3 million.
          In August 1990 the Company was notified of the existence of a federal Superfund site located in Syracuse, NY, known as the Quanta Resources Site. The federal Environmental Protection Agency (EPA) has included the Company in its list of approximately 25 PRPs at the site, but no data has been produced showing that any of its wastes were delivered to the site. In return for its release from liability for that phase, the Company has joined other PRPs in agreeing to divide among them, utilizing a two-tier structure, EPA's cost of a contractor-performed removal action intended to stabilize the site. The Company, in the lower tier of PRPs, paid its $27,500 share of such cost. Although the NYSDEC has not yet made an assessment for certain response and investigation costs it has incurred at the site, nor is there as yet any information on which to determine the cost to design and conduct at the site any remedial measures which federal or state authorities may require, the Company does not expect its costs to exceed $250,000.
          On May 21, 1993, the Company was notified by NYSDEC that it was considered a potentially responsible party (PRP) for the Frontier Chemical Pendleton Superfund Site located in Pendleton, NY. The Company has signed a PRP Agreement with 14 other participating parties who have signed an Administrative Order on Consent with NYSDEC. The Order on Consent obligates the parties to implement a work plan and remediate the site. The PRPs have negotiated a workplan for site remediation and have retained a consulting firm to implement the workplan. Preliminary estimates indicate site remediation will be between $6 and $8 million. The Company is participating with the group to allocate costs among the PRPs. Although an allocation scheme has yet to be developed, in April 1994 the Company recorded an estimated liability of $0.7 million for site remediation based on volume of material shipped.
          The Company is involved in the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky. The Company has contributed to a study of the site and estimates that its share of the cost of investigation and remediation would approximate $205,000.
          The Company has been named as a PRP at three other sites and has been associated with another site for which the Company's share of total projected costs is not expected to exceed $120,000. Actual Company expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs as well as the financial viability of other identified responsible parties since clean-up obligations are joint and several.

          FEDERAL CLEAN AIR ACT AMENDMENTS. The Company is developing strategies responsive to the Federal Clean Air Act Amendments of 1990 (Amendments). The Amendments will primarily affect air emissions from the Company's fossil-fueled electric generating facilities. The Company is in the process of identifying the optimum mix of control measures that will allow the fossil fuel based portion of the generation system to fully comply with applicable regulatory requirements. Although work is continuing, not all compliance control measures have been determined. The Company has adopted control measures for nitrogen oxides (NOx) emissions. The first phase, designed to reduce NOx emissions by 18% of 1990 levels, must be in effect by the federally mandated compliance date of May 31, 1995. In September 1994 a commission of Northeastern states approved a memorandum of understanding regarding a second phase of NOx emission controls which will require the Company to reduce annual NOx emissions by 55% of 1990 levels by May 1999. The chosen NOx control measures consist of the installation of low NOx burners on some units, the derating of unit generation by taking burners out of service on other units and placing one unit on cold standby with the redistribution of load to the remaining more efficient units. Capital costs for Nox controls and the installation of continuous emission monitoring systems are not expected to exceed $6.8 million and will be incurred during 1994 and 1995. The Company has expended $1.0 million for NOX controls through October 31, 1994. A range of capital costs between $20 million and $30 million (1993 dollars) has been estimated for the implementation of several potential scenarios which would enable the Company to meet the foreseeable NOx and sulphur dioxide requirements of the Amendments. These capital costs would be incurred between 1996 and 2000. The Company currently estimates that it could also incur up to $2 million (1993 dollars) of additional annual operating expenses, excluding fuel, to comply with the Amendments. The use of scrubbing equipment is not presently being considered. Likewise, the purchase or sale of "emission allowances" is not currently being considered. The Company anticipates that the costs incurred to comply with the Amendments will be recoverable through rates based on previous rate recovery of environmental costs required by governmental authorities.

GAS COST RECOVERY.

          As a result of the restructuring of the gas transportation industry by the Federal Energy Regulatory Commission (FERC), there will be a number of changes in this aspect of the Company's business over the next several years. These changes will require the Company to pay a share of certain transition costs incurred by the pipelines as a result of the FERC-ordered industry restructuring. Although the final amounts of such transition costs are subject to continuing negotiations with several pipelines and ongoing pipeline filings requiring FERC approval, the Company expects such costs to range between $44 and $52 million. A substantial portion of such costs will be on the CNG Transmission Corporation (CNG) system of which approximately $27 million was billed to the Company on December 3, 1993 payable over the following three years. The Company has entered into a $30 million credit agreement with a domestic bank until May 31, 1995 to provide funds for the Company's transition cost liability to CNG. At September 30, 1994 the Company had $20.7 million of borrowings outstanding under the credit agreement. The Company has begun collecting those costs in its gas adjustment clause.
          In a related matter, in connection with the development of the Empire State Pipeline ("Empire") which commenced operation in November 1993, the Company is committed to transportation capacity from Empire, to upstream pipeline transportation and storage service and to the purchase of natural gas in quantities corresponding to these transportation and storage arrangements. The Company also has certain contractual obligations with CNG whereby the Company is subject to demand charges for transportation capacity for a period extending to the year 2001. In October 1993, the effective date of implementation of pipeline restructuring pursuant to FERC Order No. 636 and CNG's individual restructuring in Docket No. RS92-14, CNG's transportation rights on upstream pipelines were assigned to its customers, including the Company.
          The transportation service to be provided by Empire will be phased in over 12 months, at which point the combined CNG and Empire transportation capacity would have exceeded the Company's current requirements. The Company has exercised its option to postpone for one year the commencement of certain Empire-related transportation service that was scheduled for November 1994. The Company also entered into a marketing agreement with CNG, pursuant to which CNG will assist the Company in obtaining permanent replacement customers for the transportation capacity the Company will not require. Under FERC rules, the Company may sell its excess transportation capacity in the market. While CNG has already secured letters of intent for a substantial portion of such capacity, whether and to what extent CNG and/or the Company can successfully negotiate the assignment or sale of the excess capacity, or at what price, cannot be determined at the present time. The ability of CNG to market this capacity may depend on FERC approval of rolled-in (rather than incremental) rate treatment for the CNG new facility costs necessary to serve the letter of intent customers. Several CNG customers have protested CNG's proposed rolled-in rate treatment, arguing that such costs should be borne as incremental by the letter of intent customers. The FERC has issued a preliminary determination on non-environmental issues in which they concluded that it would be in the public convenience and necessity to authorize construction and operation of the proposed facilities. The timing of the FERC decision with respect to environmental issues and rate treatment cannot be determined at the present time.
          The Company recently announced that it expects higher gas costs during the upcoming heating season. The projected increases result mainly from continuing transition costs associated with the federal deregulation of the natural gas industry, current excess transportation capacity and the cost of added gas supply brought to the community by the Empire State Pipeline, which enhances supply reliability for the Company's customers during the coldest weather, along with some increases in the cost of existing transportation and distribution. The Company incurs certain gas costs which are not charged to customers currently but are deferred for collection over a future twelve-month period. A reconciliation of gas costs incurred with gas costs billed to customers is done annually, as of August 31, and the excess or deficiency is refunded to or recovered from the customers during a subsequent twelve-month period beginning in December. In October 1994, the Company submitted to the PSC its annual reconciliation providing for recovery of $24 million of deferred gas costs, substantially higher than in previous years due to the factors mentioned above. Coupled with projected gas supply cost increases, the Company's residential customers may see gas cost increases of more than fifteen percent during the twelve months beginning December 1, 1994.
          The Staff of the Public Service Commission is now reviewing the Company's application for recovery of deferred costs and the Consumer Protection Board, along with certain individuals or groups of ratepayers, have requested that the PSC conduct hearings to determine whether and on what terms the deferral should be recovered. The costs included in the deferral have ordinarily been recovered in the past and the Company believes that they should be recovered in this instance. However, we cannot predict at this time what action the PSC will take. It is anticipated that the PSC will decide how to proceed in December 1994, but that a final decision about the recovery of those costs will occur sometime thereafter.
          The Company is reviewing ways to mitigate the gas cost increase imposed on customers. This would include extending the deferral process from twelve months to nineteen months, allowing customers to spread payments during the high bill months of February and March over several months and increased use of budget billing.

ASSERTION OF TAX LIABILITY.

          The Company's federal income tax returns for 1987 and 1988 have been examined by the Internal Revenue Service (IRS) which has proposed adjustments of approximately $29 million.
          The adjustments at issue generally pertain to the characterization and treatment of events and relationships at the Nine Mile Two project and to the appropriate tax treatment of investments made and expenses incurred at the project by the Company and the other co-tenants.
A principal issue appears to be the year in which the plant was placed in service.
          The Company has filed a protest of the IRS adjustments to its 1987-88 tax liability and has had initial hearings before the appeals officers. The Company believes it has sound bases for its protest, but cannot predict the outcome thereof. Generally, the Company would expect to receive rate relief to the extent it was unsuccessful in its protest except for that part of the IRS assessment stemming from the Nine Mile Two disallowed costs, although no such assurance can be given.

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following is Management's assessment of certain significant factors affecting financial condition and operating results.

                               LIQUIDITY AND CAPITAL RESOURCES

          The Company anticipates meeting its 1994 capital requirements, including debt maturity and sinking fund obligations, primarily from the use of internally generated funds and short-term borrowings. Any refinancing activity would require additional external financing. During the first nine months of 1994 cash flow from operations, together with proceeds from external financing activity (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures, the retirement of long-term debt and short-term borrowings and the retirement and refinancing of preferred stock.

CAPITAL REQUIREMENTS

          The Company's capital requirements relate primarily to expenditures for electric generation, transmission and distribution facilities and gas mains and services as well as the repayment of existing debt. The Company continues to make generating plant modifications and its construction program focuses on the need to serve new customers, to provide for the replacement of obsolete or inefficient utility property and to modify facilities consistent with the most current environmental and safety regulations. The Company has no current plans to install additional base load generation. The Company either has contracts or is continuing negotiations for the realization of approximately 24 megawatts of capacity savings being phased-in over the 1993-1996 period under its demand side management program.
          Total 1994 capital requirements are currently estimated at $177 million, of which $138 million are for construction, including $2 million of AFUDC, and $39 million are for securities redemptions, maturities and mandatory sinking fund obligations, excluding refinancings. Approximately $82 million, including $2 million for AFUDC, had been expended for construction as of September 30, 1994, reflecting primarily expenditures for upgrading electric transmission and distribution facilities and gas mains, expenditures for electric generating plant to improve operating reliability and to comply with regulatory requirements and expenditures for nuclear fuel.

COGENERATION CONTRACT LITIGATION

          During recent years unregulated non-utility generators (NUGS) have proliferated throughout the country. New York State has drawn an over-supply of NUGS largely because of a state law that required utilities to pay above-market prices for power generated from NUGS. That law was repealed in 1992. Many utility companies have taken action to buy out their NUG contracts to reduce the impact of electric energy costs to their customers. The Company has a contract for approximately 55 megawatts of capacity to be supplied by a NUG which will have an adverse impact on the Company's rates.
          On September 6, 1994, the Company filed a civil lawsuit in New York State Supreme Court against Kamine/Besicorp Allegany L.P. (Kamine), the NUG with which the Company has a contract, which seeks rescission of the contract on the grounds that it has become impossible for Kamine to perform. Alternatively, the Company seeks to have the Court order Kamine to provide adequate assurances that it will perform its obligations and, if Kamine is unable to do so, to declare Kamine in breach and order rescission of the contract.
          Under federal and New York State laws and regulations, the Company is required to purchase the electrical output of cogeneration facilities, such as the Kamine facility, which meet certain criteria. Such purchases are required to be made at or below the Company's Avoided Cost (the cost the Company would otherwise incur to generate the power itself or to purchase it from other sources). At the time the contract with Kamine was negotiated, the New York law requiring utilities to pay a minimum of six cents per kilowatt hour for cogenerated electricity was in effect. Similarly, estimates by the PSC of Avoided Costs over the long run, including the 25-year term of the contract, escalated dramatically above that figure.
          Under the contract, payments for electricity during the first 15 years of the term were to be higher than the Company's actual Avoided Cost. The excess above Avoided Cost was to be accumulated in a tracking account. During the last ten years of the term, payments were to be at less than Avoided Cost and the balance accumulated in the tracking account was to be reimbursed to the Company.
          Since the contract was executed, the statutory six-cent per kilowatthour minimum payment provision has been repealed and the Avoided Cost projections of the PSC have declined precipitously. The Company now estimates that Kamine will owe the Company $400 million by the midpoint of the contract term and if the contract extends to its full 25-year term, the total amount of such overpayments (plus interest) could reach approximately $700 million. The Company believes there is no reasonable likelihood that Kamine will be able to repay that amount or to obtain the letter of credit called for in the contract to secure that obligation.
          Prior to commencement of the lawsuit, both the Company and Kamine had sought, among other relief, a determination from the PSC regarding whether Kamine had breached material representations in the contract regarding the size of the cogeneration facility. By an order issued on September 15, 1994, the PSC declined to decide the issues pertaining to the size of the cogeneration facility on the grounds that they constituted a contract dispute in which the PSC will not ordinarily intervene.

STEAM GENERATOR REPLACEMENT

          Preparation for replacement of the two steam generators at the Ginna Nuclear Plant began in 1993 and will continue until the replacement in 1996. Steam generator fabrication is well underway. All major components for the steam generators have been ordered and most of these components have been delivered. Major sub-assemblies are now being fabricated. Engineering for the installation is underway and is expected to be completed well before the scheduled installation. Cost of the replacement is estimated at $115 million, about $40 million for the units, about $50 million for installation and the remainder for engineering and other services. In 1993 the Company spent $15 million for the steam generator replacement. The Company spent $13 million on this project in the first nine months of 1994 and expects to spend about $16 million by year end 1994.

SECURITIES REDEMPTIONS

          The Company redeemed $51.75 million of securities during the first nine months of 1994. On February 15, 1994 the Company reduced its long term debt by $2.75 million pursuant to a cash sinking fund payment on its 10.95% First Mortgage Bonds, Series FF. On March 1, 1994 the Company redeemed $18 million of its 8.25% Preferred Stock, Series R. On June 15, 1994 the Company redeemed $15 million of its 13 7/8% First Mortgage Bonds, Series JJ. On September 15, 1994 the Company redeemed at maturity $16 million of its 4 5/8% First Mortgage Bonds, Series U. Funds for these redemptions came from the issuance of short-term debt, preferred stock and internally generated funds.

SUBSIDIARIES

          In 1992, the Company formed a wholly owned subsidiary, Energyline Corporation (Energyline) to acquire its ownership interest in Empire State Pipeline (Empire), an intrastate natural gas pipeline subject to PSC regulation. The PSC authorized the Company to invest up to $20 million in Empire. Empire provides capacity for up to 50 percent of the Company's gas requirements. The Company's share of ownership in Empire will be dependent upon final project costs and the timing and method of financing selected by Empire. In June 1993 Empire secured a $150 million credit agreement, the proceeds of which are to finance approximately 75 percent of the total construction cost and initial operating expenses. At September 30, 1994 the Company had invested a net amount of $10.3 million in Energyline and was committed to provide a guarantee for $9.7 million of the borrowings under the credit agreement. This total of $20 million represents the Company's maximum exposure to loss.
          Roxdel Corporation, a wholly owned subsidiary of the Company, recently became a Northeast regional distributor of carbon monoxide alarm units manufactured by American Sensors Electronics, Inc. These units will be marketed in large volume wholesale transactions to other utilities.
          The Company's investment in Energyline and Roxdel was consolidated for accounting and reporting purposes with the accounts of the Company. Such consolidation resulted in a $.8 million credit to Other Income during the first nine months of 1994.

FINANCING

          The Company is utilizing its credit agreements to meet any interim external financing needs prior to issuing any long-term securities. Interim financing is available from certain domestic banks in the form of short-term borrowings under a $90 million revolving credit agreement which continues until December 31, 1996 and may be extended annually. Borrowings under this revolver are secured by a subordinated mortgage on substantially all its property except cash and accounts receivable. In addition, the Company entered into a Loan and Security Agreement with a domestic bank until December 31, 1994 providing for up to $20 million of short-term debt. Borrowings under this agreement are secured by the Company's accounts receivable. The Company also has unsecured short-term credit facilities totaling $72 million. At September 30, 1994 the Company had short-term borrowings outstanding of $53.8 million consisting of $13.8 million of unsecured short-term debt and $40.0 million of secured short-term debt.
          Under provisions of the Company's Certificate of Incorporation, the Company may not issue unsecured debt if immediately after such issuance the total amount of unsecured debt outstanding would exceed 15 percent of the Company's total secured indebtedness, capital and surplus without the approval of at least the majority of the holders of outstanding preferred stock. At September 30, 1994, including the $13.8 million of unsecured indebtedness already outstanding, the Company was able to issue $72.2 million of unsecured debt under this provision. A shelf registration on Form S-3 became effective in August 1993 providing for the offering of $250 million of new debt and equity securities. Including the preferred stock described below, the Company has thus far issued approximately $69.4 million of equity securities under this shelf registration. The Company may use the shelf registration to offer from time to time its First Mortgage Bonds Designated Secured Medium-Term Notes, Series B in an aggregate principal amount not to exceed $195,000,000 depending on market conditions and Company requirements. The net proceeds from the sale of the bonds will be used to finance a portion of the Company's capital requirements, to discharge or refund certain outstanding indebtedness of the Company, or for general corporate purposes.
          On March 22, 1994 the Company completed the public sale of 250,000 shares of 6.60% Preferred Stock, Series V (Cumulative, $100 par value). Net proceeds to the Company of $24,781,250 after deducting underwriting commissions of $218,750 were used to retire short-term debt.
          During the first nine months of 1994, the Company issued 563,415 shares of Common Stock through its Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan) and the RG&E Savings Plus Plan (Savings Plus
Plan) providing approximately $13.3 million to help finance its capital expenditures program. The new shares were issued at a market price above the book value per share at the time of issuance. At September 30, 1994 the Company had Common Stock available for issuance of 719,425 shares under the ADR Plan and 163,863 shares under the Savings Plus Plan. Except for shares of Common Stock under the ADR Plan and Savings Plus Plan the Company does not expect to issue any long-term debt or equity securities for the remainder of 1994.

CAPITAL STRUCTURE

          The Company's retained earnings at September 30, 1994 were $67.8 million, a decrease of approximately $7.4 million compared with December 31, 1993. Retained earnings were reduced by approximately $21.5 million due to a one time charge in September 1994 resulting from a workforce reduction program. See following discussion under "Earnings Summary." Long-term debt at September 30, 1994, including that due within one year, decreased approximately $33.7 million compared with December 31, 1993, reflecting the redemption of long-term debt as discussed under "Capital Requirements". Preferred Stock, including that due within one year, increased approximately $7.0 million, reflecting the net change from the sale and redemption of preferred stock as discussed under "Capital Requirements" and "Financing". Common equity increased approximately $7.3 million, reflecting mainly the issuance and sale of Common Stock as discussed under "Financing" and a decrease in retained earnings reflecting the write-offs mentioned above. Capitalization at September 30, 1994, was comprised of 46.1 percent common equity, 7.7 percent preferred equity and
46.2 percent long-term debt. It is the Company's long-term objective to move to a less leveraged capital structure and to increase the common equity percentage of capitalization toward the 50 percent range.

COMPETITION

          The Company is operating in an increasingly competitive environment. In its electric business, this environment includes a federal trend toward deregulation and a state trend toward incentive regulation.
In addition, excess capacity in the region, new technology and cost pressures on major customers have created incentives for major customers to investigate different electric supply options. Initially, those options will include various forms of self generation, but may eventually include customer access to the transmission system in order to purchase electricity from suppliers other than the Company. The passage of the National Energy Policy Act of 1992 has accelerated these competitive challenges.
          California and New York State regulatory agencies (among others) have initiated proposals to stimulate competition. In April 1994 the California Public Utilities Commission announced a six-year restructuring plan which will allow customers to purchase their energy from either utility or non-utility generators: the largest customers beginning in 1996, other industrial and commercial customers between 1997 and 1999 depending on energy requirements, and residential customers by 2002. In New York, the PSC has encouraged competition by requiring utilities to purchase power from NUG's at prices in excess of their internal cost of production, has established various incentive mechanisms in recent rate proceedings to provide lower cost energy, and has provided flexible pricing for certain large customers who have "realistic competitive alternatives". The PSC is also examining issues related to establishing a wholesale competitive market (see Rate Base and Regulatory Policies).
          The Company accepts these challenges and is working to anticipate the impact of the increased competition. Its business strategy for one year and in summary for five years, focuses on improving service while reducing expenses. The Company is engaged in a continuous process improvement program to find opportunities for improved service and efficiency. It has implemented three workforce reduction programs in which 572 people, representing approximately 22 percent of its workforce, have elected to participate and, except in rare instances, they will not be replaced. The latest program, discussed more fully below, concluded at the end of this quarter. The Company believes these programs have had, and will continued to have, a favorable impact on costs.
          In addition, the Company is operating under a three-year rate settlement which includes caps on rate increases that approximate or are less than projected inflation, contains incentive programs that tie performance to earnings and stabilizes revenue through revenue adjustment mechanisms. By settlement with the PSC and others the Company has a competitive rate tariff that allows negotiated rates with larger industrial and commercial customers that have competitive electric supply options. These regulatory changes are discussed in more detail in the Rate Base and Regulatory Policies section.
          Competition in the Company's gas business has existed for some time, as the larger customers have had the option of obtaining their own gas supply and transporting it through the Company's distribution system. This process has been accelerated with FERC Order 636. In addition, the

Company has responded to the changes in the gas business by positioning itself to obtain greater access to both U.S. and Canadian natural gas supplies and storage, so that it can take advantage of the unbundling of services that results from FERC Order 636. A major element of this strategy went into place in 1993 with the start-up of the Empire State Pipeline. The Company is engaged in various aspects of capacity release and is investigating other options available to it to mitigate its cost and increase its revenue in the new gas business environment.
          In connection with these competitive pressures, the Company is evaluating all the factors which impact the rates it charges its customers and therefore its competitive position, both with respect to industrial and commercial customers as well as residential customers. In that regard, it is considering its regulatory assets (costs which have been deferred for collection in future rates) and generating facilities for their impact on the Company's rate structure. The Company's workforce reduction programs, efforts to control fixed and operational costs and decisions to defer the collection of incentives earned under the 1993 Rate Agreement (see discussion below) all relate to a focus on trying to maintain a rate structure which has long-term benefits for the competitive presence of the Company in the industry. Finally, the Company is reviewing its financing strategies as they relate to debt and equity structures, the cost of these structures including the dividend program and their impact on the Company's rate structure. All of these evaluations are in the context of the new competitive environment and the ability of the Company to shift from a fully regulated to a more competitive and growth-oriented industrial organization.

RESTRUCTURING

                 In August 1994 the Company announced a plan to streamline its internal organization by combining 14 division-sized functions into three areas: Customer Operations, Customer Development and Corporate Services. The restructuring is part of an ongoing effort to provide customers with the best possible service at the lowest possible price. The new organization will continue to evolve as the competitive marketplace changes and customers' needs change. Customer Operations will be headed by Senior Vice President Robert E. Smith. It includes customer field operations, all functions associated with producing and delivering energy to customers-
- -power plant operations, electric and gas transmission and distribution, engineering support services and computer information support.
       Corporate Services will be headed by Senior Vice President and General Counsel, Thomas S. Richards. This area includes corporate support functions such as financial services, public affairs, human resource services and strategic development. Customer Development will be headed by Vice President Wilfred J. Schrouder, Jr. It will be devoted to retaining, developing and assisting customers. Functions include pricing, customer outreach, energy conservation and marketing. As part of the reorganization, David K. Laniak was named Executive Vice President and Chief Operating Officer and was elected to the Board of Directors. He will be responsible for overseeing merger of the production and distribution divisions and development of a new marketing strategy.
          The following are additional management appointments intended to broaden executive responsibility and enhance future leadership of the Company.

          - David C. Heiligman becomes Vice President, Finance and Corporate Secretary
          - Robert C. Mecredy becomes Vice President, Nuclear Operations
          - Daniel J. Baier has been elected Controller
          - Mark Keogh has been elected Treasurer

          The restructuring is part of the Company's efforts to move from a regulation-driven to a competition-driven company. It follows a series of three workforce reduction programs during the last year, the latest of which ended October 1, 1994. See following discussion under "Earnings Summary" for additional information concerning the workforce reduction programs.

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

          In July 1993 the Company requested approval from the PSC for a new flexible pricing tariff for major industrial and commercial electric customers. A settlement in this matter was approved by the PSC on March 19, 1994. This tariff allows the Company to negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. Under the terms of the settlement, the Company would absorb 30 percent of any net revenues lost as a result of such discounts through June 1996, while the remainder would be recovered from other customers. The portion recoverable after June 1996 is expected to be determined in a future Company rate proceeding. While the Company's flexible pricing tariff was made subject to modification by an anticipated order to be issued by the PSC in a pending generic proceeding, the issuance of that order, in July 1994 does not appear to require any material change in the tariff.
          The Company has negotiated long term electric supply contracts with two of its large industrial and commercial electric customers at discounted rates. It intends to pursue negotiations with other large customers as the need and opportunity arise. The Company has not experienced any customer loss due to competitive alternative arrangements.
          In June 1994, the PSC announced that it will begin a proceeding to examine issues related to the establishment of a "wholesale competitive market" to provide power that would be wheeled to local utilities through the interconnected transmission system in the state. A conference was held on September 12, 1994 to discuss the schedule and process for developing general principles to guide the transition to competition which may then form the basis for the development of a framework for movement toward a more competitive marketplace. The Company is working with the Energy Association of New York State on "guiding principles" and concerns regarding possible industry restructuring which have been submitted to the Administrative Law Judge and will be submitted to the PSC for a meeting scheduled in November 1994 after which the PSC is expected to establish the next phase of the proceeding. The schedule tentatively proposed extends well into 1995. Similar rate initiatives on competitively-priced natural gas are being addressed in a generic investigation by the PSC into issues involving the restructuring of gas utility services to respond to emerging competition.

                                    RESULTS OF OPERATIONS

          The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and nine-month periods ended September 30, 1994 to the corresponding three-month and nine-month periods ended September 30, 1993.


EARNINGS SUMMARY

                                                     Adjusted for
                          As Reported             Non-Recurring Items
                    ------------------------    -----------------------
                     1994          1993            1994          1993
                     ----          ----            ----          ----
Three Months         $ .08         $ .51          $ .67         $ .60
Nine Months          $1.16         $1.44          $1.76         $1.53

          The figures above are based on the weighted average number of shares outstanding in each period.
          Earnings as reported fell below 1993 levels, reflecting one-time charges for workforce reduction programs completed during the past year. A total of 572 persons, or about 22 percent of the workforce elected to participate in one of three programs offered in 1993 and 1994. Of that total, 399 were participants in the most recent program completed on October 1. The overall after-tax savings of the program are estimated to be $61.2 million through 1998. The latest program resulted in a one-time charge in September 1994 of approximately $33.7 million recorded under the Income Statement caption Other Income and Deductions or $.59 per share, net of tax. This follows 1993 write-offs totaling approximately $5.2 million or $.09 per share for the earlier programs.
          In addition to the cost of the workforce reduction programs, earnings for the current nine months include a charge of $.01 per share for a write-off of $.6 million of unrecoverable gas costs in April 1994.
          Excluding the impact of non-recurring items, earnings for the current three and nine months increased by $.07 and $.23, respectively. These results reflect significant savings due to cost control efforts on the part of employees, combined with recent workforce reductions, a modest increase in rates and lower interest costs resulting from refinancing activities. The positive results were partially offset by the dilutive effect of issuance of additional shares of Common Stock.

OPERATING REVENUES AND SALES

          Total Company revenues for the first nine months of 1994 were $64.3 million or 9.3% above the first nine months of 1993, reflecting rate adjustments to cover higher fuel costs (particularly for purchased gas) and a moderate increase in rates.
          Total Company revenues for the third quarter of 1994 were $12.7 million or 5.8% above the third quarter of 1993, with most of the gains coming from rate adjustments to cover higher fuel costs as well as rate relief.
          Variations in revenues from sales to other electric utilities in both comparison periods reflect mainly changes in energy market conditions at the New York Power Pool.
          The principal factors causing changes in Electric and Gas Department revenues are estimated below:

                                                Comparison of                  Comparison of
                                                 Three Months                   Nine Months
                                              Ended September 30,           Ended September 30,
                                                1994 and 1993                  1994 and 1993
                                           -----------------------      -----------------------
                                          Increase or (Decrease)          Increase or (Decrease)
                                          for comparison period           for comparison period
                                          (Millions of Dollars)           (Millions of Dollars)
                                          Electric           Gas          Electric           Gas
                                          --------           ---          --------           ---
         Rate increases                   $    3.6        $     .5        $   14.7        $   2.8
         Fuel costs                            2.1             5.9             8.1           32.6
         Weather effects (Heating
           & Cooling)                          (.9)            -               1.5             .6
         Customer consumption                 (1.2)             .1              .4           (2.8)
         Other                                (2.4)            4.5            (2.1)          12.1
         Total change in customer         --------        --------        --------        -------
           revenues                            1.2            11.0            22.6           45.3
         OEU sales                              .5             -              (3.5)           -
                                          --------        --------        --------        -------
         Total change in operating
           revenues                       $    1.7        $   11.0        $   19.1        $  45.3
                                          ========        ========        ========        =======

FUEL EXPENSES

          Fuel expenses increased in both comparison periods reflecting significant increases in the unit cost of purchased gas and greater purchases of electricity partially offset by decreases in generated electricity.
          Gas costs have been rising and are expected to rise during the upcoming heating season. See discussion under Note 2, Gas Cost Recovery.

OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES

          Operations excluding fuel expenses increased slightly in the nine month comparison period reflecting mainly higher costs for the demand side management program, claims, uncollectibles and site remediation, partially offset by lower payroll and employee welfare costs due to employee reductions and reduced expenses for contractors and consultants. Operations, excluding fuel expenses, decreased for the third quarter comparison period reflecting lower expenses for payroll, contractors and consultants, partially offset by higher costs for claims, employee welfare and the demand side management program. Lower maintenance expense in both comparison periods also reflects reduced payroll and contractor costs.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization increased in both comparison periods due mainly to an increase in depreciable plant.

TAXES

          The increases in local, state and other taxes resulted primarily from an increase in revenues, an increase in property tax rates and higher property assessments.
          Operating Federal income tax increased in both comparison periods due to higher pre-tax book income.

OTHER STATEMENT OF INCOME ITEMS

          Increases in allowance for funds used during construction (AFUDC) reflect an increase in the amount of utility plant under construction and not included in rate base in both comparison periods and a one-half percent increase in the effective rate beginning September 1, 1994. The new rate is 5.0 percent on an accrual basis. The decrease in Other Income and Deductions reflects mainly accounting adjustments related to workforce reductions and regulatory disallowance net of Federal income tax. For a discussion regarding workforce reductions and regulatory disallowance see "Earnings Summary". Decreases in interest charges, excluding AFUDC, reflect the refinancing of long-term debt at lower interest rates, decreases in the amount of long-term debt outstanding, partially offset by higher-short term borrowing levels and higher interest rates since the 1994 first quarter.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements and Management Discussion and Analysis of Financial Condition and Results of Operations under the heading entitled "Cogeneration Contract Litigation".

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

          Exhibit 27 -  Financial Data Schedule, pursuant to Item 601(c)
                        of Regulation S-K.


   (b)  Reports on Form 8-K:         None.

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


                                   ROCHESTER GAS AND ELECTRIC CORPORATION
                                   --------------------------------------
                                                (Registrant)



Date:  November 14, 1994         By          THOMAS S. RICHARDS
                                    --------------------------------------
                                             Thomas S. Richards
                                  Senior Vice President, Corporate Services
                                             and General Counsel
                                        (Principal Financial Officer)


Date:  November 14, 1994         By           DANIEL J. BAIER
                                    --------------------------------------
                                              Daniel J. Baier
                                                 Controller
                                        (Principal Accounting Officer)