Form 10-Q
period 1995-03-31
ROCHESTER GAS & ELECTRIC CORP
filed 1995-05-12
CIK 84557

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1995
                                      ----------------------------------------
                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------      ------------------------

Commission file number                           1-672
                         -----------------------------------------------------

                    Rochester Gas and Electric Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              New York                                    16-0612110
- ------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     identification No.)

    89 East Avenue, Rochester, NY                            14649
- ------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (716) 546-2700
                                                     -----------------
                    N/A
- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X        No
                                       ---          ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $5 par value, at April 30, 1995:  38,032,248

                     ROCHESTER GAS AND ELECTRIC CORPORATION

                                     INDEX


                                                               Page No.

Part I - Financial Information

  Consolidated Balance Sheet - March 31, 1995 and
    December 31, 1994                                            1 - 2

  Consolidated Statement of Income - Three Months Ended
    March 31, 1995                                                 3

  Consolidated Statement of Cash Flows - Three Months
    Ended March 31, 1995 and 1994                                  4

  Notes to Financial Statements                                  5 - 12

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         13 - 21


Part II - Other Information

  Legal Proceedings                                               21

  Submission of Matters to a Vote of Security Holders             21

  Exhibits and Reports on Form 8-K                                22

  Signatures                                                      23

PART I-FINANCIAL INFORMATION
- ----------------------------

ROCHESTER GAS AND ELECTRIC CORPORATION


Consolidated Balance Sheet
(Thousands of Dollars)                           March 31,   December 31,
(Unaudited)                                         1995         1994
- -------------------------------------------------------------------------

Assets
Utility Plant
Electric                                         $2,302,557    $2,284,634
Gas                                                 371,691       370,205
Common                                              137,047       135,975
Nuclear fuel                                        201,856       190,337
                                                 ----------    ----------
                                                  3,013,151     2,981,151
Less: Accumulated depreciation                    1,286,433     1,263,637
      Nuclear fuel amortization                     162,844       159,461
                                                 ----------    ----------
                                                  1,563,874     1,558,053
Construction work in progress                       138,907       128,860
                                                 ----------    ----------
      Net Utility Plant                           1,702,781     1,686,913
                                                 ----------    ----------
Current Assets
Cash and cash equivalents                             4,651         2,810
Accounts receivable                                 141,162       110,417
Unbilled revenue receivable                          46,232        54,270
Materials and supplies, at average cost
 Fossil fuel                                          5,511         7,908
 Construction and other supplies                     13,815        13,264
 Gas stored underground                               5,382        24,315
Prepayments                                          34,454        23,535
                                                 ----------    ----------
      Total Current Assets                          251,207       236,519
                                                 ----------    ----------
Investment in Empire                                 38,560        38,560
Deferred Debits
Unamortized debt expense                             17,882        18,343
Nuclear generating plant decommissioning fund        52,232        49,011
Nine Mile Two deferred costs                         33,199        33,462
Deferred finance charges - Nine Mile Two             19,242        19,242
Other Deferred Debits                                15,819        19,214
Regulatory assets -
 Income taxes                                       199,561       205,794
 Uranium enrichment decommissioning deferral         19,628        20,169
 Deferred ice storm charges                          18,472        19,111
 FERC 636 transition costs                           30,683        32,479
 Demand side management costs                        18,206        19,807
 Deferred fuel costs - gas                           14,109        33,845
 Other regulatory assets                             39,673        33,727
                                                 ----------    ----------
      Total Deferred Debits                         478,706       504,204
                                                 ----------    ----------
      Total Assets                               $2,471,254    $2,466,196
- -------------------------------------------      ==========    ==========


The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION


Consolidated Balance Sheet
(Thousands of Dollars)                           March 31,      December 31,
(Unaudited)                                         1995           1994
- ----------------------------------------------------------------------------

Capitalization and Liabilities
Capitalization
Long term debt - mortgage bonds                    $  643,292    $  643,278
               - promissory notes                      91,900        91,900
Preferred stock redeemable at option of Company        67,000        67,000
Preferred stock subject to mandatory redemption        55,000        55,000
Common shareholders' equity
 Common stock
  Authorized 50,000,000 shares; 37,866,131
  shares outstanding at March 31, 1995
  and 37,669,963 shares outstanding at
  December 31, 1994.                                  674,931       670,569
 Retained earnings                                     86,179        74,566
                                                   ----------    ----------
   Total Common Shareholders' Equity                  761,110       745,135
                                                   ----------    ----------
   Total Capitalization                             1,618,302     1,602,313
                                                   ----------    ----------
Long Term Liabilities (Department of Energy)
 Nuclear waste disposal                                71,949        70,895
 Uranium enrichment decommissioning                    17,037        16,931
                                                   ----------    ----------
   Total Long Term Liabilities                         88,986        87,826
                                                   ----------    ----------

Current Liabilities
Note Payable - Empire                                  29,600        29,600
Short term debt                                         2,500        51,600
Accounts payable                                       42,640        42,934
Dividends payable                                      18,906        18,818
Taxes accrued                                          48,801         3,471
Interest accrued                                       15,175        11,967
Other                                                  23,893        22,937
                                                   ----------    ----------
   Total Current Liabilities                          181,515       181,327
                                                   ----------    ----------
Deferred Credits and Other Liabilities
Accumulated deferred income taxes                     380,643       402,894
Deferred finance charges - Nine Mile Two               19,242        19,242
Pension costs accrued                                  76,084        75,912
Other                                                 106,482        96,682
                                                   ----------    ----------
   Total Deferred Credits and Other Liabilities       582,451       594,730
                                                   ----------    ----------
Commitments and Other Matters (Note 2)                    --            --
                                                   ----------    ----------
   Total Capitalization and Liabilities            $2,471,254    $2,466,196
- ---------------------------------------            ==========    ==========


The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION

Consolidated Statement of Income                               For the Three Months Ended
(Thousands of Dollars)                                        March 31,          March 31,
(Unaudited)                                                    1995                 1994
- ------------------------------------------------------------------------------------------
Operating Revenues
 Electric                                                     $163,499            $167,472
 Gas                                                           112,867             138,520
                                                              --------            --------
                                                               276,366             305,992
 Electric sales to other utilities                               4,753               4,060
                                                              --------            --------
   Total Operating Revenues                                    281,119             310,052
                                                              --------            --------
Operating Expenses
 Fuel Expenses
  Fuel for electric generation                                  11,075              12,556
  Purchased electricity                                          7,469              10,670
  Gas purchased for resale                                      62,546              85,066
                                                              --------            --------
   Total Fuel Expenses                                          81,090             108,292
                                                              --------            --------

Operating Revenues Less Fuel Expenses                          200,029             201,760
                                                              --------            --------
 Other Operating Expenses
  Operations excluding fuel expenses                            56,861              60,100
  Maintenance                                                   10,523              16,506
  Depreciation and amortization                                 22,409              21,408
  Taxes - local, state and other                                38,331              36,999
  Federal income tax                                            25,348              19,569
                                                              --------            --------
   Total Other Operating Expenses                              153,472             154,582
                                                              --------            --------
Operating Income                                                46,557              47,178
                                                              --------            --------
Other Income and Deductions
 Allowance for other funds used during construction                207                  92
 Federal income tax                                              1,122                  12
 Other, net                                                     (3,120)              1,702
                                                              --------            --------
   Total Other Income and (Deductions)                          (1,791)              1,806
                                                              --------            --------
Interest Charges
 Long term debt                                                 13,105              13,685
 Other, net                                                      1,853               1,607
 Allowance for borrowed funds used during construction            (711)               (545)
                                                              --------            --------
   Total Interest Charges                                       14,247              14,747
                                                              --------            --------
Net Income                                                      30,519              34,237
Dividends on Preferred Stock                                     1,866               1,770
                                                              --------            --------
Earnings Applicable to Common Stock                           $ 28,653            $ 32,467
                                                              ========            ========
Weighted Average Number of Shares for Period (000's)            37,805              37,034
                                                              --------            --------
Earnings per Common Share                                     $   0.75            $   0.87
                                                              --------            --------
Cash Dividends Paid per Common Share                          $   0.45            $   0.44
- ----------------------------------------------------          --------            --------

The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION

Consolidated Statement of Cash Flows                               Three Months Ended
(Thousands of Dollars)                                           March 31,       March 31,
(Unaudited)                                                        1995             1994
- -------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATIONS
Net income                                                            $ 30,519    $ 34,237
Adjustments to reconcile net income to net cash provided
 from operating activities:
Depreciation and amortization                                           22,409      21,408
Amortization of nuclear fuel                                             4,438       4,106
Deferred fuel - electric                                                 1,363      (6,112)
Deferred fuel - gas                                                     20,466        (657)
Deferred income taxes                                                  (15,048)       (663)
Allowance for funds used during construction                              (918)       (637)
Unbilled revenue, net                                                    8,038      13,595
Deferred ice storm costs                                                   639         615
Nuclear generating plant decommissioning fund                           (3,221)     (2,560)
Changes in certain current assets and liabilities:
 Accounts receivable                                                   (30,745)    (33,107)
 Materials and supplies - fossil fuel                                    2,397       2,659
                        - construction and other supplies                 (551)       (171)
                        - gas stored underground                        18,933      29,309
 Taxes accrued                                                          45,330      26,269
 Accounts payable                                                         (294)      3,264
 Interest accrued                                                        3,208       3,507
 Other current assets and liabilities, net                              (7,480)    (18,883)
Other, net                                                              10,222       9,647
                                                                      --------    --------
  Total Operating                                                     $109,705    $ 85,826
- -------------------------------------------------------------         ========    ========

CASH FLOW FROM INVESTING ACTIVITIES
Utility Plant
Plant additions                                                       $(31,231)   $(20,202)
Nuclear fuel additions                                                 (11,519)     (6,389)
Less:  Allowance for funds used during construction                        918         637
                                                                      --------    --------
Additions to Utility Plant                                             (41,832)    (25,954)
Investment in Empire - net                                                  --         (65)
Other, net                                                                   5           7
                                                                      --------    --------
  Total Investing                                                     $(41,827)   $(26,012)
- -------------------------------------------------------------         ========    ========

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/Issue of common stock                                            $  4,365    $  4,495
Sale of preferred stock                                                     --      25,000
Short term borrowings                                                  (49,100)    (48,100)
Retirement of long term debt                                                --      (2,750)
Retirement of preferred stock                                               --     (18,000)
Capital stock expense                                                       (3)      1,375
Dividends paid on preferred stock                                       (1,866)     (1,825)
Dividends paid on common stock                                         (16,951)    (16,241)
Other, net                                                              (2,482)     (2,525)
                                                                      --------    --------
  Total Financing                                                     $(66,037)   $(58,571)
                                                                      --------    --------
  Increase in cash and cash equivalents                               $  1,841    $  1,243
  Cash and cash equivalents at beginning of period                    $  2,810    $  2,327
                                                                      --------    --------
  Cash and cash equivalents at end of period                          $  4,651    $  3,570
- ------------------------------------------------------------          ========    ========

                       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                       Three Months Ended
                                                                      March 31,   March 31,
                                                                        1995        1994
- -------------------------------------------------------------------------------------------
Cash Paid During the period
Interest paid (net of capitalized amount)                             $ 10,565    $ 10,469
Income taxes paid                                                     $     --    $  1,198
- ------------------------------------------------------------          ========    ========

The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1:  General

          The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the Company's results for these interim periods. All such adjustments are of a normal recurring nature. The results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating, and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2.  Commitments and  Other Matters

          The following matters supplement the information contained in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and should be read in conjunction with the material contained in that Note.

CAPITAL EXPENDITURES.

          The Company's 1995 construction expenditures program is currently estimated at $132 million, including $30 million related to replacement of the steam generators at the Ginna Nuclear Plant. The Company had expended $43 million, including $16 million for steam generator replacement at the Ginna Nuclear Plant as of March 31, 1995. The Company has entered into certain commitments for the purchase of materials and equipment in connection with that program.


LITIGATION WITH CO-GENERATOR.

          Under Federal and New York State laws and regulations, the Company is required to purchase the electrical output of unregulated cogeneration facilities which meet certain criteria (Qualifying Facilities). With the exception of one contract which the Company was compelled by regulators to enter into with Kamine/Besicorp Allegany L.P. (Kamine) for approximately 55 megawatts of capacity, the Company has no long-term obligations to purchase energy from Qualifying Facilities.

          Under State law and regulatory requirements in effect at the time the contract with Kamine was negotiated, the Company was required to pay Kamine a price for power that is substantially greater than the Company's own cost of production and other purchases. Since that time the State law mandating a minimum price higher than the Company's own costs has been repealed and PSC estimates of future costs on which the contract was based have declined dramatically.

          In September 1994, the Company filed a lawsuit against Kamine in New York State Supreme Court seeking to void its contract for the forced purchase of unneeded electricity at above-market prices which would result in substantial cost increases for the Company's customers. The Company estimates that Kamine will owe the Company $400 million by the midpoint of the contract term and if the contract extends to its full 25 year term, the total amount of such overpayments (plus interest) could reach approximately $700 million. The Company believes that Kamine will be unable to meet the contract security requirements for these sums when due. Alternatively, the Company sought relief to ensure that its customers would pay no more for the Kamine power than they would pay for power from the Company's other sources of electricity. Kamine answered the Company's complaint, seeking to force the Company to take and pay for power at the above-market rates and claiming damages in an unspecified amount alleged to have been caused by the Company's conduct. The Company began receiving test generation from the Kamine facility during the last quarter of 1994. In late December 1994, the Company announced it would no longer be accepting electric power from this facility because it is the Company's position, among other reasons, that the Kamine facility is no longer a "Qualifying Facility" as specified under Federal regulations. On February 17, 1995 Kamine petitioned the Federal Energy Regulatory Commission (FERC) for a "Temporary Waiver of Operating and Efficiency Standards" seeking to technically retain their status as a Qualifying Facility in 1994 despite the undisputed fact that no thermal host existed when the plant is claimed to have entered commercial service. The PSC has joined the Company in opposing Kamine's request for waiver of the Qualifying Facility standards.

          By a decision rendered March 16, 1995, the state court denied Kamine's motion for summary judgement. The Company intends to vigorously pursue this lawsuit, but is unable to predict the outcome at this time.

          On January 27, 1995, Kamine initiated a lawsuit against the Company in United States District Court for the Western District of New York for alleged anti-trust violations by the Company that are based on the same issues that are raised by the Company's New York State Court lawsuit. The Kamine lawsuit seeks injunctive relief similar to that requested in Kamine's answer to the Company's lawsuit in New York State Court and damages of $420 million. Kamine also moved for a preliminary injunction and a temporary restraining order to require the Company, during the pendency of the lawsuit, to accept and pay for electricity generated by Kamine's facility. On March 20, 1995, the District Court issued a decision and order granting Kamine's application for a temporary restraining order to require the Company, for a period of ten days from entry of the order, to purchase electricity generated by Kamine at a rate of at least six cents per kilowatt hour. The Court subsequently extended the temporary restraining order to April 27, 1995 to permit certain discovery requested by the Company in regard to the pending motion for preliminary injunction. The Company intends to vigorously defend against Kamine's lawsuit, but is unable to predict the outcome at this time.

ENVIRONMENTAL MATTERS.

          In March 1995, the Company recorded an additional estimated liability of $10 million which it anticipates spending on Site Investgation and/or Remediation (SIR) efforts at six Company-owned sites where past waste handling and disposal may have occurred. Concurrently, the Company recorded a similar increase in its Regulatory Assets. For further information on these sites and SIR activities at non-Company owned Superfund or other sites for which the Company has been or may be associated as a potentially responsible party see
Note 10 of the Notes to Financial Statements in the Company's Form 10-K for the fiscal year ended December 31, 1994.

GAS COST RECOVERY.

          As a result of the restructuring of the gas transportation industry by the FERC pursuant to Order No. 636 and related decisions, there have been and will be a number of changes in this aspect of the Company's business over the next several years. For additional information with respect to these transition costs see Note 10 of the Notes to Financial Statements in the Company's Form 10-K for the fiscal year ended December 31, 1994.

          The Company is committed to transportation capacity on the Empire State Pipeline (Empire) as well as to upstream pipeline transportation and storage services. The Company also has contractual obligations with CNG and upstream pipelines whereby the Company is subject to charges for transportation and storage services for a period extending to the year 2001. The combined CNG and Empire transportation capacity exceeds the Company's current requirements. This temporary excess has occurred largely due to the Company's initiatives to diversify its supply of gas and the industry changes and increasing competition resulting from the implementation of FERC Order 636.

          Under FERC rules, the Company may release its excess transportation capacity in the market. The Company is attempting to do that, whenever possible. The Company also entered into a marketing agreement with CNG Transmission Corporation (CNG), pursuant to which CNG will assist the Company in obtaining permanent replacement customers for the transportation capacity the Company will not require. While CNG has already secured letters of intent for a substantial portion of such capacity and has ordered compressors and other related equipment associated with the planned modifications to CNG's pipeline, whether and to what extent CNG and/or the Company can successfully negotiate the assignment of the excess capacity, or at what price, cannot be determined at the present time. Several CNG customers protested CNG's proposed rolled-in rate treatment, arguing that the new facility costs should be borne as incremental by the letter of intent customers. The FERC issued a preliminary determination on non-environmental issues in which it concluded that it would be in the public interest to authorize construction and operation of the proposed facilities. Subsequent to the protests filed in response to the proposed rolled-in rate treatment of the facility costs, the Company entered into an amended and restated marketing agreement with CNG. As a result of this agreement and the negotiations surrounding its implementation, CNG and Texas Eastern, joined by the Company and the replacement customers filed a settlement agreement with the FERC, reflecting certain changes in the facilities and their cost. While the impact of the changes on rates is favorable to the approval of rolled-in treatment of the facility costs, a few parties objected to the portion of the settlement dealing with the cost treatment. Subsequently, CNG filed comments with the FERC removing the roll-in issue from the settlement, thereby accepting incremental rate treatment for the facilities pending the outcome of a future rate proceeding. As a result, the Company anticipates that there will not be significant objection to the settlement, however, the timing of the FERC decision on the settlement and with respect to environmental issues cannot be determined at the present time and that decision is necessary to implement the permanent assignment of the excess capacity. The Company has also exercised its option to postpone for one year the commencement of certain Empire-related transportation service that was scheduled for November 1994. The Company will continue to pursue other options for the release of the capacity and is evaluating requests for proposals for management of its gas supply, transportation and storage assets consistent with its need to provide reliable service and reduce its cost of gas.

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

          The Staff of the PSC has reviewed the Company's application for recovery of deferred costs and the Consumer Protection Board, along with certain individuals or groups of ratepayers, has requested that the PSC conduct hearings to determine whether and on what terms the deferral should be recovered. On December 19, 1994, the PSC instituted a proceeding to review the Company's practices regarding acquisition of pipeline capacity, the deferred costs of the capacity and the Company's recovery of those costs. As an interim measure, on February 1, 1995 the PSC directed the Company to remove from existing rates the revenue effect of $16 million of gas costs attributable to capacity costs, resulting in a net $370,000 or $.01 per share reduction in earnings for the 1995 first quarter. The Company has been permitted to offset the costs excluded from rates with capacity release credits obtained in March and thereafter. Depending on the outcome of the PSC's investigation and the Company's ability to secure permanent capacity release on favorable terms, such net costs will continue to be incurred. These net costs will vary from month to month and may increase if the Company cannot continue to maintain capacity release at the current level as the heating season concludes and the market for non-permanent capacity release softens. At this time, the Company is unable to predict the timing and extent to which future capacity release credits will be available to offset the $16 million annual amount described above. These net costs would also be impacted if the PSC determines that capacity was imprudently incurred and that the related cost exceeds the $16 million previously described. In a more adverse decision, the PSC could order the Company to refund a portion of such costs previously collected from ratepayers.

          The Company's purchased gas expense charged to customers has been higher during the 1994-95 heating season for the reasons described above. The impact of these cost increases on bills generated substantial customer concern, especially since the heating season was unseasonably warm. The action the Company took to reduce rates included refunding the weather normalization adjustment charged to customers in January and discontinuation of those charges through the remainder of the heating season ending in May. This reduced earnings from gas operations for the three months ended March 31, 1995 by approximately $4.2 million, $.08 per share. Earnings could be reduced by an additional $0.8 million by the end of May if the weather remains mild. The weather normalization adjustment provides for recovery of fixed charges by producing higher unit rates when the weather is warm and usage is low. Conversely, it would produce lower unit rates during colder periods of high usage.

          On April 21, 1995, the PSC issued a Department of Public Service (DPS) staff report on the Company's 1994-1995 billings which presented recommendations regarding changes in the Company's natural gas purchasing, billing, meter reading and communication activities. The Company was ordered to respond to the report with an implementation plan within 30 days.

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

          Below is a summarization of the Regulatory Assets as of March 31, 1995.

                                                          Millions
                                                         of dollars
                                                         ----------

          Income Taxes                                       $199.5
          Deferred Ice Storm Charges                           18.5
          Uranium Enrichment Decommissioning Deferral          19.6
          FERC 636 Transition Costs                            30.7
          Demand Side Management Costs Deferred                18.2
          Deferred Fuel Costs - Gas                            14.1
          Other, net                                           39.7
                                                             ------
            Total - Regulatory Assets                        $340.3
                                                             ======

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

         - Uranium Enrichment Decommissioning Deferral: This amount is mandated to be paid to DOE over the next 13 years. The Energy Policy Act of 1992 requires nuclear licensees to contribute such amounts based on the amount of uranium enriched by DOE for each licensee.

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

         - Deferred Fuel Costs - Gas: These costs are recoverable over future years and arise from an annual reconciliation of gas revenues and costs.

          Stranded assets (or other costs) arise when investments are made in facilities, or costs are incurred to serve customers, and such costs and investments may not be fully recoverable in market-based rates. Examples may include purchased power contracts (i.e., the Kamine contract) or high cost generating assets.

          Excluding the Kamine contract described above, estimates of possible stranded asset amounts vary as to scope and methodology and are highly sensitive to the competitive wholesale price assumed in the estimation for electricity. The amount of potential stranded assets at March 31, 1995, cannot be determined at this time but could be significant.

          While the Company currently believes that its regulatory and potentially stranded assets are probable of recovery in rates, industry trends have moved more toward competition, and in a purely competitive environment, it is not clear to what extent, if any, writeoffs of such assets may occur.

          NUCLEAR DECOMMISSIONING TRUST. The Company is collecting in its electric rates amounts for the eventual decommissioning of its Ginna Plant and for its 14% share of the decommissioning of Nine Mile Two. The operating licenses for these plants expire in 2009 and 2026, respectively.

          Under accounting procedures approved by the PSC, the Company has collected approximately $72.3 million through March 31, 1995. In connection with the Company's rate settlement completed in August 1993, the PSC approved the collection during the rate year ending June 30, 1995 of an aggregate $8.9 million for decommissioning, covering both nuclear units. The amount allowed in rates is based on estimated ultimate decommissioning costs of $163.0 million for Ginna and $37.1 million for the Company's 14% share of Nine Mile Two (January 1994 dollars). This estimate is based principally on the application of a Nuclear Regulatory Commission (NRC) formula to determine minimum funding with an additional allowance for removal of non-contaminated structures. Site specific studies of the anticipated costs of actual decommissioning are required to be submitted to the NRC at least five years prior to the expiration of the license. The Company believes that future estimates of decommissioning costs could substantially exceed these current estimates but is unable to predict the costs at this time. The Company is currently performing a site specific cost analysis of decommissioning at Ginna.

          The NRC requires reactor licensees to submit funding plans that establish minimum NRC external funding levels for reactor decommissioning. The Company's plan, filed in 1990, consists of an external decommissioning trust fund covering both its Ginna Plant and its Nine Mile Two share. The Company is depositing in an external decommissioning trust the amount of the NRC minimum funding requirement only. Since 1990, the Company has contributed $47.9 million to this fund and, including investment returns, the fund has a balance of $52.2 million as of March 31, 1995. The amount attributed to the allowance for removal of non-contaminated structures is being held in an internal reserve.
The internal reserve balance as of March 31, 1995 is $24.4   million.

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

EARNINGS SUMMARY

                        Earnings Per Common Share
                          For the Periods Ended
                                 March 31,
                        ------------------------
                            1995         1994
                            ----         ----
       Three Months         $ .75        $ .87

        Earnings for the first quarter of 1995 decreased 13.8% from the 1994 quarter, primarily due to warm weather during this heating season and actions the Company took to reduce customer gas bills, which had reflected increased costs per therm over the prior heating season. As previously discussed, gas costs per therm increased significantly in January reflecting the cost impact of excess capacity resulting from transition from a single to two principal pipeline suppliers. Gas costs also increased due to Federal Energy Regulatory Commission (FERC) Order 636 transition costs as a result of industry restructuring, weather normalization costs and operation of the gas cost adjustment provisions under the Company's allowed rates. The impact of these cost increases on bills generated substantial customer concern, especially since the heating season was unseasonably warm.

   The actions the Company took to reduce rates included refunding of the weather normalization adjustment stemming from the milder weather charged to customers in January and discontinuation of those charges through the remainder of the heating season ending in May. This reduced earnings from gas operations for the quarter ended March 31 by approximately $4.2 million, $.08 per share after tax. Earnings could be reduced by an additional $0.8 million if the weather remains mild through the end of May. The weather normalization adjustment provides for recovery of fixed charges by producing higher unit rates when the weather is warm and usage is low. Conversely, it produces lower unit rates during periods of high usage.

  Earnings were reduced by a net $370,000, $.01 per share, arising from a $16 million annual reduction of gas capacity costs beginning in February by order of the New York State Public Service Commission (PSC). The Company has been permitted to offset this impact with market capacity release credits obtained in March and thereafter. Depending on the outcome of the PSC's investigation and the Company's ability to secure permanent capacity release on favorable terms, such costs will continue to be incurred. These costs will vary from month to month and may increase if the Company cannot maintain capacity release at the current level as the heating season concludes and the market for non-permanent capacity release softens. At this time, the Company is unable to predict the timing and extent to which future capacity release credits will be available to offset the $16 million annual amount described above. These costs would also be impacted if the PSC determines that capacity was imprudently incurred and that the related cost exceeds the $16 million previously described.

  The cost structure of its gas business is a major challenge for the Company today. The Company is taking various actions to stabilize the current gas price, reduce the long-term cost of gas, change the rate structure to make the bills easier to understand and respond to the anticipated expansion of options, including choice of suppliers, to customers. Nevertheless, a substantial portion of the cost related to the gas business is fixed. The contracts for excess capacity will continue for several years and the ability of the Company to reduce its costs will depend in large measure on its ability to market gas capacity on favorable terms.

   Earnings for the first three months of 1995 and 1994 include savings associated with corporate downsizing initiatives conducted in 1993 and 1994. Savings associated with these programs and ongoing cost control efforts reduced current period expenses and will have a positive effect on the Company's long-term financial performance.

COMMON STOCK DIVIDEND

  On March 15, 1995, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on April 25, 1995 to shareholders of record on April 6, 1995. The Company believes that future dividend payments will need to be evaluated in the context of maintaining the financial strength necessary to operate in a more competitive and uncertain business environment. This will require consideration, among other things, of a dividend payout ratio that is lower over time, reevaluating assets and managing greater fluctuation in revenues. While the Company does not presently expect the impact of these factors to affect the Company's ability to pay dividends at the current rate, future dividends may be affected.

COMPETITION

       The Company is operating in a rapidly developing competitive marketplace for electric and gas service. In its electric business, this competitive environment includes a Federal trend toward deregulation and a state trend toward incentive regulation. The passage of the National Energy Policy Act of 1992 (Energy Act) has accelerated these competitive challenges by promoting competition in the electric power industry at the wholesale level, and ensuring that a new class of independent power producers established under the Energy Act, as well as qualified facilities and other electric utilities, can achieve access to utility-owned transmission facilities upon payment of appropriate prices. (See following paragraph regarding a recently issued FERC proposal to promote competition at the wholesale level.) In New York State, the PSC has authorized flexible pricing for certain large customers who have "realistic competitive alternatives". In a generic proceeding now underway to identify regulatory practices that will assist in the transition to a more competitive energy market, the PSC has indicated that the current vertically integrated industry is incompatible with effective competition. Competition in the Company's gas business was accelerated with the adoption of FERC Order No. 636, requiring interstate natural gas pipeline companies to offer customers "unbundled", or separately-priced, sale and transportation services. The PSC has been conducting proceedings to investigate various issues regarding the emerging competitive environment in the electric and gas business in New York State. See the Company's 1994 Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Competition" for information on the competitive challenges the Company faces in its electric and gas business and how it proposes to respond to those challenges.

  The FERC in a Notice of Proposed Rulemaking issued March 29, 1995, proposed significant changes in the wholesale electric industry, creating the foundation for a more competitive bulk power market. The rules are designed to facilitate the development of a competitive market by ensuring that wholesale buyers and sellers can reach each other under non-discriminatory open access transmission tariffs. The proposal addresses two primary areas - open transmission access and recovery of stranded investment. The proposed rules include the following:

  - each utility under FERC jurisdiction (including the Company) would be required to file non-discriminatory open access transmission tariffs, available to all wholesale sellers and buyers of electric energy;

  - each utility would be required to take service under these tariffs for its own wholesale sales and purchases of electric energy; and

  - each utility would be allowed the opportunity to recover stranded costs.

  Stranded costs may result when a customer stops buying power from a utility and, instead, simply uses the utility's transmission service to obtain power from another source. The FERC proposes to establish the principle that utilities are entitled to full recovery of legitimate and verifiable stranded costs at both the state and federal level. It expects the States to deal with any costs stranded due to retail wheeling or direct access programs. The FERC will provide recovery mechanisms for stranded costs due to municipalization or other instances where former retail customers become wholesale customers, as well as wholesale stranded costs.

  The Company is studying the proposal and is currently unable to fully assess its effect on the Company's retail business or sales in the wholesale market. However, the proposal provides a stranded cost recovery model that the States may choose to emulate. To the extent that New York chooses to do so, the Company may be better protected from losses that would otherwise occur if retail competition becomes a reality. Comments on this proposed rulemaking are due in early August.

LIQUIDITY AND CAPITAL RESOURCES

          The Company anticipates meeting its 1995 capital requirements primarily from the use of internally generated funds. It has no debt maturity or sinking fund obligations scheduled in 1995. During the first three months of 1995 cash flow from operations, together with proceeds from external financing activity (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the retirement of short-term borrowings.

PROJECTED CAPITAL AND OTHER REQUIREMENTS

       The Company's capital requirements relate primarily to expenditures for electric generation including replacement of its Ginna steam generators, transmission and distribution facilities and gas mains and services as well as the repayment of existing debt. Construction programs of the Company focus on the need to serve new customers, to provide for the replacement of obsolete or inefficient utility property and to modify facilities consistent with the most current environmental and safety regulations. The Company has no current plans to install additional base load generation.

  The Company's most current Integrated Resource Plan (IRP) explores options for complying with the 1990 Clean Air Act Amendments. The IRP is part of an ongoing planning process to examine options for the future with regard to generating resources and alternative methods of meeting electric capacity requirements. Activities are currently under way to:

     - Modify Units 2, 3, and 4 at Russell Station and Unit 12 at Beebee Station, all coal-fired facilities, to meet Federal Environmental Protection Agency standards and Clean Air Act requirements,

     -    Replace the two steam generators at the Ginna Nuclear Plant.
          (See below.)

          Total 1995 capital requirements for construction are currently estimated at $132 million, including replacement of the steam generators at the Ginna Nuclear Plant as discussed below. Approximately $43 million had been expended for construction as of March 31, 1995, reflecting primarily expenditures for steam generator replacement, upgrading electric generating, transmission and distribution facilities and gas mains and expenditures for nuclear fuel.

     Preparation for replacement of the two steam generators at the Ginna Nuclear Plant began in 1993 and will continue until the replacement in 1996. Steam generator fabrication is well underway. All major components for the steam generators have been delivered and major sub-assemblies have been fabricated. Manufacturing will be completed in early 1996 and the steam generators will be shipped to the site. The installation contractor will remain on site throughout 1995 in preparation for the 1996 replacement outage. Cost of the replacement is estimated at $115 million, about $40 million for the units, about $50 million for installation and the remainder for engineering, radiation protection, plant support, other services and finance charges. The Company spent $16 million on this project in the first quarter and expects to spend about $30 million in 1995. Installation activities during 1995 will include a number of in-containment modifications, foundations for building and equipment, construction of a temporary building on site and construction of the old steam generator storage building. The PSC order approving this project provides that certain costs over $115 million will not be fully recoverable in rates but the Company does not expect to exceed that estimated cost.

FINANCING

     Under provisions of the Company's Charter, the Company may not issue unsecured debt if immediately after such issuance the total amount of unsecured debt outstanding would exceed 15 percent of the Company's total secured indebtedness, capital, and surplus without the approval of at least a majority of the holders of outstanding Preferred Stock. At March 31, 1995, the Company was able to issue $68.1 million of additional unsecured debt under this provision.

     The Company is utilizing its credit agreements to meet any interim external financing needs prior to issuing any long-term securities. Interim financing is available from certain domestic banks in the form of short-term borrowings under a $90 million revolving credit agreement which continues until December 31, 1997 and may be extended annually. Borrowings under this revolver are secured by a subordinated mortgage on substantially all its property except cash and accounts receivable. In addition, the Company entered into a Loan and Security Agreement providing for up to $30 million for the exclusive purpose of financing FERC Order 636 transition costs and up to $20 million as needed from time to time for other working capital needs. Borrowings under this agreement which can be renewed annually, are secured by a lien on the Company's accounts receivable. The Company also has unsecured short-term lines of credit totaling $72 million with several other banks. At March 31, 1995 the Company had short-term borrowings outstanding of $20 million all of which were secured under the Loan and Security Agreement described above.

     During the first three months of 1995, the Company issued 196,168 shares of Common Stock through its Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan) and the RG&E Savings Plus Plan (Savings Plus Plan) providing approximately $4.4 million to help finance its capital expenditures program.
The new shares were issued at a market price above the book value per share at the time of issuance. At March 31, 1995 the Company had Common Stock available for issuance of 380,523 shares under the ADR Plan and 111,314 shares under the Savings Plus Plan. The Company is seeking regulatory authorization to issue an additional 1,500,000 shares under the ADR Plan and an additional 150,000 shares under the Savings Plus Plan.

CAPITAL STRUCTURE

     The Company's retained earnings at March 31, 1995 were $86.2 million, an increase of approximately $11.6 million compared with December 31, 1994. There were virtually no changes in the amount of long term debt and preferred stock at March 31, 1995 as compared with December 31, 1994. Common equity increased approximately $16.0 million, reflecting the issuance and sale of Common Stock as discussed under

"Financing" and an increase in retained earnings. Capitalization at March 31, 1995, was comprised of 45.0 percent common equity, 7.2 percent preferred equity and 47.8 percent long-term debt. To improve its capital structure, the Company currently anticipates the issuance of new shares of common stock, primarily through the Company's ADR Plan. The Company is reviewing its financing strategies as they relate to debt and equity structures in the context of the new competitive environment and the ability of the Company to shift from a fully regulated to a more competitive organization.

RATE BASE AND REGULATORY POLICIES

     The Company is subject to PSC regulation of rates, service, and sale of securities, among other matters. On August 24, 1993 the PSC issued an order approving a settlement agreement (1993 Rate Agreement) among the Company, PSC Staff and other interested parties. The 1993 Rate Agreement will determine the Company's rates through June 30, 1996 and includes certain incentive arrangements providing for both rewards and penalties. The 1993 Rate Agreement amounts are based on an allowed return on common equity of 11.50% through June 30, 1996. Earnings between 8.50% and 14.50% will be absorbed/retained by the Company. Earnings above 14.50% will be refunded to the customers. If, but not unless, earnings fall below 8.50%, or cash interest coverage falls below 2.2 times, the Company can petition the PSC for relief. See the Company's 1994 Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "REGULATORY MATTERS--New York State Public Service Commission" for additional information on the 1993 Rate Agreement including a discussion of the incentive arrangements and the risks and rewards available to the Company under the 1993 Rate Agreement.

     In March and April 1995 the Company filed with the PSC the adjustments required under the various clauses of the 1993 Rate Agreement and submitted a proposal for an electric revenue increase of $18.3 million (2.50%), and a gas revenue increase of $8.0 million (2.55%) for the rate year beginning July 1, 1995. With respect to electric operations, the Company is entitled to increase electric revenues by $33.5 million, or 4.58%. Although the Company has earned sufficient amounts under the terms of the various 1993 Rate Agreement provisions to collect the maximum amount allowed, the increase sought by the Company gives consideration to the price impact on customers by holding the rate increase to below the rate of inflation at 2.5%. With regard to gas operations, the $8.0 million (2.55%) increase represents the amount to which the Company is entitled under the 1993 Rate Agreement. In the filing, however, the Company acknowleged that there are a number of factors that have increased the cost of natural gas for its customers, including issues relating to excess capacity that are the subject of a PSC proceeding and indicated its willingness to consider this revenue requirement as part of the overall resolution of the factors affecting the cost of natural gas in a way that minimizes the total impact on customers. Excluded from the proposed electric increase are adjustments for Integrated Resource Management and Demand Side Management incentive amounts which will be filed when they are available. A PSC decision on the proposed rates is expected by June 30, 1995.

     Under a flexible pricing tariff for major industrial and commercial electric customers the Company may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. Under the terms of the 1993 Rate Agreement, the Company would absorb 30 percent of any net revenues lost as a result of such discounts through June 1996, while the remainder would be recovered from other customers. The portion recoverable after June 1996 is expected to be determined in a future Company rate proceeding. Under these tariff provisions, the Company has negotiated long-term electric supply contracts with three of its large industrial and commercial electric customers at discounted rates. The Company is negotiating long term electric supply contracts with several large customers and intends to pursue negotiations with other large customers as the need and opportunity arise. The Company has not experienced any customer loss due to competitive alternative arrangements.

     The PSC Staff is currently reviewing the Company's application for the recovery of certain deferred gas costs and has required the Company to file a plan pertaining to gas purchasing, billing, meter reading and communication activities, as discussed in Note 2 of the Financial Statements under the heading "Gas Cost Recovery".

     The PSC has been conducting proceedings to investigate various issues regarding the emerging competitive environment in the electric and gas business in New York State, as noted under the heading Competition.


                                 RESULTS OF OPERATIONS

     The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month period ended March 31, 1995 to the corresponding three-month period ended March 31, 1994.

OPERATING REVENUES AND SALES

     Total Company revenues for the first three months of 1995 were $28.9 million or 9.3% below the first three months of 1994, with most of the loss resulting from lower gas revenues due to the mild weather, the deferral of $16 million of gas revenues representing a portion of the costs attritutable to excess capacity subject to PSC review as described under Note 2, Gas Cost Recovery and the Company decision to discontinue for the balance of the heating season the operation of its weather normalization clause in order to moderate the adverse effects on customer bills. Customer electric revenue also decreased due to the mild weather and lower fuel costs.

     Revenues from other electric utility (OEU) sales increased $0.7 million or 17.1% for the three-month comparison period reflecting higher kilowatt hour sales and higher rates. In addition to sales through the New York Power Pool, tariff changes in late 1994 allowed the Company to participate in two-party sales.

     The principal factors causing changes in Electric and Gas Department revenues are estimated below:

                                                                   Comparison of
                                                                    Three Months
                                                                   Ended March 31,
                                                                    1995 and 1994
                                                                ----------------------
                                                                Increase or (Decrease)
                                                                for comparison period
                                                                (Millions of Dollars)
                                                                 Electric     Gas
                                                                 --------     ---
                   Rate increases                                  $ 4.3    $  2.9
                   Fuel costs                                       (4.7)    (22.8)
                   Weather effects (heating & cooling)              (6.1)     (9.8)
                   Customer consumption*                             3.3       8.4
                   Other                                             (.8)     (4.4)
                   Total change in customer                        -----    ------
                     revenues                                       (4.0)    (25.7)
                   OEU sales                                          .7         -
                                                                   -----    ------
                   Total change in operating
                     revenues                                      $(3.3)   $(25.7)
                                                                   =====    ======

          * Customer consumption reflects retail and unbilled margins and transportation less rate increases and weather effects.

FUEL EXPENSES

       Fuel expenses decreased in the first three months of 1995 reflecting lower unit electric and gas customer sales due to mild weather, elimination of the gas weather normalization clause and deferral of gas excess capacity costs in the 1995 first quarter as discussed under "Earnings Summary".

OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES

       The decreases in these line items reflect mainly lower cost for payroll, employee welfare, contractor and consultant services and materials and supplies due to Company cost control efforts and the workforce reduction program undertaken in the second and third quarters of 1994. Also, expenses were higher in the first quarter of 1994 due to the timing of the annual shutdown for the Ginna Plant maintenance and refueling which included 22 more days in the first quarter due to an earlier start.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization increased due mainly to an increase in depreciable plant.

TAXES

       The increase in local, state and other taxes reflects mainly an additional assessment resulting from a New York State sales tax audit partially offset by lower payroll taxes due to fewer employees and a 2.50% decrease in the surcharge on the New York State Gross Revenue Tax.

         The increase in Federal income tax during the first quarter as compared to the first quarter a year ago reflects a variation in the effective tax rate used in the Company's interim tax provision.

OTHER STATEMENT OF INCOME ITEMS

       The increase in allowance for funds used during construction (AFUDC) reflects an increase in the amount of utility plant under construction and not included in rate base and a one-half percent increase in the effective rate from the same period last year.

       Interest charges, excluding AFUDC, were reduced due to a $31 million decrease in long-term debt from last year. The increase in dividends on preferred stock reflects the issuance of preferred stock in March 1994.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)  The Company's Annual Meeting of Shareholders was held on April
        18, 1995.

   (b) The following Directors were elected for terms expiring at the Annual Meeting of Shareholders in 1998: Angelo J. Chiarella, Jay T. Holmes, David K. Laniak, and Cornelius J. Murphy.
        The following Directors are continuing in office after the meeting: William Balderston III, Allan E. Dugan, William F. Fowble, Roger W. Kober, Theodore L. Levinson, Constance M. Mitchell, Arthur M. Richardson and M. Richard Rose.

   (c) The nominees for election as directors were elected by the following vote:

                                 Shares      Shares     Broker
                                 For         Withheld   Non-Votes
                                 ----------  ---------  ---------
          Angelo J. Chiarella    32,913,011  1,187,341      0
          Jay T. Holmes          32,916,617  1,183,735      0
          David K. Laniak        32,448,872  1,651,480      0
          Cornelius J. Murphy    32,931,963  1,168,389      0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  See Exhibit Index below.


   (b)  Reports on Form 8-K:

        The Company filed a Form 8-K, dated February 10, 1995 reporting under Item 5. Other Events, information relating to gas cost recovery and also cogeneration contract litigation.


                                 EXHIBIT INDEX



Exhibit 27 - Financial Data Schedule pursuant to Item 601 (c) of
             Regulation S-K.

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


                               ROCHESTER GAS AND ELECTRIC CORPORATION
                               --------------------------------------
                                                 (Registrant)



Date:  May 12, 1995        By          THOMAS S. RICHARDS
                               --------------------------------------
                                        Thomas S. Richards
                              Senior Vice President, Corporate Services
                                       and General Counsel
                                     (Principal Financial Officer)


Date:  May 12, 1995        By           DANIEL J. BAIER
                               --------------------------------------
                                         Daniel J. Baier
                                            Controller
                                     (Principal Accounting Officer)