Form 10-Q
period 1995-06-30
ROCHESTER GAS & ELECTRIC CORP
filed 1995-08-14
CIK 84557

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995
                                -------------------------------------
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------       ----------------

Commission file number                  1-672
                        --------------------------------------

                  Rochester Gas and Electric Corporation
     --------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

               New York                         16-0612110
     --------------------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             identification No.)

      89 East Avenue, Rochester, NY                    14649
     --------------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code   (716) 546-2700
                                                        -----------------
               N/A
     --------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

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

       Common Stock, $5 par value, at July 31, 1995: 38,239,295
                                                     ----------

                    ROCHESTER GAS AND ELECTRIC CORPORATION

                                    INDEX



                                                            Page No.

Part I - Financial Information

  Consolidated Balance Sheet - June 30, 1995 and
    December 31, 1994                                         1 - 2

  Consolidated Statements of Income - Three Months and Six
   Months Ended June 30, 1995                                 3 - 4

  Consolidated Statement of Cash Flows - Six Months
    Ended June 30, 1995 and 1994                                  5

  Notes to Financial Statements                                6-15

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       16-25



Part II - Other Information

  Legal Proceedings                                              25

  Exhibits and Reports on Form 8-K                               25

  Signatures                                                     26


PART I-FINANCIAL INFORMATION
----------------------------




ROCHESTER GAS AND ELECTRIC CORPORATION


Consolidated Balance Sheet
(Thousands of Dollars)                                     June  30,   December 31,
(Unaudited)                                                  1995          1994
-----------------------------------------------------------------------------------
Assets
Utility Plant
Electric                                                   $2,324,641   $2,284,634
Gas                                                           374,549      370,205
Common                                                        142,118      135,975
Nuclear fuel                                                  202,624      190,337
                                                           ----------   ----------
                                                            3,043,932    2,981,151
Less: Accumulated depreciation                              1,307,723    1,263,637
      Nuclear fuel amortization                               165,039      159,461
                                                           ----------   ----------
                                                            1,571,170    1,558,053
Construction work in progress                                 131,289      128,860
                                                           ----------   ----------
    Net Utility Plant                                       1,702,459    1,686,913
                                                           ----------   ----------
Current Assets
Cash and cash equivalents                                       9,169        2,810
Accounts receivable                                           112,551      110,417
Unbilled revenue receivable                                    41,428       54,270
Materials and supplies, at average cost
 Fossil fuel                                                    6,416        7,908
 Construction and other supplies                               13,129       13,264
 Gas stored underground                                        13,894       24,315
Prepayments                                                    26,057       23,535
                                                           ----------   ----------
    Total Current Assets                                      222,644      236,519
                                                           ----------   ----------
Investment in Empire                                           38,560       38,560
Deferred Debits
Unamortized debt expense                                       17,458       18,343
Nuclear generating plant decommissioning fund                  54,967       49,011
Nine Mile Two deferred costs                                   32,937       33,462
Deferred finance charges - Nine Mile Two                       19,242       19,242
Other Deferred Debits                                          24,087       19,214
Regulatory assets -
 Income taxes                                                 190,978      205,794
 Uranium enrichment decommissioning deferral                   19,271       20,169
 Deferred ice storm charges                                    17,832       19,111
 FERC 636 transition costs                                     46,478       32,479
 Demand side management costs                                  16,626       19,807
 Deferred fuel costs - gas                                     17,282       33,845
 Other regulatory assets                                       38,150       33,727
                                                            ----------   ----------
    Total Deferred Debits                                     495,308      504,204
                                                            ---------    ----------
    Total Assets                                           $2,458,971   $2,466,196
----------------------------------------------------       ==========   ==========

The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION


Consolidated Balance Sheet
(Thousands of Dollars)
(Unaudited)                                           June 30,          December 31,
                                                       1995                1994
------------------------------------------------------------------------------------
Capitalization and Liabilities
Capitalization
Long term debt - mortgage bonds                       $  625,305        $  643,278
               - promissory notes                         91,900            91,900
Preferred stock redeemable at option of Company           67,000            67,000
Preferred stock subject to mandatory redemption           55,000            55,000
Common shareholders' equity
 Common stock
  Authorized 50,000,000 shares; 38,067,868
  shares outstanding at June 30, 1995
  and 37,669,963 shares outstanding at
  December 31, 1994                                      679,144           670,569
 Retained earnings                                        82,043            74,566
                                                     -----------        ----------
   Total Common Shareholders' Equity                     761,187           745,135
                                                     -----------        ----------
   Total Capitalization                                1,600,392         1,602,313
                                                     -----------        ----------

Long Term Liabilities (Department of Energy)
 Nuclear waste disposal                                   73,018            70,895
 Uranium enrichment decommissioning                       17,248            16,931
                                                     -----------        ----------
    Total Long Term Liabilities                           90,266            87,826
                                                     -----------        ----------
Current Liabilities
Long term debt due within one year                        18,000              -
Short Term Debt                                             -               51,600
Note Payable - Empire                                     29,600            29,600
Accounts payable                                          43,415            42,934
Dividends payable                                         18,997            18,818
Taxes accrued                                             20,240             3,471
Interest accrued                                          12,415            11,967
Other                                                     23,854            22,937
                                                     -----------        ----------
    Total Current Liabilities                            166,521           181,327
                                                     -----------        ----------
Deferred Credits and Other Liabilities
Accumulated deferred income taxes                        366,217           402,894
Deferred finance charges - Nine Mile Two                  19,242            19,242
Pension costs accrued                                     76,170            75,912
Other                                                    140,163            96,682
                                                     -----------        ----------
    Total Deferred Credits and Other Liabilities         601,792           594,730
                                                     -----------        ----------
Commitments and Other Matters (Note 2)                     -                 -
                                                     -----------        ----------
    Total Capitalization and Liabilities              $2,458,971        $2,466,196
------------------------------------------------     ===========        ==========

The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION

Consolidated Statement of Income                        For the Three Months Ended
(Thousands of Dollars)                                   June 30,       June 30,
(Unaudited)                                                1995           1994
-----------------------------------------------------------------------------------
Operating Revenues
  Electric                                              $   169,038     $   154,943
  Gas                                                        46,529          58,788
                                                        -----------     -----------
                                                            215,567         213,731
  Electric sales to other  utilities                          3,979           3,352
                                                        -----------     -----------
   Total Operating Revenues                                 219,546         217,083
                                                        -----------     -----------
Operating Expenses
 Fuel Expenses
    Fuel for electric generation                             10,373          10,231
    Purchased electricity                                    17,149           9,931
    Gas purchased for resale                                 26,789          33,432
                                                        -----------     -----------
      Total Fuel Expenses                                    54,311          53,594
                                                        -----------     -----------
Operating Revenues Less Fuel Expenses                       165,235         163,489
                                                        -----------     -----------
  Other Operating Expenses
    Operations excluding fuel expenses                       60,321          59,518
    Maintenance                                              13,971          15,519
    Depreciation and amortization                            22,546          21,588
    Taxes - local, state and other                           29,698          33,816
    Federal income tax                                        9,245           8,470
                                                        -----------     -----------
      Total Other Operating Expenses                        135,781         138,911
                                                        -----------     -----------
Operating Income                                             29,454          24,578
                                                        -----------     -----------
Other Income and Deductions
Allowance for other funds used during construction               90              79
  Federal income tax                                             62             905
Regulatory Disallowances                                        -              (600)
Other, net                                                     (166)           (850)
                                                        -----------     -----------
       Total Other Income and (Deductions)                      (14)           (466)
                                                        -----------     -----------
Interest Charges
  Long term debt                                             13,131          13,607
  Other, net                                                  2,212           1,299
  Allowance for borrowed funds used during construction        (764)           (402)
                                                        -----------     -----------
       Total Interest Charges                                14,579          14,504
                                                        -----------     -----------
Net Income                                                   14,861           9,608
Dividends on Preferred Stock                                  1,866           1,866
                                                        -----------     -----------
Earnings Applicable to Common Stock                     $    12,995     $     7,742
                                                        ===========     ===========
Weighted Average Number of Shares for Period             38,003,872      37,219,990
                                                        -----------     -----------
Earnings per Common Share                               $      0.34     $      0.20
                                                        -----------     -----------
Cash Dividends Paid per Common Share                    $      0.45     $      0.44
---------------------------------------------------     -----------     -----------

The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION

Consolidated Statement of Income                         For the Six Months Ended
(Thousands of Dollars)                                    June 30,        June 30,
(Unaudited)                                                 1995            1994
-----------------------------------------------------------------------------------
Operating Revenues
  Electric                                              $   332,537    $   322 ,414
  Gas                                                       159,284         197,308
                                                        -----------     -----------
                                                            491,821         519,722
  Electric sales to other utilities                           8,732           7,412
                                                        -----------     -----------
      Total Operating Revenues                              500,553         527,134
                                                        -----------     -----------
Operating Expenses
Fuel Expenses
    Fuel for electric generation                             21,448          22,787
    Purchased electricity                                    24,618          20,600
    Gas purchased for resale                                 89,223         118,498
                                                        -----------     -----------
      Total Fuel Expenses                                   135,289         161,885
                                                        -----------     -----------

Operating Revenues Less Fuel Expenses                       365,264         365,249
                                                        -----------     -----------
  Other Operating Expenses
    Operations excluding fuel expenses                      117,181         119,618
    Maintenance                                              24,494          32,025
    Depreciation and amortization                            44,956          42,995
    Taxes - local, state and other                           68,029          70,815
    Federal income tax                                       34,593          28,040
                                                        -----------     -----------
      Total Other Operating Expenses                        289,253         293,493
                                                        -----------     -----------
Operating Income                                             76,011          71,756
Other Income and Deductions                             -----------     -----------
  Allowance for other funds used during construction            298             171
  Federal income tax                                          1,184             918
Regulatory Disallowances                                         -             (600)
Other, net                                                   (3,287)            851
                                                        -----------     -----------
      Total Other Income and (Deductions)                    (1,805)          1,340
Interest Charges                                        -----------     -----------
  Long term debt                                             26,236          27,292
  Other, net                                                  4,065           2,905
  Allowance for borrowed funds used during construction      (1,475)           (947)
                                                         ----------      ----------
      Total Interest Charges                                 28,826          29,250
                                                         ----------     -----------
Net Income                                                   45,380          43,846
Dividends on Preferred Stock                                  3,732           3,636
                                                         ----------     -----------
Earnings Applicable to Common Stock                      $   41,648     $    40,210
                                                         ==========     ===========
Weighted Average Number of Shares for Period             37,909,656      37,131,230
                                                         ----------     -----------
Earnings per Common Share                                $     1.09     $      1.08
                                                         ----------     -----------
Cash Dividends Paid per Common Share                     $     0.90     $      0.88
-------------------------------------------------        ----------     -----------

The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS                            Six Months Ended
(Thousands of Dollars)                                        June 30,     June 30,
(Unaudited)                                                     1995         1994
                                                             -----------  ----------
 CASH FLOW FROM OPERATIONS
 Net income                                                   $  45,380    $ 43,846
 Adjustments to reconcile net income to net cash provided
  from operating activities
 Depreciation and amortization                                   44,956      42,995
 Amortization of nuclear fuel                                     7,701       8,388
 Deferred fuel - electric                                        (5,926)     (6,692)
 Deferred fuel - gas                                             20,806      (7,340)
 Deferred income taxes                                           (1,861)        506
 Allowance for funds used during construction                    (1,773)     (1,118)
 Unbilled revenue, net                                           12,842      21,807
 Deferred ice storm costs                                         1,279       1,231
 Nuclear generating plant decommissioning fund                   (5,956)     (5,038)
 Post employment benefit internal reserve                         2,352       2,301
 Research and development amortization                            1,280         182
 Rate settlement amortizations                                    3,524       5,000
 Changes in certain current assets and liabilities:
  Accounts receivable                                            (2,134)     (6,305)
  Materials and supplies - gas stored underground                10,421      15,534
                         - other, net                             1,627      (1,008)
  Taxes accrued                                                  16,769      14,024
  Other current assets and liabilities, net                       1,944      (1,465)
 Other, net                                                       1,999      (8,849)
                                                              ---------    --------
   Total Operating                                            $ 155,230    $117,999
                                                              ---------    --------

 CASH FLOW FROM INVESTING ACTIVITIES
 Utility Plant
 Plant additions                                              $( 55,576)   $(51,594)
 Nuclear fuel additions                                         (12,287)     (6,676)
 Less:  Allowance for funds used during construction              1,773       1,118
                                                              ---------    --------
 Additions to Utility Plant                                     (66,090)    (57,152)
 Investment in Empire - net                                           -         (15)
 Other, net                                                          (8)        (37)
                                                              ---------    --------
   Total Investing                                            $ (66,098)   $(57,204)
                                                              ---------    --------

CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from:
 Sale/Issue of common stock                                   $   8,601    $  9,032
 Sale of preferred stock                                              -      25,000
 Short term borrowings                                          (51,600)    (23,300)
 Retirement of long term debt                                         -     (17,750)
 Retirement of preferred stock                                        -     (18,000)
 Capital stock expense                                              (26)      1,375
 Dividends paid on preferred stock                               (3,732)     (3,691)
 Dividends paid on common stock                                 (33,991)    (32,563)
 Other, net                                                      (2,025)     (2,396)
                                                              ---------    --------
   Total Financing                                            $ (82,773)   $(62,293)
                                                              ---------    --------
   Increase in cash and cash equivalents                      $   6,359    $ (1,498)
   Cash and cash equivalents at beginning of period           $   2,810    $  2,327
                                                              ---------    --------
   Cash and cash equivalents at end of period                 $   9,169    $    829
                                                              =========    ========

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                               Six Months Ended
                                                             June 30,     June 30,
                                                               1995         1994
----------------------------------------------------------------------------------
 Cash Paid During the period
 Interest paid (net of capitalized amount)                    $  27,467    $ 27,945
 Income taxes paid                                            $  27,000    $ 25,198
--------------------------------------------------------      =========    ========

       The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1:  General

      The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the Company's results for these interim periods. All such adjustments are of a normal recurring nature, except for the reduction to reported earnings from a Public Service Commission (PSC) order as described in Note 2 under Gas Cost Recovery. The results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating, and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

      In September 1994, the Company filed a lawsuit against Kamine in New York State Supreme Court seeking to void its contract for the forced purchase of unneeded electricity at above-market prices which would result in substantial cost increases for the Company's customers. The Company estimates that Kamine will owe the Company $400 million by the midpoint of the contract term and if the contract extends to its full 25 year term, the total amount of such overpayments (plus interest) could reach approximately $700 million. The Company believes that Kamine will be unable to meet the contract security requirements for these sums when due. Alternatively, the Company sought relief to ensure that its customers would pay no more for the Kamine power than they would pay for power from the Company's other sources of electricity. Kamine answered the Company's complaint, seeking to force the Company to take and pay for power at the above-market rates and claiming damages in an unspecified amount alleged to have been caused by the Company's conduct. The Company began receiving test generation from the Kamine facility during the last quarter of 1994. In late December 1994, the Company announced it would no longer be accepting electric power from this facility, unless charged at the current avoided cost rate, because it is the Company's position, among other reasons, that the Kamine facility is no longer a "Qualifying Facility" as specified under Federal regulations. On February 17, 1995 Kamine petitioned the Federal Energy Regulatory Commission (FERC) for a "Temporary Waiver of Operating and Efficiency Standards" seeking to confirm its status as a Qualifying Facility in 1994 despite the undisputed fact that no thermal host existed when the plant is claimed to have entered commercial service. The PSC has joined the Company in opposing Kamine's request for waiver of the Qualifying Facility standards.

      By a decision rendered March 16, 1995, the state court denied Kamine's motion for summary judgement. Kamine has appealed that decision. The Company intends to vigorously pursue this lawsuit, but is unable to predict the outcome at this time.

      On January 27, 1995, Kamine initiated a lawsuit against the Company in United States District Court for the Western District of New York for alleged anti-trust violations by the Company that are based on the same issues that are raised by the Company's New York State Court lawsuit. The Kamine lawsuit seeks injunctive relief similar to that requested in Kamine's answer to the Company's lawsuit in New York State Court and damages of $420 million. Kamine also moved for a preliminary injunction and a temporary restraining order to require the Company, during the pendency of the lawsuit, to accept and pay for electricity generated by Kamine's facility. On March 20, 1995, the District Court issued a decision and order granting Kamine's application for a temporary restraining order to require the Company, for a period of ten days from entry of the order, to purchase electricity generated by Kamine at a rate of at least six cents per kilowatt hour. The Court subsequently extended the temporary restraining order until a ruling is made on the pending motion for preliminary injunction. During the first six months of 1995 the Company purchased approximately 100,844,000 kilowatt hours of electricity under this contract. The Company intends to vigorously defend against Kamine's lawsuit, but is unable to predict the outcome at this time.

      The United States Department of Justice, Antitrust Division, has issued a Civil Investigative Demand calling for the production of documents and answers to interrogatories concerning the electric utility industry. Among documents requested are ones that relate to the Kamine project. The Company has been informed that the Antitrust Division has not concluded that there is an antitrust violation, and that it is not a target of this investigation, since there are no targets. The Company is cooperating with the investigation.

      On May 9, 1995, the Company filed a petition with the PSC which, among other things, requested that the Commission investigate Kamine,s qualification as a "cogenerator", as defined in the New York State Public Service Law, to determine if Kamine is in compliance with contract requirements. It is the Company's position that Kamine is not a cogenerator as defined by such law and, as a result, is in violation of a crucial contract provision. The Company has been unable to clearly resolve this issue and the PSC suggested that it would consider pursuing the matter if the Company requested that it do so. The PSC issued a Notice of Proposed Rulemaking on June 21, 1995 and Kamine responded to that Notice on August 4, 1995. There is no formal deadline for PSC action.


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

      The Company has entered into a marketing agreement with CNG Transmission Corporation (CNG), pursuant to which CNG will assist the Company in obtaining permanent replacement customers for transporation capacity the Company will not require. As a result of this marketing agreement and FERC approval of the Chambersburg Project (described below), a substantial portion of this capacity will be released to replacement shippers through the contract period described above. The Company is now in the process of assigning the subject capacity. On May 31, 1995, the FERC issued an order approving the construction and rate treatment of the Chambersburg Project which includes modifications to CNG,s pipeline which are required to facilitate the use of pipeline capacity by the replacement shippers. The Company is contributing $10 million to the construction of this project. Chambersburg is expected to become operational by December 1, 1995.

      The Company also exercised its option to postpone for one year the commencement of certain Empire-related transportation service that was scheduled for November 1994.

      The Company will continue to pursue other options for the release of capacity. Specifically, the Company has entered into a Supply Portfolio Management agreement with MidCon Gas Services Corp. (MGSC). MGSC will work with the Company to identify and implement opportunities for temporary and permanent release of surplus pipeline capacity, as well as advise with respect to the management of the Company,s gas supply, transportation and storage assets consistent with the goal of providing reliable service and reducing the cost of gas. MGSC was selected from 15 companies that submitted proposals because it brings a high level of expertise in supply management and has successfully demonstrated its abilities with companies of our size.

      A reconciliation of gas costs incurred and gas costs billed to customers is done annually, as of August 31, and the excess or deficiency is refunded to or recovered from customers during a subsequent period. In October 1994, the Company submitted to the PSC its annual Gas Clause Adjustment reconciliation providing for recovery of $24 million of deferred gas costs, which was substantially higher than in previous years principally due to factors mentioned above.

      The Staff of the PSC reviewed the Company's application for recovery of deferred costs and the Consumer Protection Board, along with certain individuals or groups of ratepayers, requested that the PSC conduct hearings to determine whether and on what terms the deferral should be recovered. On December 19, 1994, the PSC instituted a proceeding to review the Company's practices regarding acquisition of pipeline capacity, the deferred costs of the capacity and the Company's recovery of those costs. As an interim measure, on February 1, 1995 the PSC directed the Company to remove from existing rates the revenue effect of $16 million of gas costs attributable to capacity costs, resulting in a net $2.7 million or $.07 per share reduction in earnings for the first six months of 1995. The Company was permitted to offset the costs excluded from rates with capacity release credits obtained in February and thereafter.

      Depending on the outcome of the PSC's investigation and the Company's ability to secure permanent capacity release on favorable terms, such net costs will continue to be incurred. These net costs will vary from month to month and may increase if the Company cannot continue to maintain capacity release at the current level and depending on expenses incurred in obtaining the releases. At this time, the Company is unable to predict the timing and extent to which future capacity release credits will be available to offset the $16 million annual amount described above. These net costs would also be impacted if the PSC determines that capacity was imprudently incurred and that the related cost exceeds the $16 million previously described. In a more adverse decision, the PSC could order the Company to refund a portion of such costs previously collected from ratepayers.

      The Company's purchased gas expense charged to customers was higher during the 1994-95 heating season for the reasons described above. The impact of these cost increases on bills generated substantial customer concern, especially since the heating season was unseasonably warm. The action the Company took to reduce rates included refunding the weather normalization adjustment charged to customers in January and discontinuation of those charges through the remainder of the heating season ending in May. This reduced earnings from gas operations for the six months ended June 30, 1995 by approximately $3.5 million, $.09 per share. The weather normalization adjustment provides for recovery of fixed charges by producing higher unit rates when the weather is warm and usage is low. Conversely, it would produce lower unit rates during colder periods of high usage.

      On April 21, 1995, the PSC issued a Department of Public Service (DPS) staff report on the Company's 1994-1995 billings which presented recommendations regarding changes in the Company's natural gas purchasing, billing, meter reading and communication activities. The Company responded to the Staff report with its implementation plan on May 18, 1995. In most respects, the Company agreed to implement Staff's recommendations. The Company also proposed to eliminate the weather normalization adjustment on a permanent basis before the beginning of the 1995-1996 heating season. Parties to the case have commented on the plan and the Commission is expected to issue a ruling accepting or modifying the Company's plan this summer.

      The Company is also in the process of negotiating with the DPS Staff and other intervenors (including the American Association of Retired Persons, the New York State Consumer Protection Board, the Citizen's Utility Board, the New York State Department of Law and Multiple Intervenors) to develop a resolution of the cost and price issues raised in the PSC investigation of the Company's gas costs. These issues include the prudence of the Company's acquisition of interstate pipeline capacity and the management of its gas supply activities. Regardless of the status of negotiations, litigation in these cases will begin in August, and the Commission is expected to issue a final ruling in these cases in November, 1995. At this time, the Company cannot predict the outcome of the negotiations or the Commission,s decision in these cases.

      In connection with these negotiations, the Company proposed that the gas rate increase of approximately $7.7 million that would have been permitted to take effect as of July 1, 1995 pursuant to the rate settlement approved by the PSC in the Company's last gas rate proceeding be postponed by two months, until September 1, 1995. The proposed increase in base rates does not include capacity costs which are being considered in the PSC investigation of the Company's gas costs. On June 30, 1995, the PSC suspended the increase for up to 120 days to permit consideration of the increase in the context of the investigation of gas costs.


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

    Below is a summarization of the Regulatory Assets as of June 30, 1995.

                                                               Millions
                                                              of dollars
                                                              ----------

          Income Taxes                                          $191.0
          Deferred Ice Storm Charges                              17.8
          Uranium Enrichment Decommissioning Deferral             19.3
          FERC 636 Transition Costs                               46.5
          Demand Side Management Costs Deferred                   16.6
          Deferred Fuel Costs - Gas                               17.3
          Other, net                                              38.1
                                                              ----------
          Total - Regulatory Assets                             $346.6
                                                              ==========

      The FERC 636 Transition Costs are based on June 1995 estimates. See the Company's 1994 10-K, Note 10 of the Notes to Financial Statements under the heading "Regulatory and Stranded Assets" for a description of the Regulatory Assets shown above.

      Stranded assets (or other costs) arise when investments are made in facilities, or costs are incurred to serve customers, and such costs and investments may not be fully recoverable in market-based rates. Examples may include purchased power contracts (e.g., the Kamine contract) or high cost generating assets.

      Excluding the Kamine contract described above, estimates of possible stranded asset amounts vary as to scope and methodology and are highly sensitive to the competitive wholesale price for electricity assumed in the estimation. The amount of potential stranded assets at June 30, 1995, cannot be determined at this time but could be significant.

      While the Company currently believes that its regulatory and other assets potentially classifiable as stranded assets are probable of recovery in rates, industry trends have moved more toward competition, and in a purely competitive environment, it is not clear to what extent, if any, writeoffs of such assets may occur.

NUCLEAR DECOMMISSIONING TRUST

      The Company is collecting in its electric rates amounts for the eventual decommissioning of its Ginna Plant and for its 14% share of the decommissioning of Nine Mile Two. The operating licenses for these plants expire in 2009 and 2026, respectively.

      Under accounting procedures approved by the PSC, the Company has collected decommissioning costs of approximately $74.5 million through June 30, 1995. In connection with the Company's rate settlement completed in August 1993, the PSC approved the collection during the rate year ending June 30, 1995 of an aggregate $8.9 million for decommissioning, covering both nuclear units. The amount allowed in rates is based on estimated ultimate decommissioning costs of $163.0 million for Ginna and $37.1 million for the Company's 14% share of Nine Mile Two (January 1994 dollars). This estimate is based principally on the application of a Nuclear Regulatory Commission (NRC) formula to determine minimum funding with an additional allowance for removal of non-contaminated structures. Site specific studies of the anticipated costs of actual decommissioning are required to be submitted to the NRC at least five years prior to the expiration of the license.

      The Company has recently completed a site specific cost analysis of decommissioning at Ginna and incorporated the results of this study in its July 1995 rate filing with the PSC. Based on the site specific study the estimated decommissioning cost increased to $296.3 million (May 1995 dollars). The Company is awaiting the results of a site specific cost analysis currently in progress at Nine Mile Two. The Company cannot predict the degree to which these additional estimates will be recognized in rates stemming from its current rate filing.

      The NRC requires reactor licensees to submit funding plans that establish minimum NRC external funding levels for reactor decommissioning. The Company's plan, filed in 1990, consists of an external decommissioning trust fund covering
both its Ginna Plant and its Nine Mile Two share.   Since 1990, the Company has
contributed $50.1 million to this fund and, including realized investment returns, the fund has a balance of $55.0 million as of June 30, 1995. The amount attributed to the allowance for removal of non-contaminated structures is being held in an internal reserve. The internal reserve balance as of June 30, 1995 is $24.4 million.

      The Company is aware of recent NRC activities related to upward revisions to the required minimum funding levels. These activities, primarily focused on disposition of low level radioactive waste, may require the Company to further increase funding. The Company continues to monitor these activities but cannot predict what regulatory actions the NRC may ultimately take.

      The Staff of the Securities and Exchange Commission and the Financial Accounting Standards Board are currently studying the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. If current accounting practices for such costs were changed, the annual provisions for decommissioning costs would increase, the estimated cost for decommissioning could be reclassified as a liability rather than as accumulated depreciation, the liability accounts and corresponding plan asset carrying accounts would be increased and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. If annual decommissioning costs increased, the Company would expect to defer the effects of such costs pending disposition by the Public Service Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is Management's assessment of certain significant factors affecting financial condition and operating results.


EARNINGS SUMMARY

                      Earnings Per Common Share
                        For the Periods Ended
                               June 30
                       -------------------------
                            1995        1994
                            ----        ----
          Three months     $ .34        $ .20
          Six months       $1.09        $1.08


      The Company's financial performance improved this past quarter, reflecting cost savings from a major work force reduction completed in October 1994 and ongoing cost controls. During the past two years, the work force has been reduced by over 20%. Earnings also reflect lower local and state taxes in the current quarter as compared to the second quarter of 1994. These positive factors also lead to slightly higher earnings for the calendar year to date, despite a milder than normal heating season and measures taken earlier in the year to reduce the price of gas to customers.

      Pre-tax earnings from gas operations were reduced by approximately $5.3 million this year due to a decision to eliminate weather normalization charges on customer bills for the 1995 heating season which ended in May. Pre-tax earnings for the calendar year to date were further reduced by an additional $4.2 million due to the effect of removing $16 million of annual capacity costs, net of capacity release credits, from rates beginning in February 1995.

      In addition to the costs of work force reduction programs, pre-tax earnings for the prior year periods include charges of $600 thousand for unrecoverable gas costs written off in April 1994.


COMMON STOCK DIVIDEND

      On June 21, 1995, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on July 25, 1995 to shareholders of record on July 5, 1995. The Company believes that future dividend payments will need to be evaluated in the context of maintaining the financial strength necessary to operate in a more competitive and uncertain business environment. This will require consideration, among other things, of a dividend payout ratio that is lower over time, reevaluating assets and managing greater fluctuation in revenues. While the Company does not presently expect the impact of these factors to affect the Company's ability to pay dividends at the current rate, future dividends may be affected.


COMPETITION

          As reported in the Company's 1994 Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Electric Utility Competition" the PSC had invited comments on proposed principles to guide the transition to competition. In an opinion issued on June 7, 1995, the Commission provided a revision of the nine "Principles to Guide the Transition to Competition" initially issued in December 1994. The revised principles, which reflect input from the Commission staff and many of the participants of the proceeding, are as follows:

      - First, competition is endorsed as promoting economic and environmental well-being in New York.

      - Second, "rate shock" should be minimized and a reasonbly-priced level of basic service should be maintained.

      - Third, increased emphasis should be placed on market-based or "competitively neutral" approaches to preserve research, environmental protections, cost-effective energy efficiency, and fuel diversity.

      - Fourth, safety and reliability must not be jeopardized.

      - Fifth, new structure should provide increased customer choice, a suitable forum for resolving complaints, and leeway for approaches that reflect differences in New York's electric utilities.

      - Sixth, as competition increases, regulation should decrease and vigorous fair-trade safeguards must be in place.

      - Seventh, the current vertically integrated industry structure must be thoroughly examined to ensure that it does not impede effective wholesale or retail competition.

      - Eighth, utilities should have a reasonable opportunity to recover expenditures and commitments made pursuant to their legal obligations.

      - Ninth, pro-competitive policies should further economic development in New York State.

      In general, the Company believes market-based solutions to the challenges facing this industry will ultimately result in the greatest shareholder value. While the Company agrees with the spirit underlying the modified principles, the nature and magnitude of potential impacts on the business risks faced by the Company will depend on the details of any implementation of the guiding principles. In the June 7, 1995 Opinion, the Commission provided additional information regarding the schedule for completing the analysis now being done by the parties to the proceeding. The PSC indicated that it expects a "[recommended] decision or report" to be completed by the end of 1995. The Company cannot predict the final outcome of this proceeding. See the Company's 1994 Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Competition" for information on how the Company proposes to respond to the competitive challenges it faces in its electric and gas business.


LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 1995 cash flow from operations, together with proceeds from external financing activity (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the retirement of short-term borrowings. The Company has no debt maturity or sinking fund obligations scheduled in 1995.


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

      Total 1995 capital requirements for construction are currently estimated at $132 million, including replacement of the steam generators at the Ginna Nuclear Plant. Approximately $67 million had been expended for construction as of June 30, 1995, reflecting primarily expenditures for steam generator replacement, upgrading electric generating, transmission and distribution facilities and gas mains and expenditures for nuclear fuel.

      Preparation for replacement of the two steam generators at the Ginna Nuclear Plant began in 1993 and will continue until the replacement in 1996. Steam generator fabrication is well underway. All major components for the steam generators have been delivered and major sub-assemblies have been fabricated. Manufacturing will be completed in early 1996 and the steam generators will be shipped to the site. The installation contractor will remain on site throughout 1995 in preparation for the 1996 replacement outage. Cost of the replacement is estimated at $115 million; the costs comprise approximately $40 million for the units, $50 million for installation and the remainder for engineering, radiation protection, plant support, other services and finance charges. The Company spent $23 million on this project in the first six months of 1995 and expects to spend a total of $30 million this year. Installation activities during 1995 will include a number of in-containment modifications, foundations for building and equipment, construction of a temporary building on site and construction of a storage building for the old steam generators. The PSC order approving this project provides that certain costs over $115 million will not be fully recoverable in rates but the Company does not expect to exceed that estimated cost.


FINANCING

      Under provisions of the Company's Charter, the Company may not issue unsecured debt if immediately after such issuance the total amount of unsecured debt outstanding would exceed 15 percent of the Company's total secured indebtedness, capital, and surplus without the approval of at least a majority of the holders of outstanding Preferred Stock. At June 30, 1995, the Company was able to issue $66.5 million of additional unsecured debt under this provision.

      The Company is utilizing its credit agreements totaling $140 million and unsecured lines of credit totaling $72 million to meet any interim external financing needs prior to issuing any long-term securities. See the Company's 1994 Form 10-K, Managements Discussion and Analysis of Financial Condition and Results of Operations under the heading "FINANCING AND CAPITAL STRUCTURE" for information on these credit agreements. At June 30, 1995 the Company had short-term borrowings outstanding of $16 million associated with FERC Order 636 transition costs (recorded on the Balance Sheet as a deferred credit).

      During the first six months of 1995, the Company issued 397,905 shares of Common Stock through its Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan) and the RG&E Savings Plus Plan (Savings Plus Plan) providing approximately $8.6 million to help finance its capital expenditures program.
The new shares were issued at a market price above the book value per share at the time of issuance. At June 30, 1995 the Company had Common Stock available for issuance of 206,481 shares under the ADR Plan and 83,619 shares under the Savings Plus Plan. In July, the Company received regulatory authorization to issue an additional 1,500,000 shares under the ADR Plan and an additional 150,000 shares under the Savings Plus Plan.


CAPITAL STRUCTURE

      The Company's retained earnings at June 30, 1995 were $82.0 million, an increase of approximately $7.5 million compared with

December 31, 1994. There were virtually no changes in the amount of long term debt and preferred stock at June 30, 1995 as compared with December 31, 1994. Common equity increased approximately $16.1 million, reflecting the issuance and sale of Common Stock as discussed under "Financing" and an increase in retained earnings. Capitalization at June 30, 1995, including $18.0 million of long-term debt due within one year, was comprised of 45.0 percent common equity, 7.2 percent preferred equity and 47.8 percent long-term debt. To improve its capital structure, the Company currently anticipates the issuance of new shares of common stock, primarily through the Company's ADR Plan. The Company is reviewing its financing strategies as they relate to debt and equity structures in the context of the new competitive environment and the ability of the Company to shift from a fully regulated to a more competitive organization.


RATE BASE AND REGULATORY POLICIES

      See the Company's 1994 Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "REGULATORY MATTERS--New York State Public Service Commission" for information on the 1993 Rate Agreement which extends to June 30, 1996, including a discussion of the incentive arrangements and the risks and rewards available to the Company.

      Under this Agreement the PSC approved an electric rate increase of 2.5% ($18.3 million) effective for the rate year beginning July 1, 1995. The Company proposed to postpone until September 1, 1995, a gas rate increase of approximately $7.7 million that would have been permitted to take effect as of
July 1.   The PSC further suspended the increase until October 28, 1995 to permit consideration of this increase in the context of the investigation of gas costs, as discussed in Note 2 of the Notes to Financial Statements under the heading "Gas Cost Recovery".

      On July 28, 1995 the Company filed a request with the PSC to increase its rates for electricity commencing July 1, 1996. The filing asks for electric rates to be increased by approximately $17.0 million or 2.4 percent annually based on forecasted retail sales volumes for the twelve month period ending June 30, 1997. The Company also filed for a minimal gas rate increase (0.3 percent). In its filing the Company requested a 11.75% rate of return on equity. The higher rates have been requested to cover increases in capital and operating costs projected for the Rate Year that are not provided for in present rates and are not expected to be offset by increased revenues from sales.

      With the current three-year electric and gas rate plan expiring in 1996, the Company is also working with the PSC and others to develop a competitive initiative that could lead to settlement of the filing described above, replace the 1993 Rate Agreement with a new 3-5 year agreement and continue to provide price benefits to customers. The goal of the collaborative effort is to stabilize customer rates as low as possible and establish guidelines that will allow the Company to assume more risk to take actions that could create increased earnings for shareholders. The Company is unable to predict whether any settlement will be achieved.

      Under a flexible pricing tariff for major industrial and commercial electric customers the Company may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. Under the terms of the 1993 Rate Agreement, the Company would absorb 30 percent of any net revenues lost as a result of such discounts through June 1996, while the remaining 70 percent would be recovered from other customers. The Company has not sought recovery of that 70 percent from other customers. The portion recoverable after June 1996 is expected to be determined in a recently commenced Company rate proceeding. Under these tariff provisions, the Company has negotiated long-term electric supply contracts with seven of its large industrial and commercial electric customers at discounted rates. The Company is negotiating long term electric supply contracts with other large customers as the need and opportunity arise. The Company has not experienced any customer loss due to competitive alternative arrangements.

      The PSC Staff is currently reviewing the Company's application for the recovery of certain deferred gas costs and the Company has filed a plan pertaining to gas purchasing, billing, meter reading and communication activities, as discussed in Note 2 of the Financial Statements under the heading "Gas Cost Recovery".


                             RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and six months periods ended June 30, 1995 to the corresponding three-month and six months periods ended June 30, 1994.

OPERATING REVENUES AND SALES

      Total Company revenues for the first six months of 1995 were $26.6 million or 5.0% below the first six months of 1994, resulting from lower gas revenues due to the mild weather, the reduction of gas revenues representing a portion of the $16 million of costs attributable to excess capacity subject to PSC review as described under Note 2, Gas Cost Recovery and the Company decision in February to discontinue for the balance of the heating season the operation of its weather normalization clause in order to moderate the adverse effects on customer bills. Customer electric revenue increased reflecting more expensive purchased electricity during a scheduled shutdown of the Ginna Nuclear Plant.

      Total Company revenues for the second quarter of 1995 were $2.5 million or 1.1% above the second quarter of 1994 reflecting higher kilowatt hour sales of electricity partially offset by lower gas revenues due to the factors described above.

      Revenues from other electric utility (OEU) sales increased in both comparison periods reflecting higher kilowatt hour sales and higher rates. In addition to sales through the New York Power Pool, tariff changes in late 1994 allowed the Company to participate in two-party sales.

      The principal factors causing changes in Electric and Gas Department revenues are estimated below:


                                         Comparison                          Comparison
                                         Three months                        Six months
                                         Ended June 30,                      Ended June 30
                                         1995 and 1994                       1995 and 1994
                                   -------------------------           ------------------------
                                     Increase or (Decrease)              Increase or (Decrease)
                                     for comparison period               for comparison period
                                     (Millions of Dollars)               (Millions of Dollars)
                                      Electric         Gas               Electric           Gas
                                      --------         ---               --------           ---

Rate increases                          $ 3.9         $ 1.4                $ 8.2           $  4.3
Fuel Costs                                7.4          (6.4)                 2.7            (29.2)
Weather effects (Heating & Cooling)        .4           1.1                 (5.7)            (8.7)
Customer consumption/*/                    .8            .6                  4.1              8.9
Other/*/                                  1.6          (8.9)                  .8            (13.3)
                                       ------       -------              -------           ------
Total change in customer revenues      $ 14.1        $(12.2)               $10.1           $(38.0)
OEU sales                                  .6             -                  1.3                -
                                       ------       -------              -------           ------
Total change in operating revenues     $ 14.7        $(12.2)               $11.4           $(38.0)
                                       ======        ======                =====           ======

/*/ Customer consumption reflects retail and unbilled margins and transportation less rate increases and weather effects. Fluctuatons in other customer revenues shown in the table above are largely the result of deferred fuel costs, revenue taxes and miscellaneous revenues.

FUEL EXPENSES

      Fuel expenses decreased in the first six months of 1995 reflecting mainly lower unit gas customer sales due to mild weather and lower commodity costs.

      Fuel expenses increased in the second quarter of 1995 due mainly to an electric purchase/generation mix which included a higher proportion of relatively expensive puchased power to meet customer requirements during a scheduled shutdown at the Ginna Nuclear Plant. Partially offsetting this increase were lower purchases of gas as discussed above.


OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES

      The net decreases in these line items in both comparison periods reflect mainly lower cost for payroll, employee welfare, contractor and consultant services and materials and supplies due to Company cost control efforts and the workforce reduction program undertaken in the second and third quarters of 1994. The net decrease for the second quarter was partially offset by higher nuclear plant maintenance expense due to the timing of the annual shutdown for the Ginna Plant maintenance and refueling which included more days in the second quarter than a year ago.


DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased due mainly to an increase in depreciable plant.


TAXES

      The decreases in local, state and other taxes in both periods reflect mainly an additional assessment in 1994 resulting from a New York State sales tax audit, lower payroll taxes due to fewer employees and a five percent decrease in the surcharge on the New York State Gross Revenue Tax in 1995.

      The changes in Federal income tax in both comparison periods reflect mainly changes in estimates in the effective tax rate used in the Company's interim tax provision.

OTHER STATEMENT OF INCOME ITEMS

       The increases in allowance for funds used during construction (AFUDC) reflect increases in the amount of utility plant under construction and a one-half percent increase in the effective rate in September 1994. The change in regulatory disallowances reflects the write-off of unrecoverable gas costs in April, 1994.

          Interest charges, excluding AFUDC, were increased in both comparison periods due to interest recognized in May 1995 related to a tax underpayment resulting from a New York State sales tax audit.

The increase in dividends on preferred stock for the six month comparison period reflects the issuance of preferred stock in March 1994.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  See Exhibit Index below.

   (b)  Reports on Form 8-K: None

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


                                ROCHESTER GAS AND ELECTRIC CORPORATION
                                --------------------------------------
                                              (Registrant)



Date: August 14, 1995        By          THOMAS S. RICHARDS
                                --------------------------------------
                                         Thomas S. Richards
                              Senior Vice President, Corporate Services
                                          and General Counsel
                                     (Principal Financial Officer)


Date: August 14, 1995       By              DANIEL J. BAIER
                                 --------------------------------------
                                            Daniel J. Baier
                                               Controller
                                     (Principal Accounting Officer)