Form 10-Q
period 1995-09-30
ROCHESTER GAS & ELECTRIC CORP
filed 1995-11-13
CIK 84557

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 1995
                                      ------------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                ------------    -------------

Commission file number                 1-672
                       --------------------------------------

                    Rochester Gas and Electric Corporation
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           New York                               16-0612110
  ---------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              identification No.)

    89 East Avenue, Rochester, NY                    14649
 ----------------------------------------------------------------------------
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (716) 546-2700
                                                     --------------
                  N/A
--------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X        No
                                       ---          ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $5 par value, at October 31, 1995: 38,423,637
                                                        ----------

                                     INDEX



                                                            Page No.

PART I - FINANCIAL INFORMATION

 Consolidated Balance Sheet - September 30, 1995 and
    December 31, 1994.......................................  1 - 2

 Consolidated Statements of Income - Three Months and Nine
   Months Ended September 30, 1995..........................  3 - 4

 Consolidated Statement of Cash Flows - Nine Months
    Ended September 30, 1995 and 1994.......................      5

 Notes to Financial Statements..............................   6-15

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................  16-25


PART II - OTHER INFORMATION

 Legal Proceedings..........................................     25

 Other Information..........................................     26

 Exhibits and Reports on Form 8-K...........................     27

 Signatures.................................................     28

PART I-FINANCIAL INFORMATION
----------------------------



ROCHESTER GAS AND ELECTRIC CORPORATION


Consolidated Balance Sheet
(Thousands of Dollars)                           September 30,  December 31,
(Unaudited)                                          1995           1994
----------------------------------------------------------------------------
Assets
Utility Plant
Electric                                            $2,335,358    $2,284,634
Gas                                                    375,319       370,205
Common                                                 146,828       135,975
Nuclear fuel                                           202,656       190,337
                                                    ----------    ----------
                                                     3,060,161     2,981,151
Less: Accumulated depreciation                       1,325,467     1,263,637
      Nuclear fuel amortization                        168,769       159,461
                                                    ----------    ----------
                                                     1,565,925     1,558,053
Construction work in progress                          125,237       128,860
                                                    ----------    ----------
      Net Utility Plant                              1,691,162     1,686,913
                                                    ----------    ----------
Current Assets
Cash and cash equivalents                               26,116         2,810
Accounts receivable                                    111,439       110,417
Unbilled revenue receivable                             42,071        54,270
Materials and supplies, at average cost
 Fossil fuel                                             7,033         7,908
 Construction and other supplies                        12,058        13,264
 Gas stored underground                                 23,320        24,315
Prepayments                                             30,727        23,535
                                                    ----------    ----------
      Total Current Assets                             252,764       236,519
                                                    ----------    ----------
Investment in Empire                                    38,879        38,560
Deferred Debits
Unamortized debt expense                                17,071        18,343
Nuclear generating plant decommissioning fund           57,319        49,011
Nine Mile Two deferred costs                            32,674        33,462
Deferred finance charges - Nine Mile Two                19,242        19,242
Other Deferred Debits                                   24,799        19,214
Regulatory assets -
 Income taxes                                          181,671       205,794
 Uranium enrichment decommissioning deferral            18,954        20,169
 Deferred ice storm charges                             17,193        19,111
 FERC 636 transition costs                              44,641        32,479
 Demand side management costs                           14,783        19,807
 Deferred fuel costs - gas                              27,840        33,845
 Other regulatory assets                                35,474        33,727
                                                    ----------    ----------
      Total Deferred Debits                            491,661       504,204
                                                    ----------    ----------
      Total Assets                                  $2,474,466    $2,466,196
---------------------------------------------       ==========    ==========


The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION



Consolidated Balance Sheet
(Thousands of Dollars)                              September 30,  December 31,
(Unaudited)                                             1995           1994
-------------------------------------------------------------------------------

 Capitalization and Liabilities
 Capitalization
 Long term debt - mortgage bonds                       $  625,318    $  643,278
                - promissory notes                         91,900        91,900
 Preferred stock redeemable at option of Company           67,000        67,000
 Preferred stock subject to mandatory redemption           55,000        55,000
 Common shareholders' equity
  Common stock
   Authorized 50,000,000 shares; 38,278,153
   shares outstanding at September 30, 1995
   and 37,669,963 shares outstanding at
   December 31, 1994                                      683,463       670,569
  Retained earnings                                        89,887        74,566
                                                       ----------    ----------
    Total Common Shareholders' Equity                     773,350       745,135
                                                       ----------    ----------
Total Capitalization                                    1,612,568     1,602,313
                                                       ----------    ----------
 Long Term Liabilities (Department of Energy)
  Nuclear waste disposal                                   74,058        70,895
  Uranium enrichment decommissioning                       17,326        16,931
                                                       ----------    ----------
    Total Long Term Liabilities                            91,384        87,826
                                                       ----------    ----------

 Current Liabilities
 Long term debt due within one year                        18,000             -
 Short Term Debt                                                -        51,600
 Note Payable - Empire                                     29,600        29,600
 Accounts payable                                          59,819        42,934
 Dividends payable                                         19,091        18,818
 Taxes accrued                                              3,531         3,471
 Interest accrued                                          14,968        11,967
 Other                                                     25,929        22,937
                                                       ----------    ----------
    Total Current Liabilities                             170,938       181,327
                                                       ----------    ----------
 Deferred Credits and Other Liabilities
 Accumulated deferred income taxes                        367,865       402,894
 Deferred finance charges - Nine Mile Two                  19,242        19,242
 Pension costs accrued                                     76,311        75,912
 Other                                                    136,158        96,682
                                                       ----------    ----------
    Total Deferred Credits and Other Liabilities          599,576       594,730
                                                       ----------    ----------
 Commitments and Other Matters (Note 2)                         -             -
                                                       ----------    ----------
    Total Capitalization and Liabilities               $2,474,466    $2,466,196
 ------------------------------------------------      ==========    ==========


The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION


Consolidated Statement of Income                                                  Three Months Ended
(Thousands of Dollars)                                                      September 30,   September 30,
(Unaudited)                                                                      1995            1994
----------------------------------------------------------------------------------------------------------
Operating Revenues
 Electric                                                                        $194,761        $180,542
 Gas                                                                               41,976          46,098
                                                                                 --------        --------
                                                                                  236,737         226,640
 Electric sales to other utilities                                                  8,408           3,342
                                                                                 --------        --------
   Total Operating Revenues                                                       245,145         229,982
Operating Expenses                                                               --------        --------
 Fuel Expenses
  Fuel for electric generation                                                     12,009          10,744
  Purchased electricity                                                            18,427           9,534
  Gas purchased for resale                                                         27,242          28,629
                                                                                 --------        --------
   Total Fuel Expenses                                                             57,678          48,907
                                                                                 --------        --------
Operating Revenues Less Fuel Expenses                                             187,467         181,075
 Other Operating Expenses                                                        --------        --------
  Operations excluding fuel expenses                                               61,333          58,257
  Maintenance                                                                      11,952          11,300
  Depreciation and amortization                                                    23,247          22,198
  Taxes - local, state and other                                                   30,672          31,014
  Federal income tax                                                               18,525          17,299
                                                                                 --------        --------
   Total Other Operating Expenses                                                 145,729         140,068
                                                                                 --------        --------
Operating Income                                                                   41,738          41,007
Other Income and Deductions                                                      --------        --------
  Allowance for other funds used during construction                                  119             111
  Federal income tax                                                                1,633          12,615
  Pension plan curtailment                                                              -         (33,679)
  Other, net                                                                       (2,247)           (627)
                                                                                 --------        --------
   Total Other Income and (Deductions)                                               (495)        (21,580)
Interest Charges                                                                 --------        --------
 Long term debt                                                                    13,110          13,152
 Other, net                                                                         1,977           1,841
 Allowance for borrowed funds used during construction                               (778)           (478)
                                                                                 --------        --------
   Total Interest Charges                                                          14,309          14,515
                                                                                 --------        --------
Net Income                                                                         26,934           4,912
Dividends on Preferred Stock                                                        1,866           1,866
                                                                                 --------        --------
Earnings Applicable to Common Stock                                              $ 25,068        $  3,046
                                                                                 ========        ========
Weighted Average Number of Shares for Period (000's)                               38,212          37,412
                                                                                 --------        --------
Earnings per Common Share                                                        $   0.65        $   0.08
                                                                                 --------        --------
Cash Dividends Paid per Common Share                                             $   0.45        $   0.44
----------------------------------------------------                             --------        --------

The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION


Consolidated Statement of Income                                                  Nine Months Ended
(Thousands of Dollars)                                                      September 30   September 30,
(Unaudited)                                                                     1995            1994
---------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                                      $527,298        $502,956
  Gas                                                                            201,267         243,406
                                                                                --------        --------
                                                                                 728,565         746,362
  Electric sales to other utilities                                               17,140          10,754
                                                                                --------        --------
      Total Operating Revenues                                                   745,705         757,116
Operating Expenses                                                              --------        --------
  Fuel Expenses
    Fuel for electric generation                                                  33,457          33,530
    Purchased electricity                                                         43,045          30,134
    Gas purchased for resale                                                     116,472         147,127
                                                                                --------        --------
      Total Fuel Expenses                                                        192,974         210,791
                                                                                --------        --------
Operating Revenues Less Fuel Expenses                                            552,731         546,325

    Other Operating Expenses                                                    --------        --------
    Operations excluding fuel expenses                                           178,515         177,876
    Maintenance                                                                   36,446          43,325
    Depreciation and amortization                                                 68,202          65,193
    Taxes - local, state and other                                                98,701         101,829
    Federal income tax                                                            53,118          45,339
                                                                                --------        --------
       Total Other Operating Expenses                                            434,982         433,562
                                                                                --------        --------
Operating Income                                                                 117,749         112,763
Other Income and Deductions                                                     --------        --------
    Allowance for other funds used during construction                               417             282
    Federal income tax                                                             2,817          13,532
    Pension plan curtailment                                                           -         (33,679)
    Regulatory Disallowances                                                           -            (600)
    Other, net                                                                    (5,534)            225
                                                                                --------        --------
      Total Other Income and (Deductions)                                         (2,300)        (20,240)
Interest Charges                                                                --------        --------
  Long term debt                                                                  39,346          40,444
  Other, net                                                                       6,041           4,747
  Allowance for borrowed funds used during construction                           (2,253)         (1,426)
                                                                                --------        --------
      Total Interest Charges                                                      43,134          43,765
                                                                                --------        --------
Net Income                                                                        72,315          48,758
Dividends on Preferred Stock                                                       5,599           5,502
                                                                                --------        --------
Earnings Applicable to Common Stock                                             $ 66,716        $ 43,256
                                                                                ========        ========
Weighted Average Number of Shares for Period (000's)                              38,015          37,228
                                                                                --------        --------
Earnings per Common Share                                                          $1.75           $1.16
                                                                                --------        --------
Cash Dividends Paid per Common Share                                               $1.35           $1.32
----------------------------------------------------                             --------        --------

The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION


CONSOLIDATED STATEMENT OF CASH FLOWS                                                Nine Months Ended
(Thousands of Dollars                                                         September 30,     September 30,
(Unaudited)                                                                        1995              1994
-------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATIONS
Net income                                                                         $ 72,315        $ 48,758
Adjustments to reconcile net income to net cash provided
  from operating activities
Depreciation and amortization                                                        68,202          65,193
Amortization of nuclear fuel                                                         12,431          12,906
Deferred fuel - electric                                                             (5,572)         (5,057)
Deferred fuel - gas                                                                   6,005         (28,088)
Deferred income taxes                                                                 4,995          (2,488)
Allowance for funds used during construction                                         (2,670)         (1,707)
Unbilled revenue, net                                                                12,199          22,588
Deferred ice storm costs                                                              1,918           1,870
Nuclear generating plant decommissioning fund                                        (8,308)         (7,702)
Pension costs accrued                                                                   399          48,404
Post employment benefit internal reserve                                              3,981           3,763
Research and development amortization                                                 2,225            (106)
Rate settlement amortizations                                                         4,007           6,171
Changes in certain current assets and liabilities:
  Accounts receivable                                                                (1,022)         11,685
  Materials and supplies - gas stored underground                                       995           7,926
                         - other, net                                                 2,081           1,033
  Taxes accrued                                                                          60          16,357
  Accounts payable                                                                   16,885         (19,182)
  Interest accrued                                                                    3,001           2,030
  Other current assets and liabilities, net                                          (3,047)        (15,113)
Other, net                                                                           11,304          (5,241)
                                                                                   --------        --------
       Total Operating                                                             $202,384        $164,000
                                                                                   --------        --------

CASH FLOW FROM INVESTING ACTIVITIES
Utility Plant
Plant additions                                                                    $(73,145)       $(76,471)
Nuclear fuel additions                                                              (12,278)         (8,515)
Less:  Allowance for funds used during construction                                   2,670           1,707
                                                                                   --------        --------
Additions to Utility Plant                                                          (82,753)        (83,279)
Investment in Empire - net                                                             (320)              -
Other, net                                                                              (21)          1,737
                                                                                   --------        --------
       Total Investing                                                             $(83,094)       $(81,542)
                                                                                   --------        --------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/Issue of common stock                                                         $ 12,941        $ 13,304
Sale of preferred stock                                                                   -          25,000
Short term borrowings                                                               (51,600)        (14,300)
Retirement of long term debt                                                              -         (33,750)
Retirement of preferred stock                                                             -         (18,000)
Capital stock expense                                                                   (47)          1,375
Dividends paid on preferred stock                                                    (5,599)         (5,461)
Dividends paid on common stock                                                      (51,122)        (48,968)
Other, net                                                                             (557)         (1,184)
                                                                                   --------        --------
       Total Financing                                                             $(95,984)       $(81,984)
                                                                                   --------        --------
       Increase in cash and cash equivalents                                       $ 23,306        $    474
       Cash and cash equivalents at beginning of period                            $  2,810        $  2,327
                                                                                   --------        --------
       Cash and cash equivalents at end of period                                  $ 26,116        $  2,801
                                                                                   ========        ========

                                  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                                        Nine Months Ended
                                                                                  September 30,    September 30,
                                                                                       1995            1994
----------------------------------------------------------------------------------------------------------------
Cash Paid During the period
Interest paid (net of capitalized amount)                                          $ 38,822        $ 27,945
   Income taxes paid                                                               $ 40,000        $ 28,198
---------------------------------------------------                                ========        ========

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

      In September 1994, the Company filed a lawsuit against Kamine in New York State Supreme Court seeking to void its contract for the forced purchase of unneeded electricity at above-market prices which would result in substantial cost increases for the Company's customers. Under a contractual provision that requires Kamine to repay certain "overpayments", the Company estimates that Kamine will owe the Company $400 million by the midpoint of the contract term and if the contract extends to its full 25 year term, the total amount of such overpayments (plus interest) could reach approximately $700 million. The Company believes that Kamine will be unable to meet the contract security requirements for these sums when due. Alternatively, the Company sought relief to ensure that its customers would pay no more for the Kamine power than they would pay for power from the Company's other sources of electricity. Kamine answered the Company's complaint, seeking to force the Company to take and pay for power at the above-market rates and claiming damages in an unspecified amount alleged to have been caused by the Company's conduct. The Company began receiving test generation from the Kamine facility during the last quarter of 1994. In late December 1994, the Company announced it would no longer be accepting electric power from this facility, unless charged at the current avoided cost rate, because it is the Company's position, among other reasons, that the Kamine facility is no longer a "Qualifying Facility" as specified under Federal regulations. On February 17, 1995 Kamine petitioned the Federal Energy Regulatory Commission (FERC) for a "Temporary Waiver of Operating and Efficiency Standards" seeking to confirm its status as a Qualifying Facility in 1994 despite the undisputed fact that no thermal host existed when the plant is claimed to have entered commercial service. The PSC has joined the Company in opposing Kamine's request for waiver of the Qualifying Facility standards.

      By a decision rendered March 16, 1995, the state court denied Kamine's motion for summary judgement. Kamine has appealed that decision. The Company intends to vigorously pursue this lawsuit, but is unable to predict the outcome at this time.

      On January 27, 1995, Kamine initiated a lawsuit against the Company in United States District Court for the Western District of New York for alleged antitrust violations by the Company that are based on the same issues that are raised by the Company's New York State Court lawsuit. The Kamine lawsuit seeks injunctive relief similar to that requested in Kamine's answer to the Company's lawsuit in New York State Court and damages of $420 million. Kamine also moved for a preliminary injunction and a temporary restraining order to require the Company, during the pendency of the lawsuit, to accept and pay for electricity generated by Kamine's facility. On March 20, 1995, the District Court issued a decision and order granting Kamine's application for a temporary restraining order to require the Company, for a period of ten days from entry of the order, to purchase electricity generated by Kamine at a rate of at least six cents per kilowatt hour. The Court subsequently extended the temporary restraining order until a ruling is made on Kamine's motion for preliminary injunction. On November 2, 1995, the District Court denied Kamine's motion for a preliminary injunction subject to the condition that the Company would agree to pay its actual avoided cost for energy as established by the
Company's current Service Class #5 ("SC-5") tariff.   The Court found that
Kamine failed to make a showing of irreparable harm if a preliminary injunction was not available to Kamine. In addition, the Court ruled that Kamine failed to demonstrate a likelihood of success sufficient to justify issuing a temporary injunction. The Company has consistently offered to purchase the output of the Kamine facility at SC-5 rates, which currently average two cents. The Company intends to continue to vigorously defend against Kamine's lawsuit, but is unable to predict the outcome at this time.

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

      On May 9, 1995, the Company filed a petition with the PSC which, among other things, requested that the Commission investigate Kamine's qualification as a "cogenerator", as defined in the New York State Public Service Law, to determine if Kamine is in compliance with contract requirements. It is the Company's position that Kamine is not a cogenerator as defined by such law and, as a result, is in violation of a crucial contract provision. The Company has been unable to clearly resolve this issue and the PSC suggested that it would consider pursuing the matter if the Company requested that it do so. The PSC issued a Notice of Proposed Rulemaking on June 21, 1995 and Kamine responded to that Notice on August 4, 1995. There is no formal deadline for PSC action.

ENVIRONMENTAL MATTERS.

      Reference is made to the table entitled "Company-Owned Sites" and the caption "Company-Owned Waste Site Activities" in Part II, Item 8 of the Company's 1994 Form 10-K Report under Note 10, "Environmental Matters" for a listing and discussion relating to Company-owned waste sites.

      In October 1995 the Company resumed voluntary cleanup activities of underground coal tar residue in the vicinity of retired facilities at its West Station manufactured gas property. Site restoration is expected to be completed by February, 1996.

      In mid-1995, the New York State Department of Environmental Conservation (NYSDEC) developed a listing of sites called "The Hazardous Substance Site Inventory". Under current New York State law, unless a site, which is determined to pose a public health or environmental risk, contains hazardous wastes, State "Superfund" monies cannot be used to assist in the clean-up. The State wanted to have some sense of the scale of this problem before the legislature considered other avenues of legal and financial redress than those currently available. The NYSDEC's "Hazardous Substance Waste Disposal Site Study" was devised as a means to estimate the number of and cost to remediate lands where hazardous chemicals, but not hazardous wastes are present. This inventory includes three sites which are listed in the table of Company-owned sites reference above. These are East Station, Front Street, and Brooks Avenue. In addition to these three sites, the inventory includes Ambrose Yard and Lindberg Heat Treating. The Company does not believe that additional site investigation or remediation work for which the Company is responsible is required at either site, however the Company is unable to predict what action will be necessitated as a result of the listing.

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

      The Company is committed to transportation capacity on the Empire State Pipeline (Empire) as well as to upstream pipeline transportation and storage services. The Company also has contractual obligations with CNG Transmission Corporation (CNG) and upstream pipelines whereby the Company is subject to charges for transportation and storage services for a period extending to the year 2001. The combined CNG and Empire transportation capacity exceeds the Company's current requirements. This temporary excess has occurred largely due to the Company's initiatives to diversify its supply of gas and the industry changes and increasing competition resulting from the implementation of FERC Order 636.

      The Company's purchased gas expense charged to customers was higher during the 1994-95 heating season for the reasons described above, generating substantial customer concern. The action the Company took to reduce rates included refunding the weather normalization adjustment charged to customers in January and discontinuation of those charges through the remainder of the heating season ending in May. The weather normalization adjustment provides for recovery of fixed charges by producing higher unit rates when the weather is warm and usage is low. Conversely, it would produce lower unit rates during colder periods of high usage.

      In December, 1994, the PSC instituted a proceeding to review the Company's practices regarding acquisition of pipeline capacity, the deferred costs of the capacity and the Company's recovery of those costs.

      In April, 1995, the PSC issued a Department of Public Service (DPS) staff report on the Company's 1994-1995 billing practices and procedures which presented recommendations regarding changes in the Company's natural gas purchasing, billing, meter reading and communication activities.

      On August 17, 1995, the Company announced that a negotiated settlement had been reached with the Staff of the PSC and other parties which would resolve various PSC proceedings which were commenced to review the factors affecting the Company's gas costs. On October 18, 1995, the PSC approved, effective November 1, 1995, (1) the settlement discussed below, (2) elimination of the weather normalization clause and (3) the Company's plan for improving its gas billing procedures. The settlement affects the rate treatment of various gas costs through October 31, 1998.

      Under the settlement the Company would forego, for three years, gas rate increases exclusive of the cost of natural gas and certain cost increases imposed by interstate pipelines. The Company has also agreed to write off excess gas pipeline capacity and other costs incurred through 1995 and to take the economic risk of remarketing excess gas capacity for the years 1996 through 1998, the cost of which will be borne by the Company net of resale credits.

      The economic effect on the Company of the proposed settlement in 1995 would be approximately $38.4 million, which would represent the following:

      - Pre-tax earnings from gas operations were reduced by approximately $5.3 million this year due to a decision to eliminate weather normalization charges on customer bills for the 1995 heating season which ended in May.

      - $1.9 million in revenue from a gas rate increase scheduled for the rate year July 1, 1995, which the Company will forego.

      - $8 million in gas pipeline capacity costs for 1995, net of capacity release payments, which the Company will forego recovering in rates. Of this amount, $6.9 million of costs were reflected in the September 30, 1995 financial statements.

      - $23.2 million in gas pipeline capacity and other costs, which was written off in October 1995.

      The Company has also reserved $3.25 million in October 1995 due to retroactive changes in ratemaking methodology applicable to charges by certain pipelines, which are now pending before the FERC.

      As described above, the Company has agreed not to charge customers for pipeline capacity costs in 1996, 1997 and 1998 of $22.5 million, $24.5 million, and $27.2 million, respectively. Under FERC rules, the Company may sell its excess transportation capacity in the market. The value of those sales can be used to offset the capacity costs that will not be charged to customers. These amounts that the Company will not be permitted to charge are subject to increase in the event of major increases in the overall cost of pipeline capacity during these years.

      The gas base rate increases the Company has agreed to forego subsequent to 1995 during the period of the settlement are approximately $10.4 million in the aggregate.

      The actions taken with respect to the settlement described above will reduce 1995 earnings by approximately seventy-one cents per share after tax. Twenty-three cents of this amount has already reduced earnings through September 30, 1995. The Company believes that this settlement, by itself, will not affect its ability to pay dividends on its Common Stock at the current annual rate of $1.80 per share.

      The Company has entered into a marketing agreement with CNG, pursuant to which CNG will assist the Company in obtaining permanent replacement customers for transporation capacity the Company will not require. As a result of this marketing agreement and FERC approval of the Chambersburg Project, which is required to facilitate the use of pipeline capacity by the replacement shippers, a substantial portion of this capacity will be released to replacement shippers through the contract period described above. The Company is now in the process of assigning the subject capacity.

      The Company has also entered into a Supply Portfolio Management agreement with MidCon Gas Services Corp. (MGSC). MGSC will work with the Company to identify and implement opportunities for temporary and permanent release of surplus pipeline capacity, as well as advise with respect to the management of the Company's gas supply, transportation and storage assets consistent with the goal of providing reliable service and reducing the cost of gas.


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

      Below is a summarization of the Regulatory Assets as of September 30, 1995.

                                                                              Millions
                                                                             of dollars
                                                                             ----------
          Income Taxes                                                         $181.7
          Deferred Ice Storm Charges                                             17.2
          Uranium Enrichment Decommissioning Deferral                            19.0
          FERC 636 Transition Costs                                              44.6
          Demand Side Management Costs Deferred                                  14.8
          Deferred Fuel Costs - Gas                                              27.8
          Other, net                                                             35.5
                                                                               ------
            Total - Regulatory Assets                                          $340.6
                                                                               ======

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

      Excluding the Kamine contract described above, estimates of possible stranded asset amounts vary as to scope and methodology and are highly sensitive to the competitive wholesale price for electricity assumed in the estimation. The amount of potential stranded assets at September 30,1995, cannot be determined at this time but could be significant.

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

      Under accounting procedures approved by the PSC, the Company has collected decommissioning costs of approximately $76.7 million through September 30, 1995. In connection with the Company's rate settlement completed in August 1993, the PSC approved the collection during the rate year ending June 30, 1996 of an aggregate $8.9 million for decommissioning, covering both nuclear units. The amount allowed in rates is based on estimated ultimate decommissioning costs of $169.5 million for Ginna and $38.6 million for the Company's 14% share of Nine Mile Two (January 1995 dollars). This estimate is based principally on the application of a Nuclear Regulatory Commission (NRC) formula to determine minimum funding with an additional allowance for removal of non-contaminated structures. Site specific studies of the anticipated costs of actual decommissioning are required to be submitted to the NRC at least five years prior to the expiration of the license.

      The Company completed a site specific cost analysis of decommissioning at Ginna and incorporated the results of this study in its July 1995 rate filing with the PSC. Based on the site specific study the estimated decommissioning cost increased to $296.3 million (May 1995 dollars). The Company has received a draft of Niagara Mohawk's estimate of a site specific cost estimate for Nine Mile Two which indicates the Company's share of such costs could be as much as $113 million. This draft estimate is currently under review by the cotenants and the staff of the PSC. The Company cannot predict the degree to which any additional estimates will be recognized in rates stemming from its current rate filing.

      The NRC requires reactor licensees to submit funding plans that establish minimum NRC external funding levels for reactor decommissioning. The Company's plan, filed in 1990, consists of an external decommissioning trust fund covering both its Ginna Plant and its Nine Mile Two share. Since 1990, the Company has contributed $52.2 million to this fund and, including realized investment returns, the fund has a balance of $57.3 million as of September 30, 1995. The amount attributed to the allowance for removal of non-contaminated structures is being held in an internal reserve. The internal reserve balance as of September 30, 1995 is $24.5 million.

      The Company is aware of recent NRC activities related to upward revisions to the required minimum funding levels. These activities, primarily focused on disposition of low level radioactive waste, may require the Company to further increase funding. The Company continues to monitor these activities but cannot predict what regulatory actions the NRC may ultimately take.

      The Staff of the Securities and Exchange Commission and the Financial Accounting Standards Board are currently studying the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. If current accounting practices for such costs were changed, the annual provisions for decommissioning costs would increase, the estimated cost for decommissioning could be reclassified as a liability rather than as accumulated depreciation, the liability accounts and corresponding plan asset carrying accounts would be increased and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. If annual decommissioning costs increased, the Company would expect to defer the effects of such costs pending disposition by the PSC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company.


EARNINGS SUMMARY

      Earnings per common share (as reported and without nonrecurring items) for the current and prior year periods ended September 30, are as follows:


                                                     Without
                            As Reported         Non Recurring Items
                          ---------------       -------------------
                            1995    1994           1995     1994
       Three months        $ .65   $ .08          $ .69    $ .67
       Nine months         $1.75   $1.16          $1.95    $1.76

       The wide fluctuation in reported earnings from 1994 to 1995 was caused by a $33.7 million charge against 1994 earnings for a major corporate downsizing effort. The charge reduced earnings for each of the 1994 periods by $.59 per share.

       Reported earnings for the 1995 periods include the cost of measures taken earlier in the year to reduce the price of gas to customers. Pre-tax earnings were reduced by approximately $5.3 million or $.09 per share net-of-tax, this year due to a decision to eliminate weather normalization charges on customer bills for the 1995 heating season which ended in May. Pre-tax earnings were reduced by an additional $6.9 million or $.11 per share net-of-tax, due to the effect of removing $16.0 million of annual gas capacity costs, net of capacity release credits, from rates beginning in February 1995. As a result of the gas settlement approved by the PSC in October the Company wrote off an additional $23.2 million or $.40 per share in October 1995. The Gas Settlement may impact earnings in the next several years depending on how successful the Company is in selling excess capacity.

       Without non-recurring items, a good summer cooling season along with a modest increase in rates and savings from work force reductions and other cost controls all had a positive impact on current quarter and year-to-date earnings. These factors were partially offset by an increase in the expense accrual for uncollectibles and gas costs, as discussed above.


COMMON STOCK DIVIDEND

       On September 20, 1995, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on October 25, 1995 to shareholders of record on October 3, 1995. The Company believes that future dividend payments will need to be evaluated in the context of maintaining the financial strength necessary to operate in a more competitive and uncertain business environment. This will require consideration, among other things, of a dividend payout ratio that is lower over time, reevaluating assets and managing greater fluctuation in revenues. While the Company does not presently expect the impact of these factors and the gas cost settlement discussed under Note 2 of the Notes to Financial Statements "Gas Cost Recovery" to affect the Company's ability to pay dividends at the current rate, future dividends may be affected.


COMPETITION

          The PSC has been inviting comments on how to proceed with deregulation of New York State electric utilities in its "Competitive Opportunities" case.
In an Opinion issued on June 7, 1995, the PSC provided a revision of the nine "Principles to Guide the Transition to Competition" initially issued in December of 1994. Among other things, the PSC endorsed increased emphasis on market-based approaches to research, environmental protections and energy efficiency, and it supported the concept that utilities should have a reasonable opportunity to recover expenditures and commitments made pursuant to historical obligations. The PSC also indicated that current vertically integrated industry structure must be thoroughly examined to ensure that it does not impede effective
wholesale or retail competition.   A "[recommended] decision or report" was
requested by the PSC by "the end of 1995".

       On October 5, 1995, The Energy Association of New York State (an industry association which is representing the Company and other utilities in the Competitive Opportunities proceeding) released documents outlining the consensus position of the utilities. The Energy Association endorsed a significant change in the existing regulatory structure which would significantly increase competition at the wholesale level. The proposed structure would require all generators of power in New York to either bid into a voluntary power "pool" market or to negotiate contracts with wholesale purchasers of energy. The proposal calls for formation of an "independent system operator" to operate the transmission in New York and assure reliability of the system. The proposal also calls for major regulatory and taxation reforms as well as a mechanism for generators to recover investments made pursuant to legal obligations to provide universal service.
The Energy Association proposal stopped short of endorsing increased competition at the retail level, citing several unresolved issues created by differing obligations to serve customers when more than one supplier sells energy in a single area. The Energy Association documents did acknowledge that some of its members could endorse further changes based on specific utility circumstances.

       On October 6, 1995, Niagara Mohawk Power Corporation (an Energy Association member) announced that it is prepared to conduct phased introduction of competition at the retail level if certain concessions and arrangements can be obtained. The Niagara Mohawk proposal is consistent with many of the features of the Energy Association proposal but further proposes to engage in competition at the individual customer level and recognizes that a writeoff of a portion of certain stranded assets may be pursued to obtain concessions from other parties.

       On October 25, 1995, thirty formal submissions were made by parties or coalitions of parties in the Competitive Opportunities case. These submissions were made in support of, or opposition to, various aspects of proposals to restructure the electric industry in the State of New York. The majority of the submissions support the concept that competition should extend to the level of individual retail customers. Many submissions, including the document provided by the staff of the PSC, strongly endorse the idea that existing utility companies should be required to divest themselves of their existing generating facilities to foster greater competition. While acknowledging that ".. there are certain drawbacks to divestiture.." and that there are ".. questions relating to the initial sale [of generating units], such as the complex cost allocation and related financial and tax questions, indenture questions, and the complex nuclear unit issues", the PSC staff has taken the position that divestiture and retail competition could be completed by 1997. The PSC staff also indicated that a less desirable but acceptable alternative to divestiture would be the creation of a holding company structure which functionally separated generation from the distribution functions of existing utilities.

       While the Company agrees with the spirit underlying the PSC's principles and the proposals made by the Energy Association and Niagara Mohawk, the nature and magnitude of the potential impact of those proposals on the business of the Company will depend on the specific details of any plan for increased competition and resolution of the complex issues related to competition at the retail level.


LIQUIDITY AND CAPITAL RESOURCES

       During the first nine months of 1995 cash flow from operations, together with proceeds from external financing activity (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the retirement of short-term borrowings. The Company has no debt maturity or sinking fund obligations scheduled in 1995.


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

       The Company's most current Integrated Resource Plan (IRP) explores options for complying with the 1990 Clean Air Act Amendments. The IRP is part of an ongoing planning process to examine options for the future with regard to generating resources and alternative methods of meeting electric capacity requirements. Activities are currently under way to:

       - Modify Units 2, 3, and 4 at Russell Station and Unit 12 at Beebee Station, all coal-fired facilities, to meet Federal Environmental Protection Agency standards and Clean Air Act requirements,

       - Replace the two steam generators at the Ginna Nuclear Plant.
         See below.)

       Total 1995 capital requirements for construction are currently estimated at $132 million, including replacement of the steam generators at the Ginna Nuclear Plant. Approximately $84 million had been expended for construction as of September 30, 1995, reflecting primarily expenditures for steam generator replacement, upgrading electric generating, transmission and distribution facilities and gas mains and expenditures for nuclear fuel.

       Preparation for replacement of the two steam generators at the Ginna Nuclear Plant began in 1993 and will continue until the replacement in 1996. Steam generator fabrication is nearing completion. All major components for the steam generators have been delivered and major sub-assemblies have been fabricated. Manufacturing will be completed in early 1996 and the steam generators will be shipped to the site. The installation contractor will remain on site throughout 1995 in preparation for the 1996 replacement outage. Cost of the replacement is estimated at $115 million; the costs comprise approximately $40 million for the units, $50 million for installation and the remainder for engineering, radiation protection, plant support, other services and finance charges. The Company spent $24 million on this project in the first nine months of 1995 and expects to spend a total of $30 million this year. Installation activities during 1995 will include a number of in-containment modifications, foundations for building and equipment, construction of a temporary building on site and construction of a storage building for the old steam generators. The PSC order approving this project provides that certain costs over $115 million will not be fully recoverable in rates but the Company does not expect to exceed that amount.


FINANCING

         Under provisions of the Company's Charter, the Company may not issue unsecured debt if immediately after such issuance the total amount of unsecured debt outstanding would exceed 15 percent of the Company's total secured indebtedness, capital, and surplus without the approval of at least a majority of the holders of outstanding Preferred Stock. At September 30, 1995, the Company was able to issue $67.1 million of additional unsecured debt under this provision.

         The Company is utilizing its credit agreements totaling $140 million and unsecured lines of credit totaling $72 million to meet any interim external financing needs prior to issuing any long-term securities. See the Company's 1994 Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "FINANCING AND CAPITAL STRUCTURE" for information on these credit agreements.
At September 30, 1995 the Company had short-term borrowings outstanding of $15 million associated with FERC Order 636 transition costs (recorded on the Balance Sheet under Deferred Credits).

       During the first nine months of 1995, the Company issued 608,190 shares of Common Stock through its Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan) and the RG&E Savings Plus Plan (Savings Plus Plan) providing approximately $12.9 million to help finance its capital expenditures program. The new shares were issued at a market price above the book value per share at the time of issuance. At September 30, 1995 the Company had Common Stock available for issuance of 1,520,954 shares under the ADR Plan and 208,861 shares under the Savings Plus Plan.


CAPITAL STRUCTURE

       The Company's retained earnings at September 30, 1995 were $89.9 million, an increase of approximately $15.3 million compared with December 31, 1994. There were virtually no changes in the amount of long term debt and preferred stock at September 30, 1995 as compared with December 31, 1994. Common equity increased approximately $28.2 million, reflecting the issuance and sale of Common Stock as discussed under "Financing" and an increase in retained earnings. Capitalization at September 30, 1995, including $18.0 million of long-term debt due within one year, was comprised of 45.3 percent common equity,
7.2 percent preferred equity and 47.5 percent long-term debt. To improve its capital structure, the Company currently anticipates the issuance of new shares of common stock, primarily through the Company's ADR Plan. As financial market conditions warrant, the Company may, from time to time, issue securities to permit early redemption of higher-cost senior securities. The Company is reviewing its financing strategies as they relate to debt and equity structures in the context of the new competitive environment and the ability of the Company to shift from a fully regulated to a more competitive organization.


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

       Under the Rate Agreement the PSC approved an electric rate increase of 2.5% ($18.3 million) effective for the rate year beginning July 1, 1995. A gas rate increase that would have been permitted to take effect as of July 1, has been eliminted as part of the August Settlement Agreement as discussed in Note 2 of the Notes to Financial Statements under the heading "Gas Cost Recovery".

       In July, 1995 the Company filed a request with the PSC to increase its rates for electricity commencing in August, 1996. The filing asks for electric rates to be increased by approximately $17.1 million or 2.4 percent annually based on forecasted retail sales volumes for the twelve month period ending June 30, 1997. As a result of the August Settlement Agreement with various parties (See Note 2, Gas Cost Recovery) gas rates will be frozen for three years. In its July filing the Company requested an 11.75% rate of return on equity. The higher rates have been requested to cover increases in capital and operating costs projected for the Rate Year that are not provided for in present rates and are not expected to be offset by increased revenues from sales.

       With the current three-year electric and gas rate plan expiring in 1996, the Company is also working with the PSC and others to develop a competitive initiative that could lead to settlement of the filing described above, replace the 1993 Rate Agreement with a new five year agreement and continue to provide price benefits to customers. The goal of the collaborative effort is to stabilize customer rates as low as possible and establish guidelines that will allow the Company to assume more risk to take actions that could create increased earnings for shareholders. The Company is unable to predict whether any settlement will be achieved.

       Under its flexible pricing tariff for major industrial and commercial electric customers the Company may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. Under the terms of the 1993 Rate Agreement, the Company would absorb 30 percent of any net revenues lost as a result of such discounts through June 1996, while the remaining 70 percent would be recovered from other customers. The Company has not sought recovery of that 70 percent from other customers. The portion recoverable after June 1996 is expected to be determined in the recently commenced Company rate proceeding. Under the flexible tariff provisions, the Company has negotiated long-term electric supply contracts with nine of its large industrial and commercial electric customers at discounted rates. The Company is negotiating long term electric supply contracts with other large customers as the need and opportunity arise. The Company has not experienced any customer loss due to competitive alternative arrangements.


                             RESULTS OF OPERATIONS

        The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and nine months periods ended September 30, 1995 to the corresponding three-month and nine months periods ended September 30, 1994.


OPERATING REVENUES AND SALES

        Total Company revenues for the first nine months of 1995 were $11.4 million or 1.5% below the first nine months of 1994, resulting from lower gas revenues due to the mild weather during the heating season, the reduction of gas revenues representing a portion of the $16 million of costs attributable to excess capacity removed from rates as described under Note 2, Gas Cost Recovery and the Company decision in February to discontinue for the balance of the heating season ending in May the operation of its weather normalization clause in order to moderate the adverse effects on customer bills. Customer electric revenue increased reflecting higher kilowatt hour sales.

        Total Company revenues for the third quarter of 1995 were $15.2 million or 6.6% above the third quarter of 1994 reflecting higher kilowatt hour sales of electricity due to a good summer cooling season and a modest increase in rates partially offset by lower gas revenues due to the factors described above.

        Revenues from other electric utility (OEU) sales increased in both comparison periods reflecting higher kilowatt hour sales and higher rates. In addition to sales through the New York Power Pool, tariff changes in late 1994 allowed the Company to participate in two-party sales.

        The principal factors causing changes in Electric and Gas Department revenues are estimated below:

                                  Comparison                Comparison
                                  Three months              Nine months
                                 Ended Sept. 30,           Ended Sept.30,
                                  1995 and 1994            1995 and 1994
                             -----------------------    ----------------------
                             Increase or (Decrease)     Increase or (Decrease)
                              for comparison period     for comparison period
                              (Millions of Dollars)     (Millions of Dollars)
                                  Electric Gas              Electric Gas
                             -----------------------    ----------------------

Rate increases               $ 3.6          $  -        $11.9        $  4.3
Fuel Costs                    10.2           (1.4)       12.8         (30.5)
Weather effects (Heating
 & Cooling)                    3.9             -         (1.8)         (8.7)
Customer consumption/*/        3.9             .4         8.0           9.3
Other/*/                      (7.4)          (3.1)       (6.6)        (16.5)
                             -----          -----       -----        ------

Total change in customer
 revenues                    $14.2          $(4.1)      $24.3        $(42.1)
OEU sales                      5.1              -         6.4             -
                             -----          -----       -----        ------
Total change in operating
 revenues                    $19.3          $(4.1)      $30.7        $(42.1)
                             =====          =====       =====        ======

* Customer consumption reflects retail and unbilled margins and transportation gas less rate increases and weather effects. Fluctuations in other customer revenues shown in the table above are largely the result of deferred fuel costs, revenue taxes and miscellaneous revenues.

FUEL EXPENSES

        Fuel expenses decreased in the first nine months of 1995 reflecting mainly lower unit gas customer sales due to mild weather and lower commodity costs partially offset by the cost of higher kilowatt hour sales of electricity including forced purchases from the Kamine cogenerating facility costing approximately $12.8 million, $3.0 million of which is reflected as fuel expense and charged to customers in rates and $9.8 million of which remains in the Fuel Cost Adjustment (FCA) deferral. This amount will be phased into customer billings and collected over the next year through the FCA.

        Fuel expenses increased in the third quarter of 1995 due mainly to the cost of higher kilowatt hour sales of electricity and an electric purchase/generation mix which included a higher proportion of relatively expensive purchased power.

OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES

        Variations in these line items in both comparison periods reflect mainly an increase in the accrual for uncollectibles in the third quarter and lower cost for payroll, employee welfare, contractor and consultant services and materials and supplies due to Company cost control efforts and the workforce reduction program undertaken in the second and third quarters of 1994.


DEPRECIATION AND AMORTIZATION

        Depreciation and amortization increased due mainly to an increase in depreciable plant.


TAXES

        The decreases in local, state and other taxes in both periods reflect mainly lower payroll taxes due to fewer employees and a five percent decrease in the surcharge on the New York State Gross Revenue Tax in 1995 partially offset by higher service revenues.

        The changes in Federal income tax in both comparison periods reflect mainly changes in estimates in the effective tax rate used in the Company's interim tax provision.


OTHER STATEMENT OF INCOME ITEMS

       The increases in allowance for funds used during construction (AFUDC) reflect mainly increases in the amount of utility plant under construction and a one-half percent increase in the effective rate in September 1994. The changes in pension plan curtailment and regulatory disallowances reflect write-offs in connection with workforce reduction programs and unrecoverable gas costs in 1994.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.

ITEM 5.             OTHER INFORMATION

CORPORATE REORGANIZATION

        In August, the Company restructured its internal organization to improve its ability to serve the customer in the emerging competitive environment. The new organization structure includes four functional areas.

          - ENERGY OPERATIONS. This area is responsible for operation of the physical system, including power plants, systems and engineering support. Robert E. Smith is the Senior Vice President in charge of Energy Operations.

          - ENERGY SERVICES. Consolidates all customer related activities, including customer service, strategic development, gas supply, information services and public affairs under one area headed by Senior Vice President Thomas S. Richards.

          - CORPORATE SERVICES. Includes accounting, finance, auditing, risk management and human and legal resources. The Corporate Services function will be headed by a new Chief Financial Officer, who will be recruited through an external search. Until this position is filled, Corporate Services will report to David C. Heiligman, Vice President, Finance and Corporate Secretary.

          - NEW BUSINESS DEVELOPMENT. Separates responsibility for new business development from operations, reflecting its importance to the Company's future success as the industry moves towards an era of greater competition. In the short term, Roger W. Kober, Chairman of the Board, President and Chief Executive Officer, will take responsibility for this area.


MANAGEMENT CHANGES

        David K. Laniak, Executive Vice President, retired on November 1, 1995 to accept a position as Chief Executive Officer of ACC Corporation, a long distance and telecommunications company based in Rochester. In accordance with corporate policy, Mr. Laniak will also retire from the Company's Board of Directors.

         Jessica S. Raines was elected Auditor of the Company, effective September 11, 1995, replacing Jack M. Kuebel, who retired on October 1. Ms. Raines comes to RG&E from Chase Manhattan Bank, where she was a Vice President and Client Service Partner.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  See Exhibit Index below.

   (b)  Reports on Form 8-K:

       The Company filed a Form 8-K, dated August 17, 1995 reporting under Item 5, Other Events, a settlement with the staff of the PSC and other parties which affects the rate treatment of various gas costs through October 31, 1998.


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


                                ROCHESTER GAS AND ELECTRIC CORPORATION
                                --------------------------------------
                                                 (Registrant)



Date: November 13, 1995       By          DAVID C. HEILIGMAN
                                 -------------------------------------
                                          David C. Heiligman
                                      Vice President, Finance and
                                          Corporate Secretary




Date: November 13, 1995       By           DANIEL J. BAIER
                                 --------------------------------------
                                           Daniel J. Baier
                                             Controller
                                    (Principal Accounting Officer)