Form 10-Q
period 1996-03-31
ROCHESTER GAS & ELECTRIC CORP
filed 1996-05-14
CIK 84557

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March  31, 1996
                               -------------------------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                     ---------------     ------------

                    Commission file number       1-672
                                           ------------------

                    Rochester Gas and Electric Corporation
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New York                                   16-0612110
     ---------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                identification No.)

           89 East Avenue, Rochester, NY                  14649
     ---------------------------------------------------------------------
      (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code  (716) 546-2700
                                                        -----------------
            N/A
     ---------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X        No
                                       ----         ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $5 par value, at April 30, 1996: 38,811,123
                                                    -----------

                                     INDEX



                                                          Page No.
PART I - FINANCIAL INFORMATION

 Consolidated Balance Sheet - March 31,1996 and
    December 31, 1995...................................  1 - 2

 Consolidated Statement of Income - Three Months Ended
   March 31, 1996 and 1995..............................  3

 Consolidated Statement of Cash Flows - Three Months
    Ended March 31,1996 and 1995........................  4

 Notes to Financial Statements..........................  5 - 8

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................  8 -14


PART II - OTHER INFORMATION

 Legal Proceedings......................................  14

 Submission of Matters to a Vote of Security Holders....  14

 Other Information......................................  14 -15

 Exhibits and Reports on Form 8-K.......................  15

 Signatures.............................................  16


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                 (Unaudited)

                                                    March 31,     December 31,
Assets                                                 1996           1995
- ------------------------------------------------------------------------------
Utility Plant
Electric                                            $2,359,666     $2,342,981
Gas                                                    383,907        382,071
Common                                                 136,940        135,526
Nuclear fuel                                           218,725        207,525
                                                    ----------     ----------
                                                     3,099,238      3,068,103
Less: Accumulated depreciation                       1,370,622      1,345,552
       Nuclear fuel amortization                       177,728        173,326
                                                    ----------     ----------
                                                     1,550,888      1,549,225
Construction work in progress                          126,603        121,725
                                                    ----------     ----------
     Net Utility Plant                               1,677,491      1,670,950
                                                    ----------     ----------

Current Assets
Cash and cash equivalents                               44,455         44,121
Accounts receivable, net of allowance for
  doubtful accounts: 1996 - $10,650, 1995 - $11,950    155,936        121,123
Unbilled revenue receivable                             54,735         64,169
Materials and supplies, at average cost:
  Construction and other supplies                       10,776         10,223
  Fossil fuel                                            5,113          8,101
  Gas stored underground                                   958         20,326
Prepayments                                             34,275         24,533
                                                    ----------     ----------
       Total Current Assets                            306,248        292,596
                                                    ----------     ----------
Investment in Empire                                    38,879         38,879
Deferred Debits
Nuclear generating plant decommissioning fund           77,355         71,540
Nine Mile Two deferred costs                            32,148         32,411
Deferred finance charges -  Nine Mile Two               19,242         19,242
Unamortized debt expense                                15,953         16,712
Other deferred debits                                   29,629         21,857
Regulatory assets:
   Income taxes                                        186,588        188,599
   FERC 636 transition costs                            38,816         40,965
   Uranium enrichment decommissioning deferral          18,283         18,707
   Deferred ice storm charges                           15,914         16,553
   Demand side management costs                         12,438         14,759
   Other regulatory assets                              30,326         31,623
                                                    ----------     ----------
        Total Regulatory assets                        302,365        311,206
                                                    ----------     ----------
        Total Deferred Debits                          476,692        472,968
                                                    ----------     ----------
           Total Assets                             $2,499,310     $2,475,393
- ----------------------------------------------      ----------     ----------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                 (Unaudited)

                                                    March 31,     December 31,
Capitalization and Liabilities                         1996           1995
- ------------------------------------------------------------------------------
Capitalization
  Long term debt - mortgage bonds                    $ 575,345      $ 624,332
                 - promissory notes                     91,900         91,900
  Preferred stock redeemable at option of Company       67,000         67,000
  Preferred stock subject to mandatory redemption       55,000         55,000

  Common shareholders' equity:
    Common stock
      Authorized 50,000,000 shares; 38,635,622
      shares outstanding at March 31, 1996
      and 38,453,163 shares outstanding at
      December 31, 1995.                                691,709        687,518
    Retained earnings                                    93,566         70,330
                                                     ----------     ----------
        Total common shareholders' equity               785,275        757,848
                                                     ----------     ----------
        Total Capitalization                          1,574,520      1,596,080
                                                     ----------     ----------

Long Term Liabilities (Department of Energy)
  Nuclear waste disposal                                 76,051         75,077
  Uranium enrichment decommissioning                     15,782         15,810
                                                     ----------     ----------
        Total Long Term Liabilities                      91,833         90,887
                                                     ----------     ----------
Current Liabilities
  Long term debt due within one year                     18,000         18,000
  Notes Payable - Empire                                 29,600         29,600
  Accounts payable                                       48,934         52,578
  Dividends payable                                      19,252         19,170
  Taxes accrued                                          52,581         18,638
  Interest accrued                                       15,978         12,844
  Other                                                  27,564         31,508
                                                     ----------     ----------
        Total Current Liabilities                       211,909        182,338
                                                     ----------     ----------

Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                     369,255        377,652
  Pension costs accrued                                  71,637         71,580
  Deferred finance charges - Nine Mile Two               19,242         19,242
  Other                                                 160,914        137,614
                                                     ----------     ----------
       Total Deferred Credits and Other Liabilities     621,048        606,088
                                                     ----------     ----------
Commitments and Other Matters (Note 2)                        -              -
                                                     ----------     ----------
      Total Capitalization and Liabilities           $2,499,310     $2,475,393
  ----------------------------------------           ----------     ----------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                 (Unaudited)

                                            For the Three Months Ended
                                     March 31, 1996          March 31, 1995
                                     --------------          --------------

Operating Revenues
  Electric                                 $170,508                $163,499
  Gas                                       131,816                 112,867
                                           ---------               ---------
                                            302,324                 276,366
  Electric sales to other utilities           6,871                   4,753
                                           ---------               ---------
    Total Operating Revenues                309,195                 281,119

Fuel Expenses
  Fuel for electric generation               11,112                  11,075
  Purchased electricity                       8,951                   7,469
  Gas purchased for resale                   71,759                  62,546
                                           ---------               ---------
    Total Fuel Expenses                      91,822                  81,090

Operating Revenue less Fuel Expenses        217,373                 200,029

Other Operating Expenses
  Operations excluding fuel expenses         61,602                  56,861
  Maintenance                                 9,512                  10,523
  Depreciation and amortization              23,489                  22,409
  Taxes - local, state and other             36,507                  38,331
  Federal income tax                         29,397                  25,348
                                           ---------               ---------
    Total Other Operating Expenses          160,507                 153,472

Operating Income                             56,866                  46,557

Other Income and Deductions
  Allowance for other funds
   used during construction                     245                     207
  Federal income tax                            598                   1,122
  Other - net                                   320                  (3,120)
                                           ---------               ---------
    Total Other Income and Deductions         1,163                  (1,791)

Income before Interest Charges               58,029                  44,766

Interest Charges
  Long term debt                             12,877                  13,105
  Other - net                                 3,382                   1,853
  Allowance for borrowed funds
   used during construction                    (719)                   (711)
                                           ---------               ---------
    Total Interest Charges                   15,540                  14,247

Net Income                                   42,489                  30,519

Dividends on Preferred Stock                  1,866                   1,866
                                           ---------               ---------

Earnings Applicable to Common Stock        $ 40,623                $ 28,653
                                           ---------               ---------

Weighted average number of shares
 outstanding in each period (000's)          38,577                  37,805

Earnings per Common Share                     $1.05                   $0.75

Cash Dividends Paid per Common Share          $0.45                   $0.45

- ------------------------------------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)
                                 (Unaudited)

                                                                            Three  Months Ended  March 31,
- -------------------------------------------------------------------------------------------------------------
                                                                              1996                     1995*
                                                                            ---------------------------------
CASH FLOW FROM OPERATIONS
Net income                                                                  $  42,489                $ 30,519
Adjustments to reconcile net income to net cash provided
  from operating activities:
Depreciation and amortization                                                  23,489                  22,409
Amortization of nuclear fuel                                                    5,376                   4,438
Deferred fuel costs - electric                                                  5,174                   1,363
Deferred fuel costs - gas                                                      19,981                  20,466
Deferred income taxes                                                          (6,385)                (15,048)
Allowance for funds used during construction                                     (964)                   (918)
Unbilled revenue, net                                                           9,434                   8,038
Deferred ice storm costs                                                          639                     639
Nuclear generating plant decommissioning fund                                  (2,252)                 (3,221)
Pension costs accrued                                                          (1,022)                     94
Post employment benefit internal reserve                                        1,598                     973
Research and development amortization                                           1,228                     781
Rate settlement amortizations                                                   1,741                   2,160
Changes in certain current assets and liabilities:
  Accounts receivable                                                         (34,813)                (30,745)
  Materials and supplies - gas stored underground                              19,368                  18,933
                         - other, net                                           2,435                   1,846
  Taxes accrued                                                                33,943                  45,330
  Accounts payable                                                             (3,644)                   (294)
  Interest accrued                                                              3,134                   3,208
  Other current assets and liabilities, net                                   (14,769)                 (7,480)
Other, net                                                                     (5,651)                  6,214
                                                                             ---------               ---------
       Total Operating                                                       $100,529                $109,705
                                                                             ---------               ---------

CASH FLOW FROM INVESTING ACTIVITIES
Utility Plant
Plant additions                                                              $(27,050)               $(31,231)
Nuclear fuel additions                                                        (11,200)                (11,519)
Less:  Allowance for funds used during construction                               964                     918
                                                                             ---------               ---------
Additions to Utility Plant                                                    (37,286)                (41,832)
Other, net                                                                        (14)                      5
                                                                             ---------               ---------
       Total Investing                                                       $(37,300)               $(41,827)
                                                                             ---------               ---------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/Issue of common stock                                                   $  4,214                $  4,365
Short term borrowings                                                               -                 (49,100)
Retirement of long term debt                                                  (49,000)                      -
Capital stock expense                                                             (23)                     (3)
Dividends paid on preferred stock                                              (1,866)                 (1,866)
Dividends paid on common stock                                                (17,304)                (16,951)
Other, net                                                                      1,084                  (2,482)
                                                                             ---------               ---------
       Total Financing                                                       $(62,895)               $(66,037)
                                                                             ---------               ---------
       Increase in cash and cash equivalents                                 $    334                $  1,841
       Cash and cash equivalents at beginning of period                      $ 44,121                $  2,810
                                                                             ---------               ---------
       Cash and cash equivalents at end of period                            $ 44,455                $  4,651
                                                                             ---------               ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                            Three  Months Ended  March 31,
- -------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)                                                       1996                     1995*
                                                                            ---------------------------------
Cash Paid During the Period
Interest paid (net of capitalized amount)                                    $ 10,075                $ 10,565
Income taxes paid                                                            $  8,000                $      -

* Reclassified for comparative purposes.
The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1:  GENERAL

    The Company, in the opinion of management, has included adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1996 are subject to adjustment at the end of the year when they will be audited by independent accountants. The results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating, and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2.  COMMITMENTS AND OTHER MATTERS

      The following matters supplement the information contained in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and should be read in conjunction with the material contained in that Note.

LITIGATION WITH CO-GENERATOR

   During 1995 Kamine/Besicorp Allegany L.P. (Kamine) filed a petition before the Federal Energy Regulatory Commission (FERC) to waive certain requirements for federal Qualified Facility status for 1994. The Company and the New York State Public Service Commission (PSC) filed in opposition to the request. Subsequently FERC issued an order granting the waiver request and the Company's motion for rehearing was denied. The Company has filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit.

   In November 1995 Kamine filed in Newark, New Jersey for protection under the Bankruptcy laws and filed a complaint in an adversary proceeding seeking, among other things, specific performance of the Power Purchase Agreement. Kamine filed a motion to compel the Company to pay under its view of the terms of the Power Purchase Agreement during the pendency of the Adversary Proceeding. After hearing, the Bankruptcy Court denied that motion. The Court also denied various motions made by the Company to change the venue of the proceedings to New York State and to lift the automatic stay of the pending New York State action. The Company has appealed to the U.S. District Court from the denial of its motions. The PSC filed a motion to lift the stay to permit it to proceed with its investigation of the cogeneration facility under New York State Law but the motion was denied. Kamine sought an order requiring the Company to pay 3.7 cents per kilowatt hour for power produced during the pendency of the proceeding but the motion was denied, although the Company was ordered to pay $1.6 million for power delivered in October 1995 under the terms of a temporary restraining order that had been entered by the U.S. District Court for the Western District of New York. General Electric Capital Credit (GECC), which provided financing to the cogeneration project, has intervened in the Adversary Proceeding as a plaintiff. The Company has filed an answer with affirmative defenses and counterclaims in the Adversary Proceeding. In April 1996, the Bankruptcy Court dismissed one of the Company's counterclaims, noting that the Company could bring that claim in a separate action at a later date. That counterclaim alleged that GECC failed to disclose that they knew the Power Purchase Agreement could not be performed when it was financed in August of 1993. The remaining counterclaims seek the same relief sought in the New York State court action. The parties are now engaged in discovery in connection with the Adversary Proceeding. A trial date of June 18, 1996 has been scheduled in the Adversary Proceeding. The Company has filed for an extension in the discovery period and a delay in the trial date but the Court has not ruled on that motion.

   The existence of mandated high priced independent power purchase agreements is a significant problem throughout the State of New York and there are various efforts by State officials to resolve the problem. The Company continues to work to resolve this particular dispute in a fashion that is fair and equitable to all parties; however, we will continue to take aggressive action on behalf of customers and the Company to assure that their interests are respected in any resolution. The Company is unable to predict the ultimate outcome of these legal proceedings. For further information with respect to the Kamine contract and related litigation see the Company's 1995 Form 10-K, Item 8, Note 10 of the Notes to Financial Statements.

1995 GAS SETTLEMENT

  Under provisions of the 1995 Gas Settlement with the Staff of the PSC and other parties, the Company faces an economic risk of remarketing $74.2 million of excess gas capacity through 1998. The Company has entered into a marketing agreement with CNG that is expected to result in the release of approximately $29 million of this capacity through the period. CNG will assist the Company in obtaining permanent replacement customers for transportation capacity the Company will not require. The Company is also in the process of implementing transportation and storage capacity reductions on the Empire and upstream pipelines which represent approximately $21 million of release through the period. To help manage the balance of the excess capacity costs at risk, the Company has retained MidCon Gas Services Corporation which will work with the Company to identify and implement opportunities for temporary and permanent release of surplus pipeline capacity and advise in the management of the Company's gas supply, transportation and storage assets consistent with the goals of providing reliable service and reducing the cost of gas.

  During the course of the negotiation of the 1995 Gas Settlement, the FERC approved a change in rate design for the Great Lakes Gas Transmission Limited Partnership ("Great Lakes") on which the Company holds transportation capacity. This change resulted in a retroactive surcharge by Great Lakes to the Company in the amount of approximately $7 million. Under the terms of the 1995 Gas Settlement, the Company may recover a portion of the surcharge in rates charged to customers; but the remainder may not be passed through. The Company is vigorously contesting the Great Lakes assessment before the FERC. However on April 25, 1996, the FERC upheld its prior determination and concluded that the charge to the Company is proper. The Company has filed a petition for review with the U.S. Court of Appeals and will pursue all options of appeal available at the FERC. The ultimate outcome of the Company's appeal to the FERC and any judicial review that may be sought following the FERC decision cannot be predicted.

  The ultimate financial impact of the 1995 Gas Settlement on the Company's business in 1996 and subsequent years will be largely determined by the degree of success achieved by the Company in remarketing its excess gas capacity and in controlling its local gas distribution costs.

DECOMMISSIONING TRUST

  The Nuclear Regulatory Commission (NRC) is currently considering proposals which may impact financial funding requirements for decommissioning of nuclear power plants. Under current NRC regulations electric utilities provide for decommissioning funds annually over the estimated life of a plant. If generating facilities were no longer subject to rate regulation, the related source of income would become subject to competitive pricing; accordingly, the NRC could require reactor licensees to provide assurance that the full estimated cost of decommissioning will ultimately be available through some guarantee mechanism.

  The NRC is seeking public comment on a number of questions, including the likely timetable for utility restructuring and deregulation and to what degree costs will be recoverable if a large baseload plant is deemed to be non-competitive because of high construction costs and what funding sources will be used to shut down a plant prematurely and safely. These comments are due in late June after which the NRC will finalize its proposal. See the Company's 1995 Form 10-K,
Item 8, Note 10 to the Financial Statements regarding the Company's plan for the eventual decommissioning of the Ginna Nuclear Plant and its 14% share of Nine Mile Two.

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

 Below is a summarization of the Regulatory Assets as of March 31, 1996.

                                                Millions
                                               of Dollars
                                               ----------

Income Taxes                                       $186.6
Uranium Enrichment Decommissioning Deferral          18.3
Deferred Ice Storm Charges                           15.9
FERC 636 Transition Costs                            38.8
Demand Side Management Costs Deferred                12.5
Other, net                                           30.3
                                                   ------

Total - Regulatory Assets                          $302.4
                                                   ======

          See the Company's Form 10-K for the fiscal year ended December 31, 1995, Item 8, Note 10 of the Notes to Financial Statements, "Regulatory and Strandable Assets" for a description of the Regulatory Assets shown above.

          In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts (e.g., the Kamine/Besicorp Allegany L.P. contract), or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at March 31, 1996 cannot be determined at this time, but could be significant.

FINANCIAL ACCOUNTING STANDARDS

      SFAS-121. In March 1995, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS-121). SFAS-121 amends SFAS-71 to require write-off of a regulatory asset or strandable asset if it is no longer probable that future rates will permit recovery of the cost of the asset.

SFAS-121 also requires a company to recognize a loss whenever events or circumstances occur which indicate that the carrying amount of an asset may not be fully recoverable. At March 31, 1996 the Company's regulatory assets totaled $302.4 million. At the current time, the Company believes its regulatory assets are probable of recovery and, accordingly, the adoption of this accounting standard by the Company in the first quarter of 1996 has not impacted its financial position or results of operations.

      SFAS-123. SFAS-123, Accounting for Stock-Based Compensation, was adopted by the Company in the first quarter of 1996. It recommends the use of a fair value based method of accounting for compensation costs associated with stock-based compensation.

      The Company currently has Stock Appreciation Rights plans covering certain employees and directors. For these plans, the Company's accounting policy has been to use a fair value method of computing periodic compensation expense; accordingly, the application of SFAS-123 has no significant impact on the Company's financial position or results of operations. The aggregate amount charged to expense as a result of these plans approximates $1.0 million annually.

      Futures Contracts. The Company periodically hedges natural gas storage against possible changes in price. Hedges are always backed by gas commodity in storage, and gains or losses resulting from these transactions are deferred until the corresponding gas is withdrawn from storage and delivered to customers. The Company had no open hedge contracts at March 31, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company.


EARNINGS SUMMARY

      Earnings per common share for the current and prior year three month periods ended March 31, are as follows:

                                                  1996     1995
       Earnings per share                         $1.05    $ .75


       The $.30 increase in earnings per share for the quarter is mainly attributable to continued control of expenses coupled with the impact of an extended period of cold weather on electric and gas sales this year, compared to the earnings effect of unusually warm weather in the first quarter of 1995.

          Future earnings will be affected, in part, by the Company's ability to control certain costs and its ability to remarket excess gas capacity as set under the terms of the 1995 Gas Settlement, which is discussed in Note 2.

       The final outcome of the rate proposal submitted by the Company and currently pending before the PSC as well as the impact of developing competition in the energy marketplace are anticipated to affect future earnings.

COMPETITION

       A decision in the PSC Competitive Opportunities case is expected in the second quarter of 1996. The Company is unable to predict the outcome of that decision but it could have a significant impact on the Company's business. See the Company's Form 10-K for the fiscal year ended December 31, 1995, Item 7.- "Competition" for a discussion of the PSC Competitve Opportunities Case, FERC Open Transmission Proposals and the Company's Business Strategy . See Note 2 of the Notes to Financial Statements for a discussion of Regulatory and Strandable Assets and related accounting issues.

          PSC Gas Restructuring Case. In October 1993, the PSC initiated a proceeding to address issues involving the restructuring of gas utility services to respond to competition. Subsequently, in December 1994, the PSC adopted a policy to open up the natural gas market to competition on the local level.
This policy provides an opportunity for consumers to buy their gas supplies from sources other than their utility (or local distribution company). By using the PSC's policy principles as a guide, all gas utilities in New York State were required to submit plans to restructure the delivery of natural gas in their service territories.


       In November 1995 the Company filed its restructuring plan with the PSC. The Company's goals in the restructuring of the natural gas market at the local level were:

       - to allow customers a choice of gas suppliers,
       - to ensure that no costs are shifted to customers choosing to remain with the Company for their gas supply,
       - to maintain the reliability of the distribution system, and
       - to implement this change smoothly and successfully.

       On March 28, 1996 the PSC approved utility restructuring plans designed to open up the local natural gas market to competition and thereby allow residential, small business and commercial/industrial users the same ability to purchase their gas supplies from a variety of sources, other than the local utility, that larger industrial customers already have. The key element in the utility restructuring plans that makes it possible for customers to "shop around" for sources of natural gas is aggregation - the ability of customers to
                                      -----------
join together to make purchases. Aggregation is important to smaller customers, such as residential and small business customers who individually might not have the same degree of access to new sources of natural gas as larger customers because of their lower usage.

       On April 26, 1996 the Company filed, subject to PSC approval, updated tariffs pursuant to the March 28 Order. This new service will be available to customers on November 1, 1996. The Order does allow a phase in of the new service in the first few years in order to ease possible implementation problems.

RATES AND REGULATORY MATTERS

       1995 Gas Settlement. Under provisions of the 1995 Gas Settlement, the Company faces an economic risk of remarketing $74.2 million of excess gas capacity through 1998. The ultimate financial impact of the 1995 Gas Settlement on the Company's business in 1996 and subsequent years will be largely determined by the degree of success achieved by the Company in remarketing its excess gas capacity and in controlling its local gas distribution costs. For further information with respect to the 1995 Gas Settlement see Note 2 of the Notes to Financial Statements and the Company's 1995 Form 10-K Item 8, Note 10 of the Notes to Financial Statements.

       1995 Rate Proposal. With the current three-year electric and gas rate plan expiring in July 1996, the Company in July 1995 filed a request with the PSC for new electric rate tariffs commencing in August 1996. The Company's rate application is being litigated before a PSC Administrative Law Judge, but on May 10, 1996, the Company, PSC Staff and several other parties to the rate application entered into a Settlement Agreement (1996 Settlement) resolving all issues in the rate proceedings for a three-year period, commencing July 1, 1996 and concluding June 30, 1999. Under the 1996 Settlement, if approved by the PSC, base electric rates (that is, rates excluding the Fuel Cost Adjustment
(FCA)) for the first year (commencing July 1, 1996) would be decreased to a level that would reduce revenues in an amount equal to
1.0 percent ($7.1 million) of the revenues that would have been produced under the rates currently in effect. In each of the second and third years base rates would be decreased by an additional amount equal to 0.5 percent ($3.5 million) of the revenues that would have been produced by the rates in effect in the immediately preceding year. In addition to these base rate reductions, the 1996 Settlement would freeze fuel costs for the three-year period unless increases result from a settlement or adverse decision in the Kamine matter (see Note 2 of the Notes to Financial Statements, "Litigation with Co-Generator"). The freezing of fuel costs, combined with the foregoing base rate decreases, would produce effective overall decreases of 3.5% for residential customers and 5.0% to 6.0% for non-residential customers over the three year period. Certain cost increases attributable to Kamine are subject to recovery during the 1996 Settlement period, but, the amount by which such costs may increase rates is limited during the Settlement period.

          Under the 1996 Settlement, the Company is also permitted to defer and to recover costs associated with Generic Mandates (defined as certain governmentally-imposed requirements and changes in accounting required by generally accepted accounting principles) and Catastrophic Events (defined as events that trigger a designation of part of the Company's service territory as a disaster area or as being under a state of emergency) if such costs for any one event exceed 3.0 percent of electric common earnings.

       Under the 1996 Settlement, certain incentives and adjustments provided for under the 1993 Settlement that currently remain unused will be available as offsets to pass-backs to customers that would otherwise occur under the 1996 Settlement.

       The Settlement establishes a Customer Service Performance Program that provides for penalties of up to 46 basis points of the return on common equity if the Company fails to achieve certain minimum criteria pertaining to electric reliability and service quality.

       Although the negotiated rate levels are not based on a particular return on common equity, the 1996 Settlement provides that, if the Company achieves a return in excess of 11.2 percent, calculated for the entire three-year period, the Company can retain 50 percent of the excess as earnings and shall use the remaining 50 percent to write down its investment in nuclear assets. If the return on equity, determined on a rate year basis, falls below 8.5 percent or increases above 14.5 percent, or pre-tax cash interest coverage falls below 2.5 times, or fuel cost changes (other than Kamine costs), result in a positive or negative impact in excess of 10 percent of electric common earnings, then either the Company or any other party has the right to petition the PSC for review of the 1996 Settlement and for appropriate remedial action.

       Through changes to revenue allocation and rate design, the 1996 Settlement makes rates for large industrial customers more attractive than those currently in place. The 1996 Settlement also increases the Company's flexibility in offering individually negotiated rate discounts to such customers to induce them to remain in the service territory and to expand their facilities. During the term of the 1996 Settlement, the Company will absorb, as it has done since the inception of these rates, the difference between the discounted rates paid under these individual contracts and the rates that would otherwise apply.

       The 1996 Settlement is expressly made subject to any modification that may be required by a PSC decision in the Competitive Opportunities Proceeding (discussed above). The costs of compliance with that decision are to be treated as a Generic Mandate for purposes of the 1996 Settlement.

       At this time, the Company cannot predict whether the PSC will approve the 1996 Settlement or, if it does so, when that approval will occur. To the Company's knowledge, nearly all of the parties who participated in the negotiations leading to execution of the 1996 Settlement support it and there is no major opposition. To the extent that the PSC approves the 1996 Settlement, but such approval does not occur by the intended effective date of July 1, 1996, the 1996 Settlement provides a mechanism for adjusting rates to achieve the same results as if they had gone into effect as of July 1, 1996.

       1993 Rate Agreement. Under the 1993 Rate Agreement the PSC approved an electric rate increase of 2.5% ($18.3 million) effective for the rate year beginning July 1, 1995. A gas rate increase that would have been permitted to take effect as of July 1, was eliminated as part of the 1995 Gas Settlement as discussed in the Company's 1995 Form 10-K, Item 8, Note 10 of the Notes to Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

       During the first three months of 1996 cash flow primarily from operations (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the redemption of long-term debt. At March 31, 1996 the Company had cash and cash equivalents of $44.5 million. Capital requirements during 1996 are anticipated to be satisfied primarily from the combination of internally generated funds and temporary cash investments.

       PROJECTED CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for electric generation, including the 1996 replacement of its Ginna steam generators, transmission and distribution facilities, and gas mains and services as well as the repayment of existing debt. The Company has no current plans to install additional baseload generation.

       Total 1996 capital requirements are currently estimated at $168 million, of which $150 million is for construction, including replacement of the steam generators at the Ginna Nuclear Plant and $18 million is for securities maturities, which were payable on May 1, 1996. Approximately $38 million had been expended for construction as of March 31, 1996, reflecting primarily expenditures for steam generator replacement and nuclear fuel, upgrading electric generating, transmission and distribution facilities and gas mains.

       Ginna Steam Generator Replacement. Preparation for replacement of the two steam generators at the Ginna Nuclear Plant began in 1993 and has continued until the outage which began April 1, 1996. New steam generators were shipped
to the site in February 1996 and onsite preparation is complete.   The
installation contractor arrived in early 1995 and will remain on site until the replacement is complete in early June 1996. Cost of the replacement is estimated at $115 million, about $40 million for the steam generators, about $50 million for the installation and the remainder for Company engineering, radiation protection, plant support, other services and finance charges. In the first quarter of 1996, the Company spent $16 million on this project and expects
to spend a total of $53 million this year.   The PSC order approving this
project provides that certain costs over $115 million, and savings under that amount, will be shared between the Company and its customers but the Company does not expect to exceed that amount.

       Purchased Power Requirement. Under federal and New York State laws and regulations, the Company is required to purchase the electrical output of unregulated cogeneration facilities which meet certain criteria (Qualifying Facilities). The Company was compelled by regulators to enter into a contract with Kamine/Besicorp Allegheny L.P. (Kamine) for approximately 55 megawatts of capacity, the circumstances of which are discussed in the Company's 1995 Form 10-K under Item 8, Note 10 of the Notes to Financial Statements. The Kamine contract and the outcome of related litigation will have an important impact on the Company's electric rates and its ability to function effectively in a competitive environment. The Company has no other long-term obligations to purchase energy from Qualifying Facilities.

       Sale of Interest in Empire State Pipeline. In April, 1996 the Company's wholly owned subsidiary, Energyline Corporation, agreed to sell its 20% ownership interest in the Empire State Pipeline to the other co-tenants, subsidiaries of The Coastal Corporation and Westcoast Energy Inc. The sale is subject to PSC approval. The Company will remain a customer of Empire, which commenced operation in November 1993. The sale of Empire is not expected to have a material impact on the Company's financial condition.

       The Company invested in Empire in 1992 because it believed there was a need for access to an alternative supply of natural gas for its customers and that meeting their need would best be achieved by its direct investment in the pipeline. The Company's achievement of that goal and its current strategic business decision to concentrate on delivering energy and energy services directly to customers are the reasons for Energyline's decision to sell its equity interest in Empire.

       REDEMPTION OF SECURITIES. On March 7, 1996, the Company redeemed $49 million principal amount of its First Mortgage 8 3/8% Bonds, Series CC at 103.18% plus accrued interest from September 15, 1995. On May 1, 1996, the Company redeemed $332 thousand of its First Mortgage 8% Bonds, Series Y at the special redemption price of 100.17% plus accrued interest from February 15, 1996 under sinking and improvement fund provisions of it General Mortgage. On May 1, 1996, the Company also redeemed at maturity $18 million principal amount of its First Mortgage 5.30% Bonds, Series V.

       FINANCING. (See Form 10-K for the fiscal year ended December 31, 1995,
Item 8. Note 9. Short-Term Debt, regarding the Company's short-term borrowing arrangements.)

       During the first three months of 1996, the Company issued 182,459 shares of Common Stock through its Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan) and the RG&E Savings Plus Plan (Savings Plus Plan) providing approximately $4.2 million to help finance its capital expenditures program.
The new shares were issued at a market price above the book value per share at the time of issuance. At March 31, 1996 the Company had Common Stock available for issuance of 1,213,530 shares under the ADR Plan and 158,816 shares under the Savings Plus Plan.

       CAPITAL STRUCTURE. The Company's retained earnings at March 31, 1996 were $93.6 million, an increase of approximately $23.2 million compared with December 31, 1995. The amount of long term debt decreased $49 million at March 31, 1996 as compared with December 31, 1995 due to the redemption of Series CC First Mortgage Bonds discussed above. Common equity increased approximately $27.4 million, reflecting an increase in retained earnings and the issuance and sale of Common Stock as discussed under "Financing". Capitalization at March 31, 1996, including $18.0 million of long-term debt due within one year, was comprised of 47.1 percent common equity, 7.3 percent preferred equity and 45.6 percent long-term debt. As financial market conditions warrant, the Company may, from time to time, issue securities to permit early redemption of higher-cost senior securities. The Company is reviewing its financing strategies as they relate to debt and equity structures in the context of the new competitive environment and the ability of the Company to shift from a fully regulated to a more competitive organization.


RESULTS OF OPERATIONS

          The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month period ended March 31, 1996 to the three-month period ended March 31, 1995.

          OPERATING REVENUES AND SALES. Total Company revenues for the first three months of 1996 were $28.1 million or 10% above the first three months of 1995. The higher revenues resulted from the impact of an extended period of cold weather on electric and gas sales this year, compared to the revenue effect of unusually warm weather in the first quarter of 1995, as well as higher revenue stemming from purchased gas costs and electric rates.

   Electric kilowatt-hour sales increased 9% from the first quarter of 1995 due to higher retail sales and an increase in sales to other utilities. Gas sold and transported increased 20%, reflecting significant increases in all customer classes including gas transportation customers.

   The principal factors causing changes in Electric and Gas Department revenues are estimated below:

                                                                           Comparison of
                                                                           Three Months
                                                                          Ended March 31,
                                                                           1996 and 1995
                                                             ------------------------------------------
                                                                        Increase or (Decrease)
                                                                        for comparison period
                                                                        (Millions of Dollars)
                                                                    Electric                     Gas
                                                             ----------------------           ---------
  Rate increases                                                   $  4.0                     $     -
  Fuel costs                                                          1.5                          9.4
  Weather effects (heating & cooling)                                 3.7                          7.0
  Customer consumption*                                              (1.9)                        (1.2)
  Other**                                                             (.3)                         3.8
                                                                    -----                     --------
  Total change in customer
   revenues                                                           7.0                         19.0
  OEU sales                                                           2.1                            -
                                                                    -----                     --------
  Total change in operating
   revenues                                                           9.1                     $   19.0
                                                                    =====                     ========

  *Customer consumption reflects retail and unbilled margins and transportation gas less rate increases and weather effects.

 **Fluctuations in other customer revenues shown in the table above are largely the result of deferred fuel costs, revenue taxes and miscellaneous revenues.

   FUEL EXPENSES. Fuel expenses increased in the first quarter of 1996 reflecting mainly higher gas purchased for resale expense in 1996 driven by higher volumes of purchased gas resulting from colder than normal weather as well as higher commodity costs. The colder weather also contributed to an increase in unit purchases of electricity during this year's first quarter.

   OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES. The increase in operations excluding fuel expenses reflects mainly the timing for recording lump sum payroll performance incentives, employee redeployment/outplacement costs and additional early retirement costs and an earlier writeoff for uncollectibles. Maintenance expense was lower in the first quarter of 1996 due to the timing of the Ginna Plant refueling and maintenance shutdown which did not begin until April 1996 but started in March a year ago.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased due mainly to an increase in depreciable plant.

   TAXES. The decrease in local, state and other taxes reflects mainly a one-time New York State Use tax audit assessment expensed in the first quarter of 1995.

   The increase in Federal income tax reflects mainly an increase in taxable income which is partially offset by a variation in estimates of the effective tax rate used in the Company's interim tax provision.

   OTHER STATEMENT OF INCOME ITEMS. The increase in allowance for funds used during construction (AFUDC) reflects mainly an increase in the amount of utility plant under construction. Other Income and Deductions, Other-net increased mainly due to accounting adjustments in February 1996 resulting from a FERC Audit. Interest Charges increased due to a one-time recording of debt expense upon the early redemption of long-term debt in March 1996.


   COMMON STOCK DIVIDEND. On March 20, 1996, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on April 25, 1996 to shareholders of record on April 2, 1996. The Company believes that future dividend payments will need to be evaluated in the context of maintaining the financial strength necessary to operate in a more competitive and uncertain business environment. This will require consideration, among other things, of a dividend payout ratio that is lower over time, reevaluating assets and managing greater fluctuation in revenues. While the Company does not presently expect the impact of these factors to affect the Company's ability to pay dividends at the current rate, future dividends may be affected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)  The Company's Annual Meeting of Shareholders was held on April 24, 1996.

   (b) The following Directors were elected for terms expiring at the Annual Meeting of Shareholders in 1999: William Balderston III, Samuel T. Hubbard. Jr., Roger W. Kober and Constance M. Mitchell. The following Directors are continuing in office after the meeting: Angelo J. Chiarella, Allan E. Dugan, Jay T. Holmes, Cornelius J. Murphy, Theodore
        L. Levinson, Arthur M. Richardson, M. Richard Rose.

   (c) The nominees for election as directors were elected by the following vote:

                                                  Shares      Shares     Broker
                                                    For       Withheld   Non-Votes
                                                  ----------  ---------  ---------
          William Balderston III                  31,479,815  2,221,360       0
          Samuel T. Hubbard, Jr.                  32,691,257  1,009,918       0
          Roger W. Kober                          32,667,287  1,033,888       0
          Constance M. Mitchell                   32,691,083  1,010,092       0


ITEM 5.             OTHER INFORMATION

   MANAGEMENT CHANGES. In March 1996 the Board of Directors elected
Thomas S. Richards to the position of President and Chief Operating Officer. Mr. Richards, previously Senior Vice President for Energy Services, will be responsible for all operational areas of the Company. Roger W. Kober will remain Chairman of the Board of Directors and Chief Executive Officer and will focus on changes in the industry and business strategy. In April 1996, after the Annual Meeting of Sharholders, the Board of Directors elected Mr. Richards to the Board of Directors.

   In January 1996, J. Burt Stokes was appointed Senior Vice President, Corporate Services and Chief Financial Officer. His responsibilities include financial services, human resource services and legal. He came to the Company from a position as Chief Financial Officer and Acting Chief Executive Officer for General Railway Signal Corporation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:  See Exhibit Index below.

  (b)  Reports on Form 8-K:  None


                                 EXHIBIT INDEX

Exhibit 3-1    Bylaws of the Company, as amended through March 20, 1996.

Exhibit 10-1* Rochester Gas and Electric Corporation Deferred Stock Unit Plan for Non-Employee Directors effective as of December 31, 1995.

Exhibit 27     Financial Data Schedule pursuant to Item 601 (c) of
               Regulation S-K.


*   Denotes executive compensation plan and arrangement.

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


                           ROCHESTER GAS AND ELECTRIC CORPORATION
                           --------------------------------------
                                         (Registrant)



Date: May 14, 1996        By         /s/ J.B. STOKES
                                 --------------------------------------
                                         J. Burt Stokes
                           Senior Vice President, Corporate Services
                                  and Chief Financial Officer
                                   (Duly Authorized Officer)



Date: May 14, 1996        By       /s/ DANIEL J. BAIER
                                 --------------------------------------
                                       Daniel J. Baier
                                        Controller
                               (Principal Accounting Officer)