Form 10-K/A
period 1995-12-31
ROCHESTER GAS & ELECTRIC CORP
filed 1996-07-29
CIK 84557

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                ______________

                                 FORM 10-K/A

                       Amendment No. 1 to Annual Report
                      Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934
                                ______________


         December 31, 1995                          1-672-2
  -------------------------------         ---------------------------
    (For the fiscal year ended)             (Commission file number)


                    ROCHESTER GAS AND ELECTRIC CORPORATION
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  New York                         16-0612110
    -------------------------------         -------------------------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

  89 East Avenue, Rochester, New York                   14649
- ----------------------------------------     ---------------------------
(Address of principal executive offices)             (Zip Code)


(Registrant's telephone number, including area code)     (716) 546-2700
                                                     --------------------
Securities registered pursuant to
Section 12(b) of the Act:

                                          Name of each exchange
Title of each class                       on which registered

    Common Stock, $5 par value            New York Stock Exchange

Securities registered pursuant
to Section 12(g) of the Act:

Preferred Stock, $100 par value:
4% Series F     4.95% Series K
4.10% Series H  4.55% Series M
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [ X ]

        On May 31, 1996 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 780,798,742.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: Common Stock, $5 par value, at May 31, 1996, 38,832,409.


DOCUMENTS INCORPORATED BY REFERENCE


Part III:
- --------

Registrant's Definitive Proxy Statement, in connection with the Annual Meeting of Shareholders held on April 24, 1996 ("Proxy Statement"). With the exception of the pages of the Proxy Statement specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part of this Report on Form 10-K/A.

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                   OF ROCHESTER GAS AND ELECTRIC CORPORATION


   This Amendment No. 1 is being filed to amend the Annual Report on Form 10-K for the year ending December 31, 1995, filed with the Securities and Exchange Commission (the "Commission") by Rochester Gas and Electric Corporation (the "Company") on February 16, 1996.

Item 14(c)
- ----------

   "Item 601 Exhibits" to the 1995 10-K is being amended hereby by filing a redacted version of Exhibit 10-8 of the Rochester Gas and Electric Corporation 1995 Annual Report to Shareholders on Form 10-K for the fiscal year ended December 31, 1995, previously omitted pursuant to a Request for Confidential Treatment.

   Except as described above, the Amendment makes no changes to Item 14(c) of the 1995 10-K nor to any of the documents listed in Item 14(c) and filed as part of the 1995 10-K. Exhibit 10.8 has been filed with this Amendment in redacted form pursuant to the Request for Confidential Treatment. All other Exhibits to the 1995 10-K were filed with the 1995 10-K, are not amended by the Amendment, and are not included with this Amendment.


Part IV:
- -------

Item 14(c):  ITEM 601 EXHIBITS

   Those exhibits required to be filed by Item 601 of Regulation S-K are in the List of Exhibits filed with the 1995 10-K and such listing is incorporated herein by reference. Each of Exhibits (10)-9 through (10)-16 is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROCHESTER GAS AND ELECTRIC
                              CORPORATION


                              By:   /s/ Daniel J. Baier
                                    -------------------
                                    Daniel J. Baier
                                    Controller
                                    (Principal Accounting Officer)