Form 10-Q
period 1996-06-30
ROCHESTER GAS & ELECTRIC CORP
filed 1996-08-12
CIK 84557

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June  30, 1996
                                     -------------------------------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------     ---------------------

Commission file number          1-672
                       ---------------------------------------------------------

                    Rochester Gas and Electric Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New York                                       16-0612110
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      identification No.)

    89 East Avenue, Rochester, NY                             14649
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (716) 546-2700
                                                   -----------------------------
       N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

      Common Stock, $5 par value, at July 31, 1996: 38,851,464

                                     INDEX



                                                                        Page No.

PART I - FINANCIAL INFORMATION

 Consolidated Balance Sheet - June 30, 1996 and
    December 31, 1995................................................... 1 - 2


 Consolidated Statement of Income - Three Months and Six Months
   Ended June 30, 1996 and 1995......................................... 3 - 4


 Consolidated Statement of Cash Flows - Six Months
    Ended June 30,1996 and 1995.........................................     5


 Notes to Financial Statements.......................................... 6 - 9


 Management's Discussion and Analysis of Financial
    Condition and Results of Operations................................. 9 -16


PART II - OTHER INFORMATION


 Legal Proceedings.......................................................   16


 Exhibits and Reports on Form 8-K........................................   16


 Signatures..............................................................   17

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                 (Unaudited)

                                                        June 30,    December 31,
Assets                                                    1996          1995
- --------------------------------------------------------------------------------
Utility Plant
Electric                                               $2,437,424    $2,342,981
Gas                                                       382,483       382,071
Common                                                    137,117       135,526
Nuclear fuel                                              220,181       207,525
                                                       ----------    ----------
                                                        3,177,205     3,068,103
Less: Accumulated depreciation                          1,391,648     1,345,552
      Nuclear fuel amortization                           179,767       173,326
                                                       ----------    ----------
                                                        1,605,790     1,549,225
Construction work in progress                              81,631       121,725
                                                       ----------    ----------
  Net Utility Plant                                     1,687,421     1,670,950
                                                       ----------    ----------
Current Assets
Cash and cash equivalents                                  36,486        44,121
Accounts receivable, net of allowance for
  doubtful accounts: 1996 - $14,650, 1995 - $11,950       125,138       121,123
Unbilled revenue receivable                                35,877        64,169
Note receivable - Empire                                   16,147             -
Materials and supplies, at average cost:
  Construction and other supplies                          10,775        10,223
  Fossil fuel                                               5,414         8,101
  Gas stored underground                                    7,791        20,326
Prepayments                                                26,808        24,533
                                                       ----------    ----------
       Total Current Assets                               264,436       292,596
                                                       ----------    ----------
Investment in Empire                                            -        38,879
Deferred Debits
Nuclear generating plant decommissioning fund              78,761        71,540
Nine Mile Two deferred costs                               31,885        32,411
Deferred finance charges -  Nine Mile Two                  19,242        19,242
Unamortized debt expense                                   15,575        16,712
Other deferred debits                                      25,765        21,857
Regulatory assets:
   Income taxes                                           184,577       188,599
   FERC 636 transition costs                               36,698        40,965
   Uranium enrichment decommissioning deferral             18,160        18,707
   Deferred ice storm charges                              15,274        16,553
   Demand side management costs                             9,617        14,759
   Other regulatory assets                                 29,237        31,623
                                                       ----------    ----------
        Total Regulatory assets                           293,563       311,206
                                                       ----------    ----------
        Total Deferred Debits                             464,791       472,968
                                                       ----------    ----------
         Total Assets                                  $2,416,648    $2,475,393
                                                       ----------    ----------

- -------------------------------------------
The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                 (Unaudited)

                                                        June 30,    December 31,
Capitalization and Liabilities                            1996          1995
- --------------------------------------------------------------------------------
Capitalization
  Long term debt - mortage bonds                       $  575,359    $  624,332
                    - promissory notes                     91,900        91,900
  Preferred stock redeemable at option of Company          67,000        67,000
  Preferred stock subject to mandatory redemption          55,000        55,000

  Common shareholders' equity:
    Common stock
      Authorized 50,000,000 shares; 38,851,464
      shares outstanding at June 30, 1996
      and 38,453,163 shares outstanding at
      December 31, 1995.                                  696,087       687,518
    Retained earnings                                      85,949        70,330
                                                       ----------    ----------
        Total common shareholders' equity                 782,036       757,848
                                                       ----------    ----------
        Total Capitalization                            1,571,295     1,596,080
                                                       ----------    ----------
Long Term Liabilities (Department of Energy)
  Nuclear waste disposal                                   77,041        75,077
  Uranium enrichment decommissioning                       16,053        15,810
                                                       ----------    ----------
        Total Long Term Liabilities                        93,094        90,887
                                                       ----------    ----------

Current Liabilities
  Long term debt due within one year                            -        18,000
  Notes Payable - Empire                                        -        29,600
  Accounts payable                                         41,999        52,578
  Dividends payable                                        19,349        19,170
  Taxes accrued                                            35,375        18,638
  Interest accrued                                         10,421        12,844
  Other                                                    28,407        31,508
                                                       ----------    ----------
        Total Current Liabilities                         135,551       182,338
                                                       ----------    ----------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                       369,201       377,652
  Pension costs accrued                                    71,704        71,580
  Deferred finance charges - Nine Mile Two                 19,242        19,242
  Other                                                   156,561       137,614
                                                       ----------    ----------
       Total Deferred Credits and Other Liabilities       616,708       606,088
                                                       ----------    ----------
Commitments and Other Matters (Note 2)                          -             -
                                                       ----------    ----------
      Total Capitalization and Liabilities             $2,416,648    $2,475,393
                                                       ----------    ----------

- ------------------------------------------
The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                 (Unaudited)

                                              For the Three Months Ended
                                                        June 30
                                                 1996             1995
- ------------------------------------------------------------------------
Operating Revenues
 Electric                                      $163,127         $169,038
 Gas                                             68,380           46,529
                                               --------         --------
                                                231,507          215,567
 Electric sales to other utilities                4,070            3,979
                                               --------         --------
   Total Operating Revenues                     235,577          219,546
                                               --------         --------
Fund Expenses
 Fuel for electric generation                     8,746           10,373
 Purchased electricity                           17,356           17,149
 Gas purchased for resale                        37,815           26,789
                                               --------         --------
   Total Fuel Expenses                           63,917           54,311
                                               --------         --------
Operating Revenues less Fuel Expenses           171,660          165,235
                                               --------         --------
Other Operating Expenses
 Operations excluding fuel expenses              68,292           60,321
 Maintenance                                     15,506           13,971
 Depreciation and amortization                   23,867           22,546
 Taxes - local, state and other                  30,992           29,698
 Federal income tax                               9,888            9,245
                                               --------         --------
   Total Other Operating Expenses               148,545          135,781
                                               --------         --------
Operating Income                                 23,115           29,454
                                               --------         --------
Other Income and Deductions
 Allowance for other funds
  used during construction                          283               90
 Federal income tax                                 406               62
 Other - net                                        576             (166)
                                               --------         --------
   Total Other Income and Deductions              1,265              (14)
                                               --------         --------
Income before Interest Charges                   24,380           29,440
                                               --------         --------
Interest Charges
 Long term debt                                  11,964           13,131
 Other - net                                      1,138            2,212
 Allowance for borrowed funds
  used during construction                         (454)            (764)
                                               --------         --------
   Total Interest Charges                        12,648           14,579
                                               --------         --------
Net Income                                       11,732           14,861
                                               --------         --------
Dividends on Preferred Stock                      1,866            1,866
                                               --------         --------
Earnings Applicable to Common Stock              $9,866          $12,995
                                               --------         --------

Weighted average numbr of shares
 outstanding in each period (000's)              38,782           38,004
Earnings per Common Share                         $0.25            $0.34
Cash Dividends Paid per Common Share              $0.45            $0.45

- ------------------------------------------
The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                 (Unaudited)

                                               For the Six Months Ended
                                                        June 30
                                                 1996             1995
- ------------------------------------------------------------------------
Operating Revenues
 Electric                                      $333,635         $332,537
 Gas                                            200,196          159,284
                                               --------         --------
                                                533,831          491,821
 Electric sales to other utilities               10,942            8,732
                                               --------         --------
   Total Operating Revenues                     544,773          500,553
                                               --------         --------
Fund Expenses
 Fuel for electric generation                    19,857           21,448
 Purchased electricity                           26,308           24,618
 Gas purchased for resale                       109,574           89,223
                                               --------         --------
   Total Fuel Expenses                          155,739          135,289
                                               --------         --------
Operating Revenues less Fuel Expenses           389,034          365,264
                                               --------         --------
Other Operating Expenses
 Operations excluding fuel expenses             129,894          117,181
 Maintenance                                     25,018           24,494
 Depreciation and amortization                   47,357           44,956
 Taxes - local, state and other                  67,499           68,029
 Federal income tax                              39,285           34,593
                                               --------         --------
   Total Other Operating Expenses               309,053          289,253
                                               --------         --------
Operating Income                                 79,981           76,011
                                               --------         --------
Other Income and Deductions
 Allowance for other funds
  used during construction                          528              298
 Federal income tax                               1,004            1,184
 Other - net                                        897           (3,287)
                                               --------         --------
   Total Other Income and Deductions              2,429           (1,805)
                                               --------         --------
Income before Interest Charges                   82,410           74,206
                                               --------         --------
Interest Charges
 Long term debt                                  24,841           26,236
 Other - net                                      4,520            4,065
 Allowance for borrowed funds
  used during construction                       (1,172)          (1,475)
                                               --------         --------
   Total Interest Charges                        28,189           28,826
                                               --------         --------
Net Income                                       54,221           45,380
                                               --------         --------
Dividends on Preferred Stock                      3,732            3,732
                                               --------         --------
Earnings Applicable to Common Stock             $50,489          $41,648
                                               --------         --------

Weighted average numbr of shares
 outstanding in each period (000's)              38,686           37,910
Earnings per Common Share                         $1.30            $1.09
Cash Dividends Paid per Common Share              $0.90            $0.90

- ------------------------------------------
The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                         Six Months Ended
                                                                            June 30,
- ---------------------------------------------------------------------------------------------
                                                                     1996           1995*
                                                                -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                      $      54,221   $      45,380
Adjustments to reconcile net income to net cash flow
  from operating activities:
Depreciation and amortization                                          47,357          44,956
Amortization of nuclear fuel                                            8,406           7,701
Deferred fuel costs - electric                                          1,312          (5,926)
Deferred fuel costs - gas                                              12,283          20,806
Deferred income taxes                                                  (4,428)         (1,861)
Allowance for funds used during construction                           (1,701)         (1,773)
Unbilled revenue, net                                                  28,293          12,842
Deferred ice storm costs                                                1,279           1,279
Nuclear generating plant decommissioning fund                          (4,402)         (5,956)
Pension costs accrued                                                  (2,036)          4,051
Post employment benefit internal reserve                                3,197           2,352
Research and development amortization                                   2,293           1,280
Rate settlement amortizations                                           4,982           4,000
Changes in certain current assets and liabilities:
  Accounts receivable                                                  (4,015)         (2,134)
  Materials and supplies - gas stored underground                      12,535          10,421
                         - other, net                                   2,135           1,627
  Taxes accrued                                                        16,737          16,769
  Accounts payable                                                    (10,579)            481
  Interest accrued                                                     (2,423)            448
  Other current assets and liabilities, net                            (6,622)          1,015
Other, net                                                              9,210          (2,528)
                                                                -------------  --------------
       Net cash flow from operating activities                  $     168,034   $     155,230
                                                                -------------  --------------
CASH FLOW FROM INVESTING ACTIVITIES
Utility Plant
Plant additions                                                 $     (62,187)  $     (55,576)
Nuclear fuel additions                                                (12,656)        (12,287)
Less:  Allowance for funds used during construction                     1,701           1,773
                                                                -------------  --------------
Additions to Utility Plant                                            (73,142)        (66,090)
Note receivable - Empire                                              (16,147)              -
Investment in Empire, net                                               9,279               -
Other, net                                                                (52)             (8)
                                                                -------------  --------------
       Net cash used by investing activities                    $     (80,062)  $     (66,098)
                                                                -------------  --------------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/issuance of common stock                                   $       8,612   $       8,601
Short term borrowings                                                      -          (51,600)
Retirement of long term debt                                          (67,000)              -
Dividends paid on preferred stock                                      (3,733)         (3,732)
Dividends paid on common stock                                        (34,690)        (33,991)
Other, net                                                              1,204          (2,051)
                                                                -------------  --------------
       Net cash used by financing activities                    $     (95,607)  $     (82,773)
                                                                -------------  --------------
       Net (decrease)increase in cash and cash equivalents      $      (7,635)  $       6,359
       Cash and cash equivalents at beginning of period         $      44,121   $       2,810
                                                                -------------  --------------
       Cash and cash equivalents at end of period               $      36,486   $       9,169
                                                                -------------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                       Six Months Ended
                                                                            June 30,
- ---------------------------------------------------------------------------------------------
(Thousands of Dollars)                                               1996           1995*
                                                                -------------  --------------
Cash Paid During the Period
Interest paid (net of capitalized amount)                        $     27,888    $     27,467
                                                                -------------  --------------
Income taxes paid                                                $     33,000    $     27,000
                                                                -------------  --------------

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

   In November 1995 Kamine filed in Newark, New Jersey for protection under the Bankruptcy laws and filed a complaint in an adversary proceeding seeking, among other things, specific performance of the Power Purchase Agreement. Kamine filed a motion to compel the Company to pay what would be due under Kamine's view of the terms of the Power Purchase Agreement during the pendency of the Adversary Proceeding. After hearing, the Bankruptcy Court denied that motion. The Court also denied various motions made by the Company to change the venue of the proceedings to New York State and to lift the automatic stay of the pending New York State action. The Company has appealed to the U.S. District Court from the denial of its motions. On August 5, 1996 the District Court reversed the Bankruptcy Court and remanded the case for further proceedings. The PSC filed a motion to lift the stay to permit it to proceed with its investigation of cogeneration facility status under New York State Law but the motion was denied. Kamine sought an order requiring the Company to pay 3.7 cents per kilowatt hour for power produced during the pendency of the proceeding but the motion was denied, although the Company was ordered to pay $1.6 million for power delivered in October 1995 under the terms of a temporary restraining order that had been entered by the U.S. District Court for the Western District of New York.
General Electric Capital Corporation (GECC), which provided financing to the cogeneration project, has intervened in the Adversary Proceeding as a plaintiff. The Company has filed an answer with affirmative defenses and counterclaims in the Adversary Proceeding. In April 1996, the Bankruptcy Court dismissed one of the Company's counterclaims, noting that the Company could bring that claim in a separate action at a later date. That counterclaim alleged that GECC failed to disclose that it knew the Power Purchase Agreement could not be performed when it financed the transaction in August 1993. The remaining counterclaims seek relief similar to that sought in the New York State court action. The parties are now engaged in discovery in connection with the Adversary Proceeding. A trial date of August 20, 1996 has been scheduled in the Adversary

Proceeding.

   The existence of mandated, high-priced independent power purchase agreements is a significant problem throughout the State of New York and there are various efforts by State officials to resolve the problem. The Company is litigating this matter vigorously while it continues to work to resolve this particular dispute in a fashion that is fair and equitable to all parties. However, it will continue to take aggressive action on behalf of customers and the Company to assure that their interests are respected in any resolution. The Company is unable to predict the ultimate outcome of these legal proceedings. For further information with respect to the Kamine contract and related litigation, see the
Company's 1995 Form   10-K, Item 8, Note 10 of the Notes to Financial
Statements.

1995 GAS SETTLEMENT

  Under provisions of the 1995 Gas Settlement with the Staff of the PSC and other parties, the Company faces an economic risk of remarketing $74.2 million of excess gas transportation and storage capacity through October 1998. The Company has entered into a marketing agreement with CNG that is expected to result in the release of approximately $29 million of this capacity through the period. CNG is assisting the Company in obtaining permanent replacement customers for transportation capacity the Company does not require. The Company is also in the process of implementing transportation and storage capacity reductions on the Empire and upstream pipelines which represent approximately $21 million of release through the period. To help manage the balance of the excess capacity costs at risk, the Company has retained MidCon Gas Services Corp. which is working with the Company to identify and implement opportunities for temporary and permanent release of surplus pipeline capacity and to advise in the management of the Company's gas supply, transportation and storage assets consistent with the goals of providing reliable service and reducing the cost of gas.

  The FERC approved a change in rate design for the Great Lakes Gas Transmission Limited Partnership ("Great Lakes") on which the Company holds transportation capacity. This change resulted in a retroactive surcharge by Great Lakes to the Company in the amount of approximately $7 million. Under the terms of the 1995 Gas Settlement, the Company may recover approximately one-half of the surcharge in rates charged to customers; but the remainder may not be passed through. The Company is vigorously contesting the Great Lakes assessment before the FERC. On April 25, 1996, the FERC upheld this determination that the charge to the Company is proper. The Company has filed a petition for review with the U.S. Court of Appeals and will also pursue options available at the FERC. The ultimate outcome of the Company's appeal to the FERC and any judicial review that may be sought following the FERC decision cannot be predicted.

  The financial impact of the 1995 Gas Settlement on the Company's business in 1996 and subsequent years will be largely determined by the degree of success achieved by the Company in remarketing its excess gas capacity and in controlling its local gas distribution costs.

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

  The NRC sought public comment through late June on a number of questions, including the likely timetable for utility restructuring and deregulation and to what degree costs will be recoverable if a large baseload plant is deemed to be non-competitive because of high construction costs and what funding sources will be used to shut down a plant prematurely and safely. These comments were due in late June after receipt of which the NRC will finalize its proposal. See the Company's 1995 Form 10-K, Item 8, Note 10 to the Financial Statements regarding the Company's plan for the eventual decommissioning of the Ginna Nuclear Plant and its 14% share of Nine Mile Two.

REGULATORY AND STRANDABLE ASSETS

  The Company has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by Statement of Financial Accounting Standards No. 71 (SFAS-71).
These deferred costs are shown as Regulatory Assets on the Company's Balance Sheet. Such cost deferral is appropriate under traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. In a purely competitive pricing environment, such costs might not have been incurred and could not have been deferred. Accordingly, if the Company's rate setting were to be changed from a cost-of-service approach, and it were no longer allowed to defer these costs under SFAS-71, these assets would be adjusted for any impairment to recovery (see discussion under Financial Accounting Standards No. 121). In certain cases, the entire amount could be written off.

 Below is a summarization of the Regulatory Assets as of June 30, 1996.


                                                       Millions
                                                      of Dollars
                                                      ----------

       Income Taxes                                       $184.6
       Uranium Enrichment Decommissioning Deferral          18.2
       Deferred Ice Storm Charges                           15.3
       FERC 636 Transition Costs                            36.7
       Demand Side Management Costs Deferred                 9.6
       Other, net                                           29.2
                                                          ------

       Total - Regulatory Assets                          $293.6
                                                          ======

          See the Company's Form 10-K for the fiscal year ended December 31, 1995, Item 8, Note 10 of the Notes to Financial Statements, "Regulatory and Strandable Assets" for a description of the Regulatory Assets shown above.

          In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts (e.g., the Kamine/Besicorp Allegany L.P. contract), or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at June 30, 1996 cannot be determined at this time, but could be significant.

CIVIL INVESTIGATIVE DEMAND

          The United States Department of Justice, Antitrust Division ("Division"), has issued a Civil Investigative Demand calling for the production of documents and answers to interrogatories concerning the electric industry and competition. The Company believes that the Division is interested in the transition of the electric industry from a regulated monopoly to competition in order to ensure that electric utilities do not use their existing lawful market position to gain an unfair competitive advantage if and when wholesale and retail competition are a reality. The primary preliminary focus of the Division appears to be on the flexible rate, long-term contracts entered between the Company and a number of its large customers under the tariff approved by the PSC, notwithstanding extensive PSC review and its express determination that the Company may enter into such contracts. The Company has urged the Division to address its concerns to the PSC in the Competitive Opportunities Proceeding since the PSC intends to specifically manage the transition to competition.

SPENT NUCLEAR FUEL LITIGATION

          In a July 1996 decision, the United States Court of Appeals for the District of Columbia Circuit upheld the position, advanced by the Company and other owners of nuclear power plants, that the U.S. Department of Energy (DOE) is obligated to dispose of the utilities' spent nuclear fuel (SNF) not later than January 31, 1998. In the utilities' lawsuit, DOE had contended in effect that it could defer the disposal until the availability of a suitable SNF repository. The Court rejected this DOE reading of the Nuclear Waste Policy Act, but stopped short of providing the utilities a remedy since DOE has not yet defaulted on its obligations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company.

EARNINGS SUMMARY

      Earnings per common share for the current and prior year three month and six month periods ended June 30, are as follows:


                                                     1996   1995
                                                     ----   ----
             Three months                            $ .25  $ .34
             Six months                              $1.30  $1.09

       Lower second quarter earnings were due to the planned expenses associated with the 70-day outage for the Ginna Nuclear Power Plant steam generator replacements and an increase in the reserve for doubtful accounts. The Ginna Plant scheduled outage in 1995 was 39 days. The Company completed the steam generator replacement on schedule and within budget while maintaining its high safety standards. In addition, the Ginna Plant generation is higher than was expected at the completion of the steam generator project.

       Earnings were higher for the six month period due to increased electric and gas sales. The Company continues to realize savings associated with the early redemption and maturity of long-term debt through lower interest charges. In addition, the Company continues its efforts to control ongoing capital as well as operation and maintenance expenses.

       Future earnings will be affected, in part, by the Company's ability to control certain costs and its ability to remarket excess gas capacity as set under the terms of the 1995 Gas Settlement, which is discussed in Note 2.

COMPETITION

       PSC Competitive Opportunities Case. Reference is made to the Company's Form 10-K for the fiscal year ended December 31, 1995, Item 7 under the heading "Competition" for a discussion of the Competitive Opportunities case recently decided by the PSC.

       Effective May 20, 1996 the PSC issued an Opinion and Order setting forth its plan to adopt a more competitive electric industry in New York State. Major components of the plan are described below:

       1. Competition in the generation and energy services sectors of the electric industry will be pursued.

       2. The PSC stated that it expects wholesale competition to begin in early 1997 and retail competition to begin in early 1998.

       3. Filings should be made with the PSC (and thereafter with FERC with respect to proposals in (a) below) by each of the major New York electric utilities by October 1, 1996 (except for Niagara Mohawk Power Corporation and Long Island Lighting Company who are dealing with some or all of these matters in other proceedings or forums) describing proposals:

                (a) to distinguish and classify transmission and distribution facilities; together with a transmission pricing proposal consistent with moving toward retail access; and

                (b) at a minimum, setting forth the utility's proposed
                    corporate structure, retail access proposals, long-term rate plans, proposals to implement PSC-mandated public forums, potential market power problems, and proposals to mitigate such problems and proposals for delivery of energy services.

       The PSC order also states that all seven of the major New York electric utilities by October 1, 1996 should file with the PSC and thereafter with FERC, a proposal setting forth the details of the ownership, governance, practices and procedures of an Independent System Operator and a Market Exchange that will establish open spot market prices for electric energy.

       The Order also provides for further examination of a proposal of the Power Authority of the State of New York that it purchase all transmission facilities and become the Independent System Operator.

       Regarding strandable costs, the Order provides that utilities should have a reasonable opportunity to seek recovery of such costs consistent with the goals of lowering rates, fostering economic development, increasing customer choices and maintaining reliable service. Strandable costs would be recovered by a non-bypassable distribution charge imposed by the transmission and distribution company. The order takes the position that recovery of a utility's full stranded investment is not required by law. The Order provides that utilities must take steps to mitigate strandable costs, the actual recoverable amount of which and the timing of recovery will be determined individually for each utility as part of rate plans to be filed on October 1, 1996.

       Regarding corporate structure, the Order encourages total divestiture of generation facilities in order to prevent market power. However, the Order does not require divestiture "immediately" of generation facilities, stating that incentive for divestiture should be worked out individually for each company in conjunction with its required October 1, 1996 filing.

       Regarding the obligation to serve customers, the Order directs that transmission and distribution companies will remain obligated to serve all customers "at least in the short-term".

       Regarding PSC-mandated environmental and public policy programs, the Order provides that the costs of such programs that would not otherwise be recovered in a competitive market will be recovered by a non-bypassable system benefits charge to be considered in the context of individual utility filings.

       The Company is reviewing the Order and considering all options for responding to the Order including potential litigation challenging the Order in whole or in part. Implementation of the Order may require certain charges but the Company is unable to predict what, if any, charges would be imposed or the amount or implications of the charges. The Company can make no prediction as to what effect the Order may have on it or whether the Order may be challenged by one or more parties.

       FERC Open Transmission Tariffs.    In April 1996 FERC issued new rules to
facilitate the development of competitive wholesale markets by requiring electric utilities to offer "open-access" transmission service on a non-discriminatory basis in tariffs to be filed by July 9, 1996. The rule defines the non-discriminatory terms and conditions under which unregulated generators, neighboring utilities, and other suppliers could gain access to a utility's transmission grid to deliver power to wholesale customers. A supplementary release by FERC states the principle that utilities are entitled to full recovery of "legitimate, prudent and verifiable" strandable costs at the state and federal level. This supplementary release concludes that FERC should be the principal forum for addressing wholesale strandable costs, while suggesting state regulatory authorities should address the recovery of strandable costs which may result from retail competition.

       The Company individually filed the required transmission service tariff on July 9, 1996. The Company is also continuing to participate in collateral filings requesting clarification of FERC requirements and providing additional tariffs for power pools similar to the New York Power Pool (NYPP). A joint NYPP "open access" tariff is required by December, 1996. FERC has indicated that it endorses the concept of an Independent System Operator to operate NYPP facilities. The PSC has stated that the NYPP filing be made available to the PSC on October 1, 1996 in the Competitive Opportunities Case discussed above.

       The NYPP is actively evaluating the requirements for implementing wholesale competition within the framework of the FERC proposals. Significant changes to NYPP pricing procedures are expected, but their projected effects on the Company's operations and financial performance are not substantial assuming continued vertical integration of the utility industry in New York State. At the present time, the Company cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations or the financial condition of the Company. The near term impacts of the FERC tariff filed on July 9, 1996 are not expected to be significant since they apply to new wholesale customers. Existing wholesale transmission services now provided to existing municipal customers will continue to be provided under existing service agreements.

       PSC Gas Restructuring Case. On March 28, 1996 the PSC approved utility restructuring plans designed to open up the local natural gas market to competition and thereby allow residential, small business and commercial/industrial users the same ability to purchase their gas supplies from a variety of sources, other than the local utility, that larger industrial customers already have. The key element in the utility restructuring plans that makes it possible for customers to "shop around" for sources of natural gas is aggregation - the ability of customers to join together to make purchases.
- -----------
Aggregation is important to smaller customers, such as residential and small business customers who individually might not have the same degree of access to new sources of natural gas as larger customers because of their lower usage.

       On April 26, 1996 the Company filed, subject to PSC approval, updated tariffs pursuant to the March 28 Order. This new service will be available to customers on November 1, 1996. The Order does allow a phase in of the new service in the first few years in order to ease possible implementation problems.

RATES AND REGULATORY MATTERS

       1996 Rate Settlement. On June 19, 1996 the PSC approved a Settlement Agreement (1996 Settlement) among the Company, PSC Staff and several other parties, resolving most issues in the rate proceedings for a three-year period, commencing July 1, 1996 and concluding June 30, 1999. Under the 1996 Settlement base electric rates (that is, rates excluding the Fuel Cost Adjustment (FCA)) for the first year (commencing July 1, 1996) are decreased to a level that reduces revenues in an amount equal to 1.0 percent ($7.1 million) of the revenues that would have been produced under the rates previously in effect. In each of the second and third years base rates will be decreased by an additional amount equal to 0.5 percent ($3.5 million) of the revenues that were produced by the rates in effect in the immediately preceding year. In addition to these base rate reductions, the 1996 Settlement reduces and holds constant fuel cost recoveries for the three-year period. The freezing of costs, combined with the foregoing base rate decreases, is expected to produce effective overall decreases of 3.5% for residential customers and 5.0% to 6.0% for non-residential customers over the three year period. The PSC failed to approve certain provisions of the 1996 Settlement related to Kamine (which would have permitted immediate flow through of increases in Kamine costs, subject to subsequent PSC review) and gas cost adjustment (which are not affected by the 1995 Gas Settlement). The actual details and implications of these exclusions cannot be known until the PSC issues its full order, which the Commission has indicated it will do. These two items will be addressed with the PSC as developments occur.

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

       Through changes to revenue allocation and rate design, the 1996 Settlement makes rates for large industrial customers more attractive than those formerly in place. The 1996 Settlement also increases the Company's flexibility in offering individually negotiated rate discounts to such customers to induce them to remain in the service territory and to expand their facilities. During the term of the 1996 Settlement, the Company will absorb, as it has done since the inception of these rates, the difference between the discounted rates paid under these individual contracts and the rates that would otherwise apply.

       The 1996 Settlement is expressly made subject to any modification that may be required by a PSC decision in the Competitive Opportunities Proceeding (discussed above). The costs of compliance with that decision are to be treated as a Generic Mandate for purposes of the 1996 Settlement.

       1995 Gas Settlement. Under provisions of the 1995 Gas Settlement, the Company faces an economic risk of remarketing $74.2 million of excess gas transportation and storage capacity through October 1998. The financial impact of the 1995 Gas Settlement on the Company's business in 1996 and subsequent years will be largely determined by the degree of success achieved by the Company in remarketing its excess gas capacity and in controlling its local gas distribution costs. It now appears likely that the Company will successfully meet settlement targets for capacity remarketing for the twelve months ending October 31, 1996, thereby avoiding negative financial impacts for that period. For further information with respect to the 1995 Gas Settlement see Note 2 of the Notes to Financial Statements and the Company's 1995 Form 10-K Item 8, Note 10 of the Notes to Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES

       During the first six months of 1996 cash flow primarily from operations (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the redemption of long-term debt. At June 30, 1996 the Company had cash and cash equivalents of $36.4 million. Capital requirements during 1996 are anticipated to be satisfied primarily from the combination of internally generated funds and temporary cash investments.

       PROJECTED CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for electric generation, including the 1996 replacement of its Ginna steam generators, transmission and distribution facilities, and gas mains and services as well as the repayment of existing debt. The Company has no current plans to install additional baseload generation.

       Total 1996 capital requirements are currently estimated at $168 million, of which $150 million is for construction, including replacement of the steam generators at the Ginna Nuclear Plant and $18 million is for securities maturities, which were paid on May 1, 1996. Approximately $74 million had been expended for construction as of June 30, 1996, reflecting primarily expenditures for steam generator replacement and nuclear fuel, upgrading electric generating, transmission and distribution facilities and gas mains.

       Ginna Steam Generator Replacement. Preparation for replacement of the two steam generators at the Ginna Nuclear Plant began in 1993 and continued until the outage which began April 1, 1996. The replacement outage is now complete, having ended on June 10, 1996 for a total duration of 70 days. The new steam generators will allow the plant to recapture output capacity that had been lost due to the declining performance of the former generators. Cost of the replacement is estimated to be approximately $112 million, about $40 million for the steam generators, about $50 million for the installation and the remainder for Company engineering, radiation protection, plant support, other services and finance charges. In the first half of 1996, the Company spent $39 million
on this project and expects to spend a total of $50 million this year.   The PSC
order approving this project provides that certain costs over $115 million, and savings under that amount, will be shared between the Company and its customers but the Company does not expect to exceed that amount.

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

       Sale of Interest in Empire State Pipeline. In April, 1996 the Company's wholly owned subsidiary, Energyline Corporation, agreed to sell its 20% ownership interest in the Empire State Pipeline to the other co-tenants, subsidiaries of The Coastal Corporation and Westcoast Energy Inc. and accordingly was released of its obligations, including the $29.6 million note payable previously shown under Current Liabilities on the Balance Sheet. The sale is subject to PSC approval and a decision is expected in the third quarter. The Company will remain a customer of Empire, which commenced operation in November 1993. The sale of Empire is not expected to have a material impact on the Company's financial condition.

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

       REDEMPTION OF SECURITIES. On March 7, 1996, the Company redeemed $49 million principal amount of its First Mortgage 8 3/8% Bonds, Series CC at 103.18% plus accrued interest from September 15, 1995. On May 1, 1996, the Company redeemed $332 thousand of its First Mortgage 8% Bonds, Series Y at the special redemption price of 100.17% plus accrued interest from February 15, 1996 under sinking and improvement fund provisions of it's General Mortgage. On May 1, 1996, the Company also redeemed at maturity $18 million principal amount of its First Mortgage 5.30% Bonds, Series V.

       FINANCING. (See Form 10-K for the fiscal year ended December 31, 1995,
Item 8. Note 9. Short-Term Debt, regarding the Company's short-term borrowing arrangements.)

       During the first six months of 1996, the Company issued 398,301 shares of Common Stock through its Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan) and the RG&E Savings Plus Plan (Savings Plus Plan) providing approximately $8.6 million to help finance its capital expenditures program.
The new shares were issued at a market price above the book value per share at the time of issuance. At June 30, 1996 the Company had Common Stock available for issuance of 1,026,840 shares under the ADR Plan and 129,664 shares under the Savings Plus Plan. In July, the Company began providing for ADR Plan and Savings Plus Plan requirements through the purchase of shares on the open market.

       CAPITAL STRUCTURE. The Company's retained earnings at June 30, 1996 were $85.9 million, an increase of approximately $15.6 million compared with December 31, 1995. The amount of long term debt (including due within one year) decreased $67 million at June 30, 1996 as compared with December 31, 1995 due to the redemption of First Mortgage Bonds discussed above. Common equity increased approximately $24.2 million, reflecting an increase in retained earnings and the issuance and sale of Common Stock as discussed under "Financing".
Capitalization at June 30, 1996 was comprised of 47.4 percent common equity, 7.4 percent preferred equity and 45.2 percent long-term debt. As financial market conditions warrant, the Company may, from time to time, issue securities to permit early redemption of higher-cost senior securities. The Company is reviewing its financing strategies as they relate to debt and equity structures in the context of the new competitive environment and the ability of the Company to shift from a fully regulated to a more competitive organization.


RESULTS OF OPERATIONS

          The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and six-month periods ended June 30, 1996 to the three-month and six-month periods ended June 30, 1995.

           A summary of changes in Electric and Gas Department revenues and expenses is shown below:



                                                                              (Millions of Dollars)

                                                                         Three Months          Six Months
                                                                         Ended June 30        Ended June 30
                                                                         -------------        --------------

1995 Earnings                                                                $13.0                 $41.6

Increase (decrease) in earnings:

Electric margin (revenue less fuel)                                           (4.4)                  3.2
 - Includes effect of 7/1/95 rate increase
 - Consumption changes including weather
 - Changes in sales to other electric utilities


Gas margin (revenue less fuel)                                                10.8                  20.6
 -  Consumption changes including weather
 -  Expense reductions

Maintenance associated with 70 day outage                                     (1.7)                 (1.7)

Reserve for doubtful accounts                                                 (4.2)                 (5.4)

Payroll changes                                                               (2.6)                 (5.7)
 -  Increased amortization of early retirement
 -  Addition of ongoing outplacement program
 -  Improved employee performance

Miscellaneous non-fuel O&M                                                   (1.0)                  (0.3)

Depreciation and amortization                                                (1.3)                  (2.4)

Net federal income tax effects                                               (0.3)                  (4.9)

Local and state tax effects                                                  (1.3)                   0.5

Other income and deductions effects                                           1.0                    4.4

Interest Savings                                                              1.9                    0.6
 -  Redeemed 8 3/8% series CC bonds 3/7/96
 -  Matured 5.3% series V bonds 5/1/96
                                                                            -----                  -----
1996 Earnings                                                               $ 9.9                  $50.5


          OPERATING REVENUES AND SALES. Total Company revenues for the first six months of 1996 were $44.2 million or 9% above the first six months of 1995. The higher revenues resulted from the impact of an extended period of cold weather on electric and gas sales this year, compared to the revenue effect of unusually warm weather in the first quarter of 1995, as well as higher revenue stemming from purchased gas costs, deferred fuel costs and electric rates.

          Total Company revenues for the second quarter were $16.0 million or 7% above the second quarter last year. Gas sold and transported increased 9%, reflecting increases in all customer classes including gas transportation customers.

          FUEL EXPENSES. Total fuel expenses increased in both comparison periods reflecting mainly higher gas purchased for resale expense in 1996 driven by higher volumes of purchased gas resulting from colder than normal weather as well as higher commodity costs.

          OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES. The increases in operations excluding fuel expenses and maintenance expenses in both comparison periods reflect mainly the timing for recording lump sum payroll performance incentives, employee redeployment/outplacement costs and additional early retirement costs, an increase in the reserve for doubtful accounts and higher maintenance expenses in the second quarter of 1996 due to the length and timing of the Ginna Plant refueling and maintenance shutdown which did not begin until April 1996 but started in March a year ago.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased due mainly to an increase in depreciable plant.

          TAXES. The decrease in local, state and other taxes in the first half of 1996 reflects mainly lower property taxes due to decreases in assessments. The increase in local, state and other taxes for the second quarter comparison period reflects mainly higher payroll and revenue taxes.

          The increases in federal income tax in both comparison periods reflect mainly increases in the federal income tax reserve.

      OTHER STATEMENT OF INCOME ITEMS. The decreases in allowance for funds used during construction (AFUDC) in both comparison periods reflect mainly a decrease in the amount of utility plant under construction in the second quarter of 1996 reflecting the return to service of the Ginna nuclear plant following steam generator replacement. Other Income and Deductions, Other-net increased mainly due to lower depreciation expense for the Company's share of the Empire State Pipeline which was sold in April, 1996 as discussed in the Liquidity and Capital Resources section. Interest charges decreased reflecting lower amounts of long term debt outstanding (see "Redemption of Securities").


          COMMON STOCK DIVIDEND. On June 18, 1996, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on July 25, 1996 to shareholders of record on July 2, 1996. The Company believes that future dividend payments will need to be evaluated in the context of maintaining the financial strength necessary to operate in a more competitive and uncertain business environment. This will require consideration, among other things, of a dividend payout ratio that is lower over time, reevaluating assets and managing greater fluctuation in revenues. While the Company does not presently expect the impact of these factors to affect the Company's ability to pay dividends at the current rate, future dividends may be affected.

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


                           ROCHESTER GAS AND ELECTRIC CORPORATION
                           --------------------------------------
                                         (Registrant)



Date: August 12, 1996     By               J.B. STOKES
                             -----------------------------------------
                                           J. Burt Stokes
                             Senior Vice President, Corporate Services
                              and Chief Financial Officer
                              (Duly Authorized Officer)



Date: August 12, 1996     By             DANIEL J. BAIER
                             -----------------------------------------
                                         Daniel J. Baier
                                           Controller
                              (Principal Accounting Officer)