Form 10-Q
period 1996-09-30
ROCHESTER GAS & ELECTRIC CORP
filed 1996-11-12
CIK 84557

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September  30, 1996
                                    ------------------------------------------
                                                        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     -----------------      -------------------

      Commission file number                    1-672
                            ----------------------------------------------------


                        Rochester Gas and Electric Corporation
      -------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


            New York                                            16-0612110
      -------------------------------------------------------------------------
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      identification No.)


          89 East Avenue, Rochester, NY                           14649
      -------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code   (716) 546-2700
                                                        -----------------------
                      N/A
      -------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

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

      Common Stock, $5 par value, at October 31, 1996: 38,851,464

                                     INDEX



                                                                        Page No.

PART I - FINANCIAL INFORMATION

 Consolidated Balance Sheet - September 30, 1996 and
    December 31, 1995...................................................  1 - 2


 Consolidated Statement of Income - Three Months and Nine Months
   Ended September 30, 1996 and 1995....................................  3 - 4


 Consolidated Statement of Cash Flows - Nine Months
    Ended September 30, 1996 and 1995....................................     5


 Notes to Financial Statements..........................................  6 - 9


 Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................................  9 -18


PART II - OTHER INFORMATION


 Legal Proceedings......................................................     18


 Exhibits and Reports on Form 8-K.......................................     19


 Signatures.............................................................     19

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                          September 30,          December 31,
 Assets                                                                        1996                  1995
----------------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                     $2,374,657           $2,342,981
Gas                                                                             384,261              382,071
Common                                                                          138,320              135,526
Nuclear fuel                                                                    224,713              207,525
                                                                             ----------            ---------
                                                                             3,121 ,951            3,068,103
Less: Accumulated depreciation                                                1,372,940            1,345,552
      Nuclear fuel amortization                                                 182,922              173,326
                                                                             ----------            ---------
                                                                              1,566,089            1,549,225
Construction work in progress                                                   106,721              121,725
                                                                             ----------            ---------
  Net Utility Plant                                                           1,672,810            1,670,950
                                                                             ----------            ---------
Current Assets
Cash and cash equivalents                                                        30,855               44,121
Accounts receivable, net of allowance  for
 doubtful accounts: 1996 - $16,400, 1995 - $11,950                              105,257              121,123
Unbilled revenue receivable                                                      40,476               64,169
Materials and supplies, at average cost:
 Gas stored underground                                                          22,677               20,326
 Construction and other supplies                                                 10,083               10,223
 Fossil fuel                                                                      6,334                8,101
Prepayments                                                                      31,069               24,533
                                                                             ----------            ---------
    Total Current Assets                                                        246,751              292,596
                                                                             ----------            ---------
Investment in Empire                                                                 --               38,879
Deferred Debits
Nuclear generating plant decommissioning fund                                    83,027               71,540
Nine Mile Two deferred costs                                                     31,623               32,411
Deferred finance charges - Nine Mile Two                                             --               19,242
Unamortized debt expense                                                         15,198               16,712
Other deferred debits                                                            26,224               21,857
Regulatory assets:
 Income taxes                                                                   182,566              188,599
 FERC 636 transition costs                                                       34,773               40,965
 Uranium enrichment decommissioning deferral                                     18,184               18,707
 Deferred ice storm charges                                                      14,638               16,553
 Demand side management costs                                                     8,422               14,759
 Other regulatory assets                                                         28,768               31,623
                                                                             ----------            ---------
     Total Regulatory assets                                                    287,351              311,206
                                                                             ----------            ---------
     Total Deferred Debits                                                      443,423              472,968
                                                                             ----------            ---------
       Total Assets                                                          $2,362,984           $2,475,393
---------------------------------------------------------                    ----------            ---------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                          September 30,          December 31,
Capitalization and Liabilities                                               1996                  1995
----------------------------------------------------------------------------------------------------------------
Capitalization
 Long term debt - mortgage bonds                                         $  555,040               $  624,332
                - promissory notes                                           91,900                   91,900
 Preferred stock redeemable at option of Company                             67,000                   67,000
 Preferred stock subject to mandatory redemption                             45,000                   55,000

Common shareholders' equity:
 Common stock
  Authorized 50,000,000 shares;  38,851,464
  shares outstanding at September 30, 1996
  and 38,453,163 shares outstanding at
  December 31, 1995.                                                        696,086                  687,518
 Retained earnings                                                           87,662                   70,330
                                                                         ----------               ----------
   Total common shareholders' equity                                        783,748                  757,848
                                                                         ----------               ----------
   Total Capitalization                                                   1,542,688                1,596,080
                                                                         ----------               ----------
Long Term Liabilities (Department of Energy)
 Nuclear waste disposal                                                      78,054                   75,077
  Uranium enrichment decommissioning                                         17,888                   15,810
                                                                         ----------               ----------
   Total Long Term Liabilities                                               95,942                   90,887
                                                                         ----------               ----------
Current Liabilities
 Long term debt due within one year                                          20,000                   18,000
 Preferred stock redeemable within one year                                  10,000                       --
 Notes Payable - Empire                                                          --                   29,600
 Accounts payable                                                            56,909                   52,578
 Dividends payable                                                           19,349                   19,170
 Taxes accrued                                                                  410                   18,638
 Interest accrued                                                            14,626                   12,844
 Other                                                                       28,403                   31,508
                                                                         ----------               ----------
   Total Current Liabilities                                                149,697                  182,338
                                                                         ----------               ----------
Deferred Credits and Other Liabilities
 Accumulated deferred income taxes                                          377,566                  377,652
 Pension costs accrued                                                       71,775                   71,580
 Deferred finance charges - Nine Mile Two                                        --                   19,242
 Other                                                                      125,316                  137,614
                                                                         ----------               ----------
   Total Deferred Credits and Other Liabilities                             574,657                  606,088
                                                                         ----------               ----------
Commitments and Other Matters (Note 2)                                           --                       --
                                                                         ----------               ----------
   Total Capitalization and Liabilities                                  $2,362,984               $2,475,393
---------------------------------------------------------                ----------               ----------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                            For the Three Months Ended
                                                                                   September 30
                                                                             1996                1995
----------------------------------------------------------------------------------------------------------------
Operating Revenues
 Electric                                                                     $190,507           $194,761
 Gas                                                                            42,481             41,976
                                                                              --------           --------
                                                                               232,988            236,737
 Electric sales to other utilities                                               1,855              8,408
                                                                              --------           --------
 Total Operating Revenues                                                      234,843            245,145
                                                                              --------           --------
Fuel Expenses
 Fuel for electric generation                                                    9,893             12,009
 Purchased electricity                                                           9,380             18,427
 Gas purchased for resale                                                       29,904             27,242
                                                                              --------           --------
  Total Fuel Expenses                                                           49,177             57,678
                                                                              --------           --------
Operating Revenue less Fuel Expenses                                           185,666            187,467
                                                                              --------           --------
Other Operating Expenses
 Operations excluding fuel expenses                                             65,114             61,333
 Maintenance                                                                    11,148             11,952
 Depreciation and amortization                                                  29,349             23,247
 Taxes - local, state and other                                                 29,603             30,672
 Federal income tax                                                             14,293             18,525
                                                                              --------           --------
  Total Other Operating Expenses                                               149,507            145,729
                                                                              --------           --------
Operating Income                                                                36,159             41,738
                                                                              --------           --------
Other Income and Deductions
 Allowance for other funds
  used during construction                                                          72                119
 Federal income tax                                                                552              1,633
 Other - net                                                                    (1,440)            (2,247)
                                                                              --------           --------
  Total Other Income and Deductions                                               (816)              (495)
                                                                              --------           --------
Interest Charges
 Long term debt                                                                 11,892             13,110
 Other - net                                                                     2,505              1,977
 Allowance for borrowed funds
  used during construction                                                        (116)              (778)
                                                                              --------           --------
   Total Interest Charges                                                       14,281             14,309
                                                                              --------           --------
 Net Income                                                                     21,062             26,934
                                                                              --------           --------
 Dividends on Preferred Stock                                                    1,866              1,866
                                                                              --------           --------
 Earnings Applicable to Common Stock                                           $19,196            $25,068
                                                                              --------           --------
 Weighted average number of shares
 outstanding in each period (000's)                                             38,851             38,212
 Earnings per Common Share                                                       $0.49              $0.65
 Cash Dividends Paid per Common Share                                            $0.45              $0.45

-----------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                 (Unaudited)

                                                                            For the Nine Months Ended
                                                                                   September 30
                                                                             1996                1995
----------------------------------------------------------------------------------------------------------------
Operating Revenues
 Electric                                                                    $524,143            $527,298
 Gas                                                                          242,676             201,267
                                                                             --------            --------
                                                                              766,819             728,565
 Electric sales to other utilities                                             12,797              17,140
                                                                             --------            --------
  Total Operating Revenues                                                    779,616             745,705
                                                                             --------            --------
Fuel Expenses
 Fuel for electric generation                                                  29,750              33,457
 Purchased electricity                                                         35,688              43,045
 Gas purchased for resale                                                     139,478             116,472
                                                                             --------            --------
  Total Fuel Expenses                                                         204,916             192,974
                                                                             --------            --------
Operating Revenue less Fuel Expenses                                          574,700             552,731
                                                                             --------            --------
Other Operating Expenses
 Operations excluding fuel expenses                                           195,008             178,515
 Maintenance                                                                   36,166              36,446
 Depreciation and amortization                                                 76,707              68,202
 Taxes - local, state and other                                                97,101              98,701
 Federal income tax                                                            53,578              53,118
                                                                             --------            --------
  Total Other Operating Expenses                                              458,560             434,982
                                                                             --------            --------
 Operating Income                                                             116,140             117,749
                                                                             --------            --------
 Other Income and Deductions
  Allowance for other funds
   used during construction                                                       600                 417
  Federal income tax                                                            1,556               2,817
  Other - net                                                                    (544)             (5,534)
                                                                             --------            --------
   Total Other Income and Deductions                                            1,612              (2,300)
                                                                             --------            --------
Interest Charges
 Long term debt                                                                36,733              39,346
 Other - net                                                                    7,025               6,041
 Allowance for borrowed funds
  used during construction                                                     (1,289)             (2,253)
                                                                             --------            --------
 Total Interest Charges                                                        42,469              43,134
                                                                             --------            --------
Net Income                                                                     75,283              72,315
                                                                             --------            --------
Dividends on Preferred Stock                                                    5,599               5,599
                                                                             --------            --------
Earnings Applicable to Common Stock                                           $69,684             $66,716
                                                                             --------            --------
Weighted average number of shares
 outstanding in each period (000's)                                            38,735              38,015
Earnings per Common Share                                                       $1.79               $1.75
Cash Dividends Paid per Common Share                                            $1.35               $1.35

-----------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
 ---------------------------------------------------------------------------------------------------------
                                                                               1996              1995*
                                                                             -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                    $ 75,283          $ 72,315
Adjustments to reconcile net income to net cash flow
 from operating activities:
Depreciation and amortization                                                   76,707            68,202
Amortization of nuclear fuel                                                    11,763            12,431
Deferred fuel costs - electric                                                   1,270            (5,572)
Deferred fuel costs - gas                                                       (4,622)            6,005
Deferred income taxes                                                            5,948             4,995
Allowance for funds used during construction                                    (1,890)           (2,670)
Unbilled revenue, net                                                           23,693            12,199
Deferred ice storm costs                                                         1,916             1,918
Nuclear generating plant decommissioning fund                                   (6,652)           (8,308)
Pension costs accrued                                                             (869)            7,571
Post employment benefit internal reserve                                         4,485             3,981
Research and development amortization                                            2,049             2,225
Rate settlement amortizations                                                    2,265             6,760
Changes in certain current assets and liabilities:
 Accounts receivable                                                            15,865            (1,022)
 Materials and supplies - gas stored underground                                (2,351)              995
                        - other, net                                             1,908             2,081
 Taxes accrued                                                                 (18,229)               60
 Accounts payable                                                                4,330            16,885
 Interest accrued                                                                1,782             3,001
 Other current assets and liabilities, net                                     (12,803)           (3,047)
Other, net                                                                       4,664             1,379
                                                                            ----------        ----------
   Net cash flow from operating activities                                   $ 186,512         $ 202,384
                                                                            ----------        ----------
CASH FLOW FROM INVESTING ACTIVITIES
Utility Plant
Plant additions                                                              $ (81,133)        $ (73,145)
Nuclear fuel additions                                                         (16,377)          (12,278)
Less: Allowance for funds used during construction                               1,890             2,670
                                                                            ----------        ----------
Additions to Utility Plant                                                     (95,620)          (82,753)
Investment in Empire, net                                                        9,279              (320)
Other, net                                                                         (63)              (21)
                                                                            ----------        ----------
 Net cash used in investing activities                                      $  (86,404)       $  (83,094)
                                                                            ----------        ----------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/issuance of common stock                                               $    8,612        $   12,941
Short term borrowings                                                               --           (51,600)
Retirement of long term debt                                                   (67,332)               --
Dividends paid on preferred stock                                               (5,599)           (5,599)
Dividends paid on common stock                                                 (52,173)          (51,122)
Other, net                                                                       3,118              (604)
                                                                            ----------        ----------
 Net cash used in financing activities                                      $ (113,374)       $  (95,984)
                                                                            ----------        ----------
 Net(decrease)increase in cash and cash equivalents                         $  (13,266)       $   23,306
                                                                            ----------        ----------
 Cash and cash equivalents at beginning  of period                          $   44,121        $    2,810
                                                                            ----------        ----------
 Cash and cash equivalents at end of period                                 $   30,855        $   26,116
                                                                            ----------        ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                Nine Months Ended
                                                                                   September 30,
--------------------------------------------------------------------------------------------------------
(Thousands of Dollars)                                                         1996              1995*
                                                                            ----------        ----------
Cash Paid During the Period
Interest paid (net of capitalized amount)                                   $   37,573        $ 38,822
                                                                            ----------        --------
Income taxes paid                                                           $   55,638        $ 40,000
                                                                            ----------        --------

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

   In November 1995 Kamine, the only independent power producer which has a power purchase agreement (Agreement) with the Company based on mandated pricing provisions consistent with the "six-cent" law, filed in Newark, New Jersey for protection under the Bankruptcy laws and filed a complaint in an adversary proceeding seeking, among other things, specific performance of the Agreement. Kamine filed a motion to compel the Company to pay what would be due under Kamine's view of the terms of the Agreement during the pendency of the Adversary Proceeding. After hearing, the Bankruptcy Court denied that motion. The Court also denied various motions made by the Company to change the venue of the proceedings to New York State and to lift the automatic stay of the pending New York State action. On appeal the Bankruptcy Court was reversed and the case sent back to the Bankruptcy Court to decide where the contract issues in the Adversary Proceeding should be adjudicated. Numerous other procedural motions have been presented in the Bankruptcy Court. While these procedural issues are pending, the Company would pay approximately two cents per kilowatt hour when the plant operates and it is not operating at the present time.

   The existence of mandated, high-priced independent power purchase agreements is a significant problem throughout the State of New York and there are various efforts by investor owned utilities and State officials to resolve the problem. The Company is litigating the Kamine matter vigorously while it continues to work to resolve this particular dispute in a fashion that is fair and equitable to all parties. However, it will continue to take aggressive action on behalf of customers and the Company to assure that their interests are respected in any resolution. The Company is unable to predict the ultimate outcome of these legal proceedings. For further information with respect to the Kamine contract and related litigation, see the Company's 1995 Form 10-K, Item 8, Note 10 of the Notes to Financial Statements.

1995 GAS SETTLEMENT

  Under provisions of the 1995 Gas Settlement with the Staff of the PSC and other parties, the Company faces an economic risk of remarketing $74.2 million of excess gas transportation and storage capacity through October 1998. The Company entered into a marketing agreement with CNG Transmission Corporation
(CNG) that resulted in the release of approximately $29 million of this capacity through the period. CNG is assisting the Company in obtaining permanent replacement customers for transportation capacity the Company does not require. The Company also implemented transportation and storage capacity reductions on the Empire State Pipeline and upstream pipelines which represent approximately $21 million of release through the period. To help manage the balance of the excess capacity costs at risk, the Company has retained MidCon Gas Services Corp. which is working with the Company to identify and implement opportunities for temporary and permanent release of surplus pipeline capacity and to advise in the management of the Company's gas supply, transportation and storage assets consistent with the goals of providing reliable service and reducing the cost of gas.

  The FERC approved a change in rate design for the Great Lakes Gas Transmission Limited Partnership (Great Lakes) on which the Company holds transportation capacity. This change resulted in a retroactive surcharge by Great Lakes to the Company in the amount of approximately $8 million, including interest. Under the terms of the 1995 Gas Settlement, the Company may recover approximately one-half of the surcharge in rates charged to customers; but the remainder may not be passed through and has been previously reserved. The Company, which paid the Great Lakes assessment under protest, vigorously contested it before the FERC, but on April 25, 1996, the FERC upheld this determination that the charge to the Company is proper. The Company has filed a petition for review with the U.S. Court of Appeals and will also pursue options available at the FERC. The ultimate outcome of judicial review and those regulatory options cannot be predicted.

  In an order issued March 28, 1996 in the PSC's Proceeding on Restructuring the Emerging Competitive Natural Gas Market, which was confirmed in a September 13, 1996 Order resolving various petitions for rehearing, the PSC established a three-year period (ending March 28, 1999) during which the State's gas utilities would be permitted to require customers converting from sales service to take associated pipeline capacity for which the utilities had originally contracted. Prior to the beginning of the third year, the utilities would be required to demonstrate their efforts to dispose of "excess" capacity. Pursuant to the PSC's Orders, the cost of capacity defined as "excess" that the Company still holds after March 28, 1999 may not be fully recoverable in rates. Accordingly, the Company's ability to avoid absorbing this cost will depend on the success of remarketing efforts, as described above, and, if such efforts do not result in eliminating all "excess" capacity, on a satisfactory explanation as to why all such capacity could not be remarketed.

DECOMMISSIONING TRUST

  The Nuclear Regulatory Commission (NRC) is currently considering proposals which may impact financial funding requirements for decommissioning of nuclear power plants. Under current NRC regulations electric utilities provide for decommissioning funds annually over the estimated life of a plant. If state regulatory authorities were to adopt a program to remove electric generation (including nuclear plants) from cost-based rate regulation, an action which the New York PSC is currently considering, such plants would be required to compete in a competitive electric market and would have no assured source of revenue from energy sales. Under current regulations, the NRC can require the owners of nuclear plants lacking such assured revenue streams to provide assurance that the full estimated cost of decommissioning will ultimately be available through some guarantee mechanism.

  The NRC sought public comment through late June on a number of questions, including the likely timetable for utility restructuring and deregulation and to what degree costs will be recoverable if a large baseload plant is deemed to be non-competitive because of high construction costs and what funding sources will be used to shut down a plant prematurely and safely. It also issued an Administrative Letter in June underscoring the NRC's requirement that its approval be sought for changes of control that would amount to a license transfer. In September, the NRC published a draft policy statement covering several industry restructuring issues and announcing that it would address its intended procedures in this area in a forthcoming Standard Review Plan for financial qualifications and decommissioning funding reviews. Further NRC activity in this area is expected, possibly as early as the fourth quarter of 1996. See the Company's 1995 Form 10-K, Item 8, Note 10 to the Financial Statements regarding the Company's plan for the eventual decommissioning of the Ginna Nuclear Plant and its 14% share of Nine Mile Two.

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

 Below is a summarization of the Regulatory Assets as of September 30, 1996.


                                                          Millions
                                                         of Dollars
                                                         ----------

          Income Taxes                                       $182.6
          Uranium Enrichment Decommissioning Deferral          18.2
          Deferred Ice Storm Charges                           14.6
          FERC 636 Transition Costs                            34.8
          Demand Side Management Costs Deferred                 8.4
          Other, net                                           28.8
                                                             ------

          Total - Regulatory Assets                          $287.4
                                                             ======

          See the Company's Form 10-K for the fiscal year ended December 31, 1995, Item 8, Note 10 of the Notes to Financial Statements, "Regulatory and Strandable Assets" for a description of the Regulatory Assets shown above.

          In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts (e.g., the Kamine/Besicorp Allegany L.P. contract), or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at September 30, 1996 cannot be determined at this time, but could be significant.

CIVIL INVESTIGATIVE DEMAND

          The United States Department of Justice, Antitrust Division has issued a Civil Investigative Demand calling for depositions, for the production of documents and answers to interrogatories concerning the electric industry and competition. For a discussion of the investigative focus with respect to the Company see Note 2 of the Company's Form 10-Q for the quarter ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company. This assessment contains forward looking statements which are subject to various risks and uncertainties. The Company's actual results could differ from those anticipated in such forward looking statements as a result of numerous factors which may be beyond the Company's control. Shown below is a listing of the items discussed.


          Earnings Summary                                    Page  9

          Competition                                         Page 10
             PSC Competitive Opportunities Case
             Nuclear Operating Company
             FERC Open Transmission Tariffs
             PSC Gas Restructuring Case

          Rates and Regulatory Matters                        Page 14
             1996 Rate Settlement
             1995 Gas Settlement

          Liquidity and Capital Resources                     Page 15
             Projected Capital and Other Requirements
             Redemption of Securities
             Financing
             Capital Structure

          Results of Operations                               Page 16
             Revenues and Sales
             Operating and Other Expenses
             Dividend Policy

EARNINGS SUMMARY

          Earnings per common share for the current and prior year three month and nine month periods ended September 30, are as follows:


                                                     1996     1995
          Three months                              $ .49    $ .65
          Nine months                               $1.79    $1.75

       Lower third quarter earnings were due to the summer weather being 43% cooler than in 1995, resulting in electric sales to customers declining 2.3%.

       Earnings in 1996 were higher for the nine month period due to increased gas sales. The weather during the heating season over this period was 14% colder than in 1995. Partially offsetting the increase were higher allowances for doubtful accounts. For a summary of the earnings effect of changes in revenues and expenses see the table under Results of Operations.

COMPETITION

       PSC COMPETITIVE OPPORTUNITIES CASE. The following discussion relative to the PSC Competitve Opportunities Case is based on the position of the Company documented in its submission to the PSC filed on October 1, 1996. The PSC has invited the Company and other New York State utilities to participate in discussions with the PSC Staff with respect to their submissions. These discussions may result in changes in the ultimate outcome from the material that was submitted.

       PSC's May 1996 Order. The PSC's Opinion No. 96-12 issued May 20, 1996 in the Competitive Opportunities Proceeding purports to have required the electric utilities in New York to file, on or before October 1, 1996, plans and other information to implement competition at the wholesale level by 1997 and at the retail level by 1998. Specifically, the PSC sought filings by the individual utilities that would include: (a) a description of the utility's structure in both the short and long term and, where divesture of generation is not proposed, how resulting market power concerns would be addressed; (b) a schedule for the introduction of retail access to all customers and a set of unbundled tariffs consistent with retail access; (c)a rate plan covering the transitional period to a competitive market, including mechanisms to reduce rates and address strandable costs; (d) identification of public policy programs whose funding is not recoverable in a competitive market and mechanisms for recovery; (e) examination of "load pockets" (where within-system generation is required for reliability) and proposals to mitigate resulting market power; and (f) a plan for providing energy services, including addressing continued customer protections that are consistent with emerging competition. Opinion No. 96-12 also purports to require utility group responses to related issues regarding competition.

       Pending Litigation. In its May 20, 1996 Order, the PSC announced its "vision" for the future of the electric industry in New York State. Certain aspects of the restructuring envisioned by the PSC -- particularly the PSC's apparent determinations that it can deny a reasonable opportunity to recover prudent investments made on behalf of the public, order retail wheeling, require divestiture of generation assets and deregulate certain sectors of the energy market -- could, if implemented, have a negative impact on the operations of New York's investor-owned electric utilities, including the Company. The Company therefore joined in a lawsuit filed by the Energy Association of New York State and the State's other electric utilities against the PSC on September 18, 1996, in the New York Supreme Court for Albany County. The utilities have requested that the Court declare that the May 20 Order is unlawful or, in the alternative, that the Court clarify that the May 20 Order can be given no binding effect by the PSC. The litigation is ongoing and the Company is unable at this time to predict the likelihood of success or the impact of the litigation on the Company's operations.

       Company's October Filing. On October 1, 1996 the Company, without prejudice to its position in the pending Article 78 proceeding, submitted a response to Opinion No. 96-12. The Company's submission presents a possible restructuring proposal but asserts that certain issues, in addition to the litigation, need to be addressed satisfactorily before the Company can proceed. These prerequisites to restructuring include: assurance of the recovery of investment made to provide public service; a consistent Statewide treatment of nuclear plants that recognizes the need to treat them as must-run units and as subject to cost-based rate regulation; assurance of recovery of costs associated with the Kamine project; assurance of recovery of regulatory assets (i.e., generally current costs that have been deferred and/or spread over time to minimize current rate impact); collection of the cost of public policy programs through a Public Policy Charge; and provision of a fair opportunity for the Company to participate in the competitive market place.

       Subject to the Article 78 proceeding and the foregoing prerequisites, the Company would propose to move toward full competition at the retail level.
Under the Company's approach, in its ultimate form, the Company's participation in generation would change substantially as discussed below. A regulated distribution company (DISCO) would receive electricity purchased in the unregulated wholesale market by unregulated Load Serving Entities (LSEs), which may include an RG&E unregulated LSE, and deliver that electricity to the customers of the LSEs. Before arriving at this final stage, two transition phases would be required.

       Phase I - Functional Reorganization. First, the Company would create a wholesale entity (DISCO/GENCO) comprised of the transmission and distribution functions, together with existing generation and certain contracts (e.g., for electric power purchases from the New York Power Authority). At the same time, the Company would establish a regulated LSE which would handle all retail functions including customer service, metering, billing and energy purchasing. The DISCO/GENCO would provide electric transmission service to the regulated LSE under a federally regulated transmission tariff. It might also provide energy distribution service to the regulated LSE under a state regulated tariff. The Public Policy Charge would be collected through the LSE.

       Instead of identifying a specific value of stranded costs, the Company would recover through the LSE the difference between traditional revenue requirements and the revenues received from electric power sales which the Company is able to make into the wholesale market.

       Service provided by the regulated LSE to customers would be provided under a retail tariff that, at least initially, would generally be similar to the existing tariff.

       Phase II - Retail Access. The second phase, movement to retail access would begin with a pilot program, followed by full-scale implementation, if warranted, in manageable steps. A large-scale pilot program would commence as soon as (1) recovery of strandable costs, potential jurisdictional problems and other threshold matters are appropriately addressed and (2) an Independent System Operator (ISO) is functioning in a manner sufficient to enable multiple LSEs to operate on the system. A specific geographic area of the Company's service territory including customers of all types would be selected for the pilot program and participating customers would be permitted to choose an unregulated LSE which would provide retail services and take distribution service under the same tariff as the regulated LSE. The Company's own unregulated LSE, which would take distribution service under the same tariff as unaffiliated LSEs, would also compete in the market under the pilot program. The pilot program would continue for a period of two years.

       Full-scale retail access would begin as soon as the pilot phase is complete (i.e., approximately two years after the pilot program begins) -- assuming that no insurmountable legal or practical obstacles make implementation impracticable or impossible. Full competition might not be implemented geographically as in the pilot program, but the Company would propose a mechanism by which an orderly and deliberate conversion can occur. Under the full-scale access scenario, the Company would, through its unregulated affiliated LSE, continue to compete for customers.

       Treatment of Incumbent Generation. Under the possible proposal in the October 1 submission, the Company would retire or otherwise remove all of its wholly-owned fossil generating plants from rate base before the year 2009, when the license for the Ginna nuclear plant expires. Prior to retirement, the Company would run those units as needed to support the Company's system and when the wholesale price exceeds their variable cost of operation. Any revenues received from those sales would be used to offset the costs associated with these units.

       The cost of the transmission upgrades that would be necessary to eliminate load pockets and to maintain system reliability without on-system generation is currently estimated to range from $64 million to $96 million; but other mitigation measures may be implemented throughout the State that could reduce the cost of system upgrades.

       Until retirement, Ginna would be operated as a must-run, base load unit and its output would be sold into the wholesale market. As with revenues from sales from the fossil units, expected revenues for Ginna sales would be used as an offset to strandable cost recovery. Use of remaining life depreciation (which the Company would also apply to other-units) would allow Ginna net plant to be written down by the time of retirement. Pursuant to NRC requirements, decommissioning funds are already being collected; any additional required funds would be recovered through charges applicable to all customers, as would the cost of decommissioning the Company's other generating units.

       Nine Mile 2, a nuclear unit which is co-owned with four other utilities, requires a Statewide solution. At least until that time, costs not otherwise recovered in the market would need to be recovered in charges to customers.

       Any costs or benefits associated with other Company obligations (e.g. the jointly-owned Oswego Unit 6 and the Kamine contract) will be reflected in the appropriate charges.

       Corporate Structure. Under the Company's possible approach, implementation of wholesale and retail access would not require divestiture of generation or formation of separate subsidiaries to own and/or operate the Company's generating plants. Functional separation among generation, distribution and retailing elements of the Company's energy business would avoid the serious impediments that render structural separation unacceptable.

       As with generation, there would be no need to form separate legal subsidiaries to own and/or operate the retailing functions located in the regulated LSE, which would take service from the DISCO at regulated prices and terms available to all LSEs. The Company's involvement in the unregulated LSE market would be through a separate subsidiary.

       Although corporate structural changes would not be required, the Company nevertheless intends to embark on a deliberate course to increase structural flexibility over time by retiring first mortgage debt and phasing out preferred stock when these actions are appropriate and financially prudent. These changes will eliminate a number of restrictions that would otherwise prevent the Company from engaging in structural changes that may become advantageous at a later time.

       Rate Plan. The Company's current electric rates are governed by a 1996 Settlement that extends through June 1999; gas rates are set pursuant to a 1995 Settlement that remains in effect through June 1998. In the transition period the Company would anticipate implementing two sets of rates: one for the regulated LSE and the other for the DISCO. The regulated LSE, which is intended to fulfill the Company's obligation to serve customers until they switch to unregulated LSEs, probably would "inherit," perhaps with some minor modifications, the Company's current electric and gas tariffs (and the current electric and gas settlements, to the extent either is in effect). After the expiration of the settlement periods, the regulated LSE would operate under a multi-year plan based upon cost of service regulation. Cost of service regulation would be necessary in this instance because the transition to competition should result in a dramatic decline in the number of customers taking service from the regulated LSE and, accordingly, will produce an increase in per-unit costs of service that might not be recoverable under certain performance-based approaches.

       The DISCO would "inherit" the Company's recently filed FERC transmission tariff and, subject to resolution of jurisdictional issues, would either create a new Commission-regulated distribution tariff or extend the FERC tariff to all of the distribution system. The revenue requirement for distribution service would be set, preferably, through a performance-based system that would include price caps subject to an index that would be adjusted downward for presumed productivity gains.

       Stranded costs of generation and other assets that are not mitigated through wholesale power sales would be collected through charges applicable to all customers, as would the Public Policy costs. The Public Policy Charge would be shown separately on bills to customers.

       Service to customers who cannot pay their bills for energy services would be maintained either through voluntary arrangements with unregulated LSEs or through the regulated LSE. To the extent that such service would require a subsidy not already reflected in some form in the Public Policy Charge, that subsidy would be added to that charge.

       Because there is a substantial opportunity to gain additional efficiencies and other benefits if the development of the competitive market proceeds in tandem for both electricity and gas, the Company would propose that measures similar to those included in its submission for electricity be applied to gas service as well. The Company's submission, however, is not intended to represent a conclusive position with respect to gas issues.

       PSC's Proposed Timetable. On October 9, 1996, the PSC issued its Order Establishing Procedures and Schedule assigning an Administrative Law Judge to each utility, specifying a 90-day period for settlement negotiations and a March 8, 1997 deadline for closing the case unless hearings to cross-examine are called. The Order did not address the pending lawsuit brought by the utilities, which could significantly alter the proposed schedule.

       NUCLEAR OPERATING COMPANY. In mid-October the Company and Niagara Mohawk Power Corporation announced plans to form a joint nuclear operating company to support and manage the operations of the Company's Ginna nuclear plant and Niagara's Nine Mile Point One and Two plants. The plan includes the initial formation of a nuclear services entity to provide support services such as quality assessment, engineering support, emergency preparedness and fuel management. Ultimately, the plan calls for the creation of a joint operating company to manage operations at the three plants. Other New York nuclear plant operators are encouraged to join. Formation of a statewide nuclear operating company would allow organizations to work together efficiently to achieve common objectives and would enhance a single approach to resolution of nuclear issues in the PSC Competitive Opportunities review.

       FERC OPEN TRANSMISSION TARIFFS.    In April 1996 FERC issued new rules to
facilitate the development of competitive wholesale markets by requiring electric utilities to offer "open-access" transmission service on a non-discriminatory basis in tariffs to be filed by July 9, 1996. The rule defines the non-discriminatory terms and conditions under which unregulated generators, utilities, and other suppliers could gain access to a utility's transmission grid to deliver power to wholesale customers. A supplementary release by FERC states the principle that utilities are entitled to full recovery of "legitimate, prudent and verifiable" strandable costs at the state and federal level. This supplementary release concludes that FERC should be the principal forum for addressing wholesale strandable costs, while suggesting state regulatory authorities should address the recovery of strandable costs which may result from retail competition.

       The Company individually filed the required transmission service tariff on July 9, 1996. This tariff was set for hearing by an Order issued September 25, 1996. A prehearing conference was held in early October at which time a procedural schedule was established leading to a trial date in September, 1997. The Company plans to proceed with the case independent of anticipated filings of the New York Power Pool (NYPP) until such time as they are made and clearly supersede the Company's filing. The Company is also continuing to participate in collateral filings requesting clarification of FERC requirements and providing additional tariffs for power pools similar to the NYPP. A joint NYPP "open access" tariff is required by December, 1996. FERC has indicated that it endorses the concept of an Independent System Operator to operate facilities controlled by the NYPP. The PSC requested that the NYPP filing be made available to the PSC on October 1, 1996 in the Competitive Opportunities Case discussed above. However, on that date the filing materials were not complete and the NYPP members submitted a status report on development of the FERC filings.

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

       PSC GAS RESTRUCTURING CASE. In March, 1996 the PSC approved utility restructuring plans designed to open up the local natural gas market to competition and thereby allow residential, small business and commercial/industrial users the same ability to purchase their gas supplies from a variety of sources, other than the local utility, that larger industrial customers already have. Consistent with the Commission's decision effective November 1, 1996, the Company has revised its service offerings to include two new service classifications that will ultimately provide all customers with gas supply choice by allowing customers to aggregate their loads for the purpose of purchasing gas from other suppliers. The first new service offering, Service Classification No. 5 - Comprehensive Transportation Service, provides for the transportation, storage and balancing of customer-owned gas from the Company's city gate to the customer's premises. The second offering, Service Classification No. 6 -Supplier Service allows a qualified supplier to contract with a customer, or aggregate the loads of a group of customers, to have gas transported on behalf of the customer(s) to the Company's city gate. The key elements of the new services are aggregation -- the ability for customers to join together to make purchases -- and unbundling-- identification of the individual components of the price of natural gas service. In recognition of the accelerating movement by customers toward acquisition of their own gas supply, the Company has sought to restructure its gas supply and transportation contracts to reflect reduced requirements for Company-furnished gas. The Company is also making upstream transportation capacity available to its customers through capacity assignment programs.

RATES AND REGULATORY MATTERS

       1996 Rate Settlement. On September 26, 1996, the PSC issued Opinion 96-27 which reiterated its June, 1996 approval of a Settlement Agreement (1996 Settlement) among the Company, PSC Staff and several other parties, resolving most issues in the rate proceedings for a three-year period, commencing July 1, 1996 and concluding June 30, 1999. Under the 1996 Settlement base electric rates (that is, rates excluding the Fuel Cost Adjustment (FCA)) for the first year (commencing July 1, 1996) are decreased to a level that reduces revenues in an amount equal to 1.0 percent ($7.1 million) of the revenues that would have been produced under the rates previously in effect. In each of the second and third years base rates will be decreased by an additional amount equal to 0.5 percent ($3.5 million) of the revenues that were produced by the rates in effect in the immediately preceding year. In addition to these base rate reductions, the 1996 Settlement reduces and holds constant fuel cost recoveries for the three-year period. The freezing of costs, combined with the foregoing base rate decreases, is expected to produce effective overall rate decreases of 3.5% for residential customers and 5.0% to 6.0% for non-residential customers over the three year period. The PSC failed to approve certain provisions of the 1996 Settlement related to Kamine (which would have permitted immediate flow through of increases in Kamine costs, subject to subsequent PSC review) and gas costs (which the Company maintains are not affected by the 1995 Gas Settlement). On October 28, 1996, the Company commenced an Article 78 proceeding in State Supreme Court, Albany County, for judicial review of the PSC's decision to exclude these two items from the 1996 Settlement. See the Company's Form 10-Q for the quarter ended June 30, 1996, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "1996 Rate Settlement" for further information regarding the 1996 Settlement, including a discussion of certain incentives and adjustments.

       The 1996 Settlement is expressly made subject to any modification that may be required by a PSC decision in the Competitive Opportunities Proceeding (discussed above). The costs of compliance with that decision are to be treated as a Generic Mandate for purposes of the 1996 Settlement.

       1995 Gas Settlement. Under provisions of the 1995 Gas Settlement, the Company faces an economic risk of remarketing $74.2 million of excess gas transportation and storage capacity through October 1998. The financial impact of the 1995 Gas Settlement on the Company's business in 1996 and subsequent years will be largely determined by the degree of success achieved by the Company in remarketing its excess gas capacity and in controlling its local gas distribution costs. The Company has successfully met settlement targets for capacity remarketing for the twelve months ending October 31, 1996, thereby avoiding negative financial impacts for that period. The Company projects that it will also be successful in meeting the Settlement targets in the remaining two years of the Settlement period. For further information with respect to the 1995 Gas Settlement see Note 2 of the Notes to Financial Statements and the Company's 1995 Form 10-K Item 8, Note 10 of the Notes to Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES

       During the first nine months of 1996 cash flow primarily from operations (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the redemption of long-term debt. At September 30, 1996 the Company had cash and cash equivalents of $30.9 million. Capital requirements during 1996 are anticipated to be satisfied primarily from the combination of internally generated funds and temporary cash investments.

       PROJECTED CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for electric generation, including the 1996 replacement of its Ginna steam generators, transmission and distribution facilities, and gas mains and services as well as the repayment of existing debt. The Company has no current plans to install additional baseload generation.

       Total 1996 capital requirements are currently estimated at $168 million, of which $150 million is for construction, including replacement of the steam generators at the Ginna Nuclear Plant and $18 million is for securities maturities, which were paid on May 1, 1996. Approximately $97 million had been expended for construction as of September 30, 1996, reflecting primarily expenditures for steam generator replacement and nuclear fuel, upgrading electric generating, transmission and distribution facilities and gas mains.

       Ginna Steam Generator Replacement. Preparation for replacement of the two steam generators at the Ginna Nuclear Plant began in 1993 and continued until the 70-day replacement outage ended on June 10, 1996. Improved plant efficiency will allow the plant to recapture output capacity that had been lost due to the declining performance of the former generators. Cost of the replacement is approximately $112 million, about $40 million for the steam generators, about $50 million for the installation and the remainder for Company engineering, radiation protection, plant support, other services and finance charges. In the first nine months, the Company spent $43 million of a planned $50 million for 1996 on this project. The PSC order approving this project provides that certain costs over $115 million, and savings under that amount, will be shared between the Company and its customers but the Company does not expect to exceed that amount.

       Purchased Power Requirement. Under federal and New York State laws and regulations, the Company is required to purchase the electrical output of unregulated cogeneration facilities which meet certain criteria (Qualifying Facilities). The Company was compelled by regulators to enter into a contract with Kamine/Besicorp Allegheny L.P. (Kamine) for approximately 55 megawatts of capacity, the circumstances of which are discussed in Note 2 and in the Company's 1995 Form 10-K under Item 8, Note 10 of the Notes to Financial Statements. The Kamine contract and the outcome of related litigation will have an important impact on the Company's electric rates and its ability to function effectively in a competitive environment. The Company has no other long-term obligations to purchase energy from Qualifying Facilities.

       Sale of Interest in Empire State Pipeline. In September, 1996 the Company's wholly owned subsidiary, Energyline Corporation, sold its 20% ownership interest in the Empire State Pipeline to the other co-tenants, subsidiaries of The Coastal Corporation and Westcoast Energy Inc. The Company will remain a customer of Empire, which commenced operation in November 1993. The sale of Empire did not have a material impact on the Company's financial condition.

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

       REDEMPTION OF SECURITIES. On March 7, 1996, the Company redeemed $49 million principal amount of its First Mortgage 8 3/8% Bonds, Series CC at 103.18% plus accrued interest from September 15, 1995. On May 1, 1996, the Company redeemed $332 thousand of its First Mortgage 8% Bonds, Series Y at the special redemption price of 100.17% plus accrued interest from February 15, 1996 under sinking and improvement fund provisions of its General Mortgage. On May 1, 1996, the Company also redeemed at maturity $18 million principal amount of its First Mortgage 5.30% Bonds, Series V.

       FINANCING. (See Form 10-K for the fiscal year ended December 31, 1995,
Item 8. Note 9. Short-Term Debt, regarding the Company's short-term borrowing arrangements.)

       During the first nine months of 1996, the Company issued 398,301 shares of Common Stock through its Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan) and the RG&E Savings Plus Plan (Savings Plus Plan) providing approximately $8.6 million to help finance its capital expenditures program.
The new shares were issued at a market price above the book value per share at the time of issuance. At September 30, 1996 the Company had Common Stock available for issuance of 1,026,840 shares under the ADR Plan and 129,664 shares under the Savings Plus Plan. In July, the Company began providing for ADR Plan and Savings Plus Plan requirements through the purchase of shares on the open market.

       CAPITAL STRUCTURE. The Company's retained earnings at September 30, 1996 were $87.7 million, an increase of approximately $17.3 million compared with December 31, 1995. The amount of long term debt (including due within one year) decreased $67.3 million at September 30, 1996 as compared with December 31, 1995 due to the redemption of First Mortgage Bonds discussed above. Common equity increased approximately $25.9 million, reflecting an increase in retained earnings and the issuance and sale of Common Stock as discussed under "Financing". Capitalization at September 30, 1996 was comprised of 47.5 percent common equity, 7.7 percent preferred equity and 45.1 percent long-term debt. As financial market conditions warrant, the Company may, from time to time, issue securities to permit early redemption of higher-cost senior securities. The Company is reviewing its financing strategies as they relate to debt and equity structures in the context of the new competitive environment and the ability of the Company to shift from a fully regulated to a more competitive organization.


RESULTS OF OPERATIONS

          The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and nine-month periods ended September 30, 1996 to the three-month and nine-month periods ended September 30, 1995.

          A summary of changes in Electric and Gas Department revenues and expenses is shown below:

                                                          (Millions of Dollars)
                                                       Three Months       Nine Months
                                                      Ended Sept.30      Ended Sept.30
                                                      -------------      -------------

1995 Earnings                                             $25.1              $66.7

Increase (decrease) in earnings:

Electric margin (revenue less fuel)                         0.4                3.6
 - Includes effect of 7/1/96 rate decrease
 - Consumption changes including weather
 - Changes in sales to other electric utilities
 - Expense reductions

Gas margin (revenue less fuel)                             (2.2)              18.4
 - Consumption changes including weather
 - Expense reductions

Maintenance associated with 1996 Ginna outage                --               (1.7)

Reserve for doubtful accounts                              (0.3)              (5.7)

Payroll changes                                            (1.2)              (6.5)
 - Amortization of early retirement program
 - Ongoing outplacement program
 - Improved employee performance

Miscellaneous non-fuel O&M                                 (1.5)              (2.3)

Depreciation and amortization                              (6.1)              (8.5)

Net federal income tax effects                              2.2               (2.6)

Local and state tax effects                                 1.1                1.6

Other income and deductions effects                         0.8                5.2

Interest Savings                                            0.9                1.5
 - Redeemed 8 3/8% series CC bonds 3/7/96
 - Matured 5.3% series V bonds 5/1/96
                                                          -----              -----
1996 Earnings                                             $19.2              $69.7


          OPERATING REVENUES AND SALES. Total operating revenues for the first nine months of 1996 were $33.9 million or 5% above the first nine months of 1995. The higher revenues resulted from the impact of an extended period of cold weather on electric and gas sales this year, compared to the revenue effect of unusually warm weather in the first quarter of 1995, as well as higher revenue stemming from purchased gas costs offset by lower electric fuel and purchased electricity costs and cooler 1996 summer weather.

          Total operating revenues for the third quarter were $10.3 million or 4% below the third quarter last year, reflecting lower electric revenues due to lower fuel costs, a rate decrease effective July 1, 1996 and the cooler 1996 summer weather.

          FUEL EXPENSES. Total fuel expenses increased in the nine-month comparison period reflecting mainly higher gas purchased for resale expense in 1996 driven by higher volumes of purchased gas resulting from colder than normal weather as well as higher commodity costs offset by lower electric fuel costs due to less generation and purchases. Additionally, the unit cost for purchased electricity was lower because the Company stopped purchasing high cost electricity from Kamine in 1996. Effective July 1, 1996 electric revenues collected through the fuel cost adjustment have been eliminated.

          Total fuel expenses decreased in the third quarter comparison period reflecting lower electric fuel costs as described above.

          OPERATIONS EXCLUDING FUEL EXPENSES. The increases in operations excluding fuel expenses in both comparison periods reflect mainly the timing for recording lump sum payroll performance incentives, employee redeployment/outplacement costs, an increase in the reserve for doubtful accounts and, for the nine-month comparison period, amortization of additional early retirement costs. While doubtful accounts have been a problem, the Company is dealing with this issue in a manner that looks toward a more competitive environment with limits on the ability to pass those costs along as rate increases. The Company is also taking more aggressive steps to improve its collection efforts.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased due mainly to an increase in depreciable plant.

          TAXES. The decrease in local, state and other taxes in the first nine months of 1996 reflects mainly lower property taxes due to decreases in assessments. The decrease in local, state and other taxes for the third quarter comparison period reflects mainly lower property, sales and revenue taxes.

          The variances in federal income tax in both comparison periods reflect mainly changes in pretax income.

          OTHER STATEMENT OF INCOME ITEMS. The net decreases in allowance for funds used during construction (AFUDC) in both comparison periods reflect mainly decreases in the amount of utility plant under construction. Other Income and Deductions, Other-net increased mainly due to the elimination in 1996 of two 1995 expense items, depreciation expense for the Empire State Pipeline which was sold and amortization of certain early retirement costs. Interest charges decreased reflecting lower amounts of long term debt outstanding (see "Redemption of Securities").

          COMMON STOCK DIVIDEND. On September 18, 1996, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on October 25, 1996 to shareholders of record on October 2, 1996. The Company believes that future dividend payments will need to be evaluated in the context of maintaining the financial strength necessary to operate in a more competitive and uncertain business environment. This will require consideration, among other things, of a dividend payout ratio that is lower over time, reevaluating assets and managing greater fluctuation in revenues. While the Company does not presently expect the impact of these factors to affect the Company's ability to pay dividends at the current rate, future dividends may be affected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


                                ROCHESTER GAS AND ELECTRIC CORPORATION
                                --------------------------------------
                                         (Registrant)



Date: November 12, 1996         By               J.B. STOKES
                                   -----------------------------------------
                                                J. Burt Stokes
                                   Senior Vice President, Corporate Services
                                          and Chief Financial Officer
                                           (Duly Authorized Officer)



Date: November 12, 1996         By                DANIEL J. BAIER
                                   -----------------------------------------
                                                  Daniel J. Baier
                                                    Controller
                                         (Principal Accounting Officer)