Form 10-K
period 1996-12-31
ROCHESTER GAS & ELECTRIC CORP
filed 1997-02-13
CIK 84557

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  December 31, 1996
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

                        Commission file number:  1-672-2
                                                 -------

                     Rochester Gas and Electric Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                    New York                        16-0612110
             ----------------------                -------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        identification No.)


          89 East Avenue, Rochester, NY                14649
      --------------------------------------------------------------
    (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (716) 546-2700
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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

     On January 1, 1997 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $742.2 million.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES   X     NO  ___
          ---


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     Common Stock, $5 par value, at January 1, 1996, 38,851,464.


     Documents Incorporated by Reference              Part of Form 10-K
     -----------------------------------              -----------------

     Definitive proxy statement in connection                III
     with annual meeting of shareholders to be held April 16, 1997.

                     ROCHESTER GAS AND ELECTRIC CORPORATION

                       Information Required on Form 10-K



Item
Number      Description                                         Page
------      -----------                                         ----

Part I
----------

Item 1      Business                                              1
Item 2      Properties                                           12
Item 3      Legal Proceedings                                    14
Item 4      Submission of Matters to a Vote of Security Holders  14
Item 4-A    Executive Officers of the Registrant                 14



Part II
----------

Item 5      Market for the Registrant's Common Equity and
            Related Stockholder Matters                          16
Item 6      Selected Financial Data                              17
Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  20
Item 8      Financial Statements and Supplementary Data          33
Item 9      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                  63



Part III
----------

Item 10     Directors and Executive Officers of the Registrant   64
Item 11     Executive Compensation                               64
Item 12     Security Ownership of Certain Beneficial Owners and
            Management                                           64
Item 13     Certain Relationships and Related Transactions       64


Part IV
-------

Item 14     Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                          65

            Signatures                                           70



                                    PART I

Item 1.  BUSINESS


     The following are discussed under the general heading of "Business". Reference is made to the various other Items as applicable.


CAPTION                                        PAGE
-------                                        ----

General                                          1
Financing and Capital Requirements Program       2
Regulatory Matters                               3
Competition                                      4
Electric Operations                              4
Gas Operations                                   6
Fuel Supply
 Nuclear                                         7
 Coal                                            8
Environmental Quality Control                    8
Research and Development                         9
Operating Statistics                            10


GENERAL

          Incorporated in 1904 in the State of New York, the Company supplies electric and gas service wholly within that State. It produces and distributes electricity and distributes gas in parts of nine counties centering about the City of Rochester. At December 31, 1996 the Company had 1,960 employees.

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

                                 1996    1995    1994
                                ------  ------  ------

                    Electric     67.1%   71.1%   67.4%
                    Gas          32.9%   28.9%   32.6%
                                -----   -----   -----

                                100.0%  100.0%  100.0%


FINANCING AND CAPITAL REQUIREMENTS PROGRAM

          A discussion of the Company's capital requirements, financial objectives and the resources available to meet such requirements may be found in
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The sale of additional securities depends on regulatory approval and the Company's ability to meet certain requirements contained in its mortgage and Restated Certificate of Incorporation.

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

          The Company's First Mortgage Bonds are issued under a General Mortgage dated September 1, 1918, between the Company and Bankers Trust Company, as Trustee, which has been amended and supplemented by thirty-nine supplemental indentures. Before additional First Mortgage Bonds are issued, the following financial requirements must be satisfied:

(a) The First Mortgage prohibits the issuance of additional First Mortgage Bonds unless earnings (as defined) for a period of twelve months ending not earlier than sixty days prior to the issue date of the additional bonds are at least 2.00 times the annual interest charges on First Mortgage Bonds, both those outstanding and those proposed to be outstanding. The ratio under this test for the twelve months ended December 31, 1996 was 6.40.

(b) The First Mortgage also provides that, if additional First Mortgage Bonds are being issued on the basis of property additions (as defined), the principal amount of the bonds may not exceed 60% of available property additions. As of December 31, 1996 the amount of additional First Mortgage Bonds which could be issued on that basis was approximately $398,265,000. In addition to issuance on the basis of property additions, First Mortgage Bonds may be issued on the basis of 100% of the principal amount of other First Mortgage Bonds which have been redeemed, paid at maturity, or otherwise reacquired by the Company. As of December 31, 1996, the Company could issue $262,334,000 of Bonds against Bonds that have matured or been redeemed.

          The Company's Restated Certificate of Incorporation (Charter) provides that, without consent by two-thirds of the votes entitled to be cast by the preferred stockholders, the Company may not issue additional preferred stock unless in a 12-month period within the preceding 15 months: (a) net earnings applicable to payment of dividends on preferred stock, after taxes, have been at least 2.00 times the annual dividend requirements on preferred stock, including the shares both outstanding and proposed to be issued, and (b) net earnings available for interest on indebtedness, after taxes, have been at least 1.50 times the annual interest requirements on indebtedness and annual dividend requirements on preferred stock, including the shares both outstanding and proposed to be issued. For the twelve months ended December 31, 1996, the coverage ratio under (b) above (the more restrictive provision) was 2.67.

          Under more restrictive financing provisions by the PSC the Company is currently limited to the issuance of not more than $200 million of long-term debt and common stock.

          For information with respect to short-term borrowing arrangements and limitations see Item 8, Note 9 - Short-Term Debt.

                    The Company's Charter does not contain any financial tests for the issuance of preference or common stock.

                    The Company's securities ratings at December 31, 1996 were:

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


REGULATORY MATTERS

          The Company is subject to PSC regulation of rates, service, and sale of securities, among other matters. The Company is also regulated by the Federal Energy Regulatory Commission (FERC) on a limited basis, in the areas of interstate sales and exchanges of electricity, intrastate sales of electricity for resale, transmission wheeling service for other utilities, and licensing of hydroelectric facilities. As a licensee and operator of nuclear facilities, the Company is also subject to regulation by the Nuclear Regulatory Commission
(NRC). Regulatory matters permeate all of the Company's activities and the impact of regulation is discussed throughout this report.

          In August 1995, a negotiated settlement was reached with the Staff of the PSC and other parties which resolved various proceedings relative to its gas costs. The settlement was approved by the PSC in October 1995. See Item 8,
Note 10 under the heading "Gas Cost Recovery" for further information related to the 1995 Gas Settlement.

          See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Rates and Regulatory Matters" for summaries of recent PSC rate decisions and the 1996 Rate Settlement.

          Under its flexible pricing tariff for major industrial and commercial electric customers, the Company may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-
owned generation facilities.   Under the flexible tariff provisions, the Company
as of year-end 1996 had negotiated long-term electric supply contracts with 46 of its large industrial and commercial electric customers at discounted rates. The Company is negotiating long-term electric supply contracts with other large customers as the need and opportunity arise. The Company has not experienced any customer loss due to competitive alternative arrangements.

          On December 13, 1996 the NRC fined the Company $100,000 as operator of the Ginna nuclear power plant. The fine was for concerns about the function of motor operated valves under a certain set of conditions. The Company has taken corrective measures and did not contest the fine.


COMPETITION

          The Company is operating in a rapidly changing competitive marketplace for electric and gas service. This competitive environment includes a federal and State trend toward deregulation and promotion of open-market choices for consumers.

          Regarding the Company's electric business, in early 1996 the FERC issued new rules to facilitate the development of competitive wholesale markets. At the State level, the PSC is currently investigating the establishment of an efficient wholesale competitive market, and various issues relating to retail electric service competition.

          With the unbundling of services as directed by FERC Order 636, primary responsibility for reliable natural gas has shifted from interstate pipeline companies to local distribution companies, such as the Company. The Company has implemented two new service classifications that will ultimately provide all gas customers with gas supply choice.

          See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Competition" for information on the competitive challenges the Company faces in its electric and gas business and how it is responding to those challenges.


ELECTRIC OPERATIONS

          The total net generating capacity of the Company's electric system is 1,242,000 Kw. In addition the Company purchases 120,000 Kw of firm power under contract and 35,000 Kw of non-contractual peaking power from the Power Authority, 150,000 Kw of a 1,000,000 Kw pumped storage plant owned by the Power Authority in Schoharie County, New York, 50,000 Kw of firm power from the Power Authority's 821,000 Kw FitzPatrick Nuclear Power Plant near Oswego, New York and 20,000 Kw of firm power from Hydro-Quebec purchased through the Power Authority. The Company's net peak load of 1,425,000 Kw occurred on August 15, 1995

          The percentages of electricity actually generated and purchased for the years 1991-1996 are as follows:

                                 1996    1995    1994    1993    1992
                                ------  ------  ------  ------  ------

Sources of Generated Energy:
Nuclear                          49.9%   52.8%   55.3%   57.6%   52.1%
Fossil-Coal                      18.2    18.6    16.9    18.2    24.4
      -Oil                        0.2       -     1.2     1.3     2.9
Hydro and Other                   3.0     2.0     2.7     2.6     3.5
                                -----   -----   -----   -----   -----

 Total Generated Net             71.3    73.4    76.1    79.7    82.9
Purchased                        28.7    26.6    23.9    20.3    17.1
                                -----   -----   -----   -----   -----

Total Electric Energy           100.0%  100.0%  100.0%  100.0%  100.0%
                                =====   =====   =====   =====   =====

          The Company, six other New York utilities and the Power Authority are members of the New York Power Pool. The primary purposes of the Power Pool are to coordinate inter-utility sales of bulk power, long range planning of generation and transmission facilities, and inter-utility operating and emergency procedures in order to better assure reliable, adequate and economic electric service throughout the State. By agreement with the other members of the New York Power Pool, the Company is required to maintain a reserve generating capacity equal to at least 18% of its forecasted peak load. The Company expects to have reserve margins, which include purchased energy under long-term firm contractual arrangements, of 27%, 28% and 24% for the years 1997, 1998 and 1999, respectively.

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

          Nine Mile Two, a nuclear generating unit in Oswego County, New York with a capability of 1,143 megawatts (Mw) as estimated by Niagara Mohawk Power Corporation (Niagara), was completed and entered commercial service in Spring 1988. Niagara is operating the Unit on behalf of all owners pursuant to a full power operating license which the NRC issued on July 2, 1987 for a 40-year term beginning October 31, 1986. Under arrangements dating from September 1975, ownership, output and cost of the project are shared by the Company (14%), Niagara (41%) Long Island Lighting Company (18%), New York State Electric & Gas Corporation (18%) and Central Hudson Gas & Electric Corporation (9%). Under the operating Agreement, Niagara serves as operator of Nine Mile Two, but all five cotenant owners share certain policy, budget and managerial oversight functions. The base term of the Operating Agreement is 24 months from its effective date, with automatic extension, unless terminated by written notice of one or more of the cotenant owners to the other cotenant owners; such termination becomes effective six months from the receipt of any such notice of termination by all the cotenant owners receiving such notice.

          See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Competition - Nuclear Operating Company regarding plans of the Company and Niagara to form a joint nuclear operating company to support and manage the operations of Nine Mile Units One and Two and the Company's Ginna Plant described below.

          The Company has four licensed hydroelectric generating stations with an aggregate capability of 47 megawatts. Although applications for renewal of those licenses were timely made in 1991, the FERC was unable to complete processing of many such applications by the December 31, 1993 license expiration. The FERC, therefore, issued annual licenses that essentially extend the terms of the old licenses year-to year until processing of the new ones can be completed. The Company received final licenses for Stations 2 and 5 in February of 1996. The license for Station 26 is expected to be issued sometime in 1997. Overly stringent environmental conditions or other governmental requirements may nullify the economic viability of the fourth station, number 160 (less than one megawatt net capacity).

          The Company's Ginna Plant, which has been in commercial operation since July 1, 1970, provides 480 Mw of the Company's electric generating capacity. In August 1991 the NRC approved the Company's application for amendment to extend the Ginna Plant operating license expiration date from April 25, 2006 to September 18, 2009. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the Liquidity and Capital Resources section for a discussion of the replacement of the steam generators in June 1996.

          The gross and net book cost of the Ginna Plant as of December 31, 1996 are $559 million and $313 million, respectively. From time to time the NRC issues directives requiring all or a certain group of reactor licensees to perform analyses as to their ability to meet specified criteria, guidelines or operating objectives and where necessary to modify facilities, systems or procedures to conform thereto. Typically, these directives are premised on the NRC's obligation to protect the public health and safety. The Company reviews such directives and implements a variety of modifications based on these directives and resulting analyses. Expenditures at the Ginna Plant, including the cost of these modifications, are estimated to be $7.1 million, $11.2 million and $5.0 million for the years 1997, 1998 and 1999, respectively, and are included in the capital expenditure amounts presented under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          The Company is a member of Nuclear Electric Insurance Limited, which provides insurance coverage for the cost of replacement power during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million at nuclear generating units. If an insuring program's losses exceeded its other resources available to pay claims, the Company could be subject to maximum assessments in any one policy year of approximately $3.3 million and $11.3 million in the event of losses under the replacement power and property damage coverages, respectively.


GAS OPERATIONS

          The total daily transportation capacity contracted and owned by the Company prior to November 1, 1996 was 5,230,000 Therms (one Therm is equivalent to 100,000 British Thermal Units). In 1996, the Company renegotiated pipeline contracts in an effort to more closely align its contractual assets with the system requirements. As of November 1, 1996 the Company's transportation capacity is 4,480,000 Therms. On January 19, 1994, the Company experienced its maximum daily throughput of approximately 3,735,690 Therms, excluding 1,000,000 Therms of transportation customers' gas.

          As a result of the implementation of FERC Order 636, and the commencement of operation of the Empire State Pipeline (Empire), the Company now purchases all of its required gas supply from numerous producers and marketers under contracts containing varying terms and conditions. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Energy Management and Costs - Gas" for a discussion of that topic.

          The Company continues to provide new and additional gas service. Of 240,685 residential gas spaceheating customers at December 31, 1996, 2,058 were added during 1996.

          Approximately 29% of the gas delivered to customers by the Company during 1996 was purchased directly by commercial, industrial and municipal customers from brokers, producers and pipelines. The Company provided the transportation of gas on its system to these customers' premises.


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

                              Ginna Plant      Nine Mile Two/(1)/
                              -----------      ------------------

       Uranium Concentrate      2000/(3)/           2002/(2)/
       Conversion               2000/(4)/           2002/(2)/
       Enrichment                 (5)                 (6)
       Fabrication              2001                2003

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

(4) Seventy percent of the conversion requirements have been procured through 1997 under one contract. A second contract is in place covering 30% of requirements through 1997, 70% of requirements in 1998 and 1999, and 100% in 2000. Thirty percent of requirements remain to be purchased for 1998.

(5) The Company has a contract with United States Enrichment Corporation (USEC) for nuclear fuel enrichment services which assures provision of 70% of the Ginna Plant's requirements through 1999. A second enrichment contract is in place which assures 30% of the Ginna Plant's requirements through 1999 and 100% of requirements in 2000 and 2001.

(6) Nine Mile Two is covered for 100% of requirements through 1998 and for 75% (with an option to increase to 100%) from 1999 through 2003.

       With appropriate lead times, the Company will pursue arrangements for the supply of uranium requirements and related services beyond those years for which arrangements have been made as shown above. The prices and terms of any such arrangements cannot be predicted at this time.

       The average annual cost of nuclear fuel per million BTU used for electric generation for the last five years is as follows:

                                     1996   1995   1994   1993   1992
                                     -----  -----  -----  -----  -----

                    Ginna Plant      $.424  $.410  $.403  $.400  $.359
                    Nine Mile Two    $.512  $.503  $.481  $.515  $.558

          See Note 10 of the Notes to Financial Statements under Item 8 for additional information regarding nuclear fuel disposal costs, nuclear plant decommissioning and DOE uranium enrichment facility decontamination and decommissioning.

          Coal. The Company's present annual coal requirement is approximately 610,000 tons. In 1996 100% of its requirements were purchased under contract. The Company is meeting its requirements during early 1997 through contract purchases. Normally, the Company maintains a reserve supply of coal ranging from a 30 to a 60 day supply at maximum burn rates.

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

          The average annual delivered cost of coal used for electric generation was as follows:

                                      1996   1995   1994   1993   1992
                                      ----   ----   ----   ----   ----

                    Per Million BTU  $1.34  $1.31  $1.38  $1.42  $1.48


ENVIRONMENTAL QUALITY CONTROL

          Operations at the Company's facilities are subject to various federal, state and local environmental standards. To assure the Company's compliance with these requirements, the Company expended approximately $3.6 million on a variety of projects and facility additions during 1996.

          The federal Low Level Radioactive Waste Policy Act (Act), as amended in 1985, provides for states to join compacts or individually develop their own low level radioactive waste disposal sites. The portion of the Act that requires a state which fails to provide access to a licensed disposal site by 1996 to take title to such waste was declared unconstitutional by the United States Supreme Court on June 19, 1992, but the court upheld other provisions of the Act enabling sited states to increase charges on shipments from non-sited states and ultimately to refuse such shipments altogether. The Company can provide no assurance as to what disposal arrangements, if any, New York will have in place. The State has not passed legislation that would designate a site for the disposal of low level radioactive waste. The Company has interim storage capacity at the Ginna Plant through mid-2001. Efforts will be pursued to extend storage capacity beyond mid-2001, if necessary, at this plant. A low level radioactive waste management and contingency plan is currently ongoing to provide assurance that Nine Mile Two will be properly prepared to handle interim storage of low level radioactive waste for the next ten years.

          The Company believes that additional expenditures and costs made necessary by environmental regulations will be fully allowable for ratemaking purposes under cost of service rate regulation. Capital expenditures for meeting various federal, State and local environmental standards are estimated to be $2.5 million for the year 1997, $6.7 million for the year 1998 and $1.5 million for the year 1999. These expenditures are included under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, in the table entitled "Capital Requirements".

          See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 10 - Commitments and Other Matters, with respect to other environmental matters.


RESEARCH AND DEVELOPMENT

          The Company's research activities are designed to improve existing energy technologies and to develop new technologies for the production, distribution, utilization and conservation of energy while preserving environmental quality. Research and development expenditures in 1996, 1995 and 1994 were $4.9 million, $5.2 million, and $7.3 million, respectively. These expenditures represent the Company's contribution to research administered by Electric Power Research Institute, Empire State Electric Energy Research Corporation and an assessment for state government sponsored research by the New York State Energy Research and Development Authority, as well as internal research projects.

Electric Department Statistics

Year Ended December 31           1996          1995          1994          1993          1992          1991
                             ------------  ------------  ------------  ------------  ------------  ------------

Electric Revenue (000's)
Residential                   $  254,885    $  256,294    $  243,961    $  234,866    $  222,210    $  212,980
Commercial                       215,763       215,696       206,545       196,100       187,262       181,553
Industrial                       153,337       157,464       150,372       148,084       141,507       142,857
Other                             66,898        67,128        57,270        59,905        57,288        51,540
                              ----------    ----------    ----------    ----------    ----------    ----------
Electric revenue from our
 customers                       690,883       696,582       658,148       638,955       608,267       588,930
Other electric utilities          16,885        25,883        16,605        16,361        25,541        28,612
                              ----------    ----------    ----------    ----------    ----------    ----------
 Total electric revenue          707,768       722,465       674,753       655,316       633,808       617,542
                              ----------    ----------    ----------    ----------    ----------    ----------
Electric Expense (000's)
Fuel used in electric
 generation                       40,938        44,190        44,961        45,871        48,376        65,105
Purchased electricity             46,484        54,167        37,002        31,563        29,706        27,683
Other operation                  202,091       195,181       187,594       188,684       183,118       168,610
Maintenance                       41,429        44,032        47,295        52,464        53,714        57,032
Depreciation and
 amortization                     92,615        78,812        75,211        72,326        73,213        72,746
Taxes - local, state and
 other                            95,010       102,380        97,919        96,043        94,841        86,925
                              ----------    ----------    ----------    ----------    ----------    ----------
 Total electric expense          518,567       518,762       489,982       486,951       482,968       478,101
                              ----------    ----------    ----------    ----------    ----------    ----------
Operating Income before
 Federal Income Tax              189,201       203,703       184,771       168,365       150,840       139,441
Federal income tax                61,901        59,500        52,842        43,845        38,046        31,390
                              ----------    ----------    ----------    ----------    ----------    ----------
Operating Income from
 Electric Operations (000's)  $  127,300    $  144,203    $  131,929    $  124,520    $  112,794    $  108,051
                              ----------    ----------    ----------    ----------    ----------    ----------
Electric Operating Ratio %          46.8          46.7          47.0          48.6          49.7          51.6
Electric Sales - KWH
 (000's)
Residential                    2,132,902     2,144,718     2,117,168     2,123,277     2,084,705     2,087,910
Commercial                     2,061,625     2,064,813     2,028,611     1,986,100     1,938,173     1,931,024
Industrial                     2,010,963     1,964,975     1,860,833     1,892,700     1,929,720     1,920,075
Other                            520,885       531,311       513,675       504,987       503,388       508,368
                              ----------    ----------    ----------    ----------    ----------    ----------

 Total customer sales          6,726,375     6,705,817     6,520,287     6,507,064     6,455,986     6,447,377
Other electric utilities         994,842     1,484,196     1,021,733       743,588     1,062,738     1,034,370
                              ----------    ----------    ----------    ----------    ----------    ----------
 Total electric sales          7,721,217     8,190,013     7,542,020     7,250,652     7,518,724     7,481,747
                              ----------    ----------    ----------    ----------    ----------    ----------
Electric Customers at
 December 31
Residential                      307,181       306,601       304,494       302,219       300,344       298,440
Commercial                        30,620        30,426        29,984        29,635        29,339        28,856
Industrial                         1,325         1,347         1,361         1,382         1,386         1,388
Other                              2,688         2,711         2,670         2,638         2,605         2,558
                              ----------    ----------    ----------    ----------    ----------    ----------
 Total electric customers        341,814       341,085       338,509       335,874       333,674       331,242
                              ----------    ----------    ----------    ----------    ----------    ----------
Electricity Generated and
 Purchased - KWH (000's)
Fossil                         1,512,513     1,631,933     1,478,120     1,520,936     2,197,757     2,146,664
Nuclear                        4,094,272     4,645,646     4,527,178     4,495,457     4,191,035     4,391,480
Hydro                            248,990       171,886       218,129       199,239       278,318       174,239
Pumped storage                   246,726       237,904       247,550       233,477       226,391       240,206
Less energy for pumping         (370,097)     (361,144)     (371,383)     (355,725)     (344,245)     (364,520)
Other                                936         1,565         1,245         2,559           811         1,269
                              ----------    ----------    ----------    ----------    ----------    ----------
Total generated - net          5,733,340     6,327,790     6,100,839     6,095,943     6,550,067     6,589,338
Purchased                      2,353,841     2,343,484     1,998,882     1,646,244     1,389,875     1,451,208
                              ----------    ----------    ----------    ----------    ----------    ----------
 Total electric energy         8,087,181     8,671,274     8,099,721     7,742,187     7,939,942     8,040,546
                              ----------    ----------    ----------    ----------    ----------    ----------
System Net Capability -
 KW at December 31
Fossil                           529,000       529,000       532,000       541,000       541,000       541,000
Nuclear                          638,000       640,000       617,000       620,000       617,000       622,000
Hydro                             47,000        47,000        47,000        47,000        47,000        47,000
Other                             28,000        28,000        29,000        29,000        29,000        29,000
Purchased                        375,000       375,000       375,000       347,000       348,000       354,000
                              ----------    ----------    ----------    ----------    ----------    ----------
 Total system net capability   1,617,000     1,619,000     1,600,000     1,584,000     1,582,000     1,593,000
                              ----------    ----------    ----------    ----------    ----------    ----------
Net Peak Load - KW             1,305,000     1,425,000     1,374,000     1,333,000     1,252,000     1,297,000
Annual Load Factor - Net %          61.9          57.6          58.8          59.1          62.5          61.7

Gas Department Statistics

Year Ended December 31                              1996        1995         1994         1993        1992        1991
                                                 ----------  -----------  -----------  ----------  ----------  -----------
Gas Revenue (000's)
Residential                                      $    6,010  $    4,081   $    5,935   $    5,526  $    6,456  $    6,354
Residential spaceheating                            246,945     230,934      215,974      201,129     186,710     162,334
Commercial                                           52,073      51,117       49,115       46,321      44,395      41,261
Industrial                                            6,175       6,686        7,088        6,368       6,284       7,050
Municipal and other                                  35,076       1,045       47,949       34,364      17,879      18,729
                                                 ----------  ----------   ----------   ----------  ----------  ----------
               Total gas revenue                    346,279     293,863      326,061      293,708     261,724     235,728
                                                 ----------  ----------   ----------   ----------  ----------  ----------
Gas Expense (000's)
Gas purchased for resale                            202,297     167,762      194,390      166,884     141,291     129,779
Other operation                                      60,725      58,727       48,302       46,697      43,506      39,830
Maintenance                                           5,634       5,194        7,774        9,229       9,006       8,383
Depreciation                                         12,999      12,781       12,250       11,851      11,815      11,435
Taxes - local, state and other                       31,858      31,514       31,859       30,849      29,411      26,724
                                                 ----------  ----------   ----------   ----------  ----------  ----------
               Total gas expense                    313,513     275,978      294,575      265,510     235,029     216,151
                                                 ----------  ----------   ----------   ----------  ----------  ----------
Operating Income before
               Federal Income Tax                    32,766      17,885       31,486       28,198      26,695      19,577
Federal income tax                                    7,600       6,715        8,403        5,485       5,545       2,869
                                                 ----------  ----------   ----------   ----------  ----------  ----------
Operating Income from
               Gas Operations (000's)            $   25,166  $   11,170   $   23,083   $   22,713  $   21,150  $   16,708
                                                 ----------  ----------   ----------   ----------  ----------  ----------
Gas Operating Ratio %                                  77.6        79.7         76.8         75.9        74.1        75.5

Gas Sales - Therms (000's)
Residential                                           6,455       7,167        6,535        6,871       8,780       9,151
Residential spaceheating                            299,085     280,763      283,039      295,093     287,623     255,988
Commerical                                           70,543      68,380       72,410       78,887      78,996      72,167
Industrial                                            9,334       9,560       11,420       12,030      12,438      13,120
Municipal                                             8,086       8,219       10,230       12,188      11,410      10,677
                                                 ----------  ----------   ----------   ----------  ----------  ----------

               Total gas sales                      393,503     374,089      383,634      405,069     399,247     361,103
Transportation of customer-owned gas                167,779     146,149      136,372      124,436     126,140     109,835
                                                 ----------  ----------   ----------   ----------  ----------  ----------
               Total gas sold and transported       561,282     520,238      520,006      529,505     525,387     470,938
                                                 ----------  ----------   ----------   ----------  ----------  ----------
Gas Customers at December 31
Residential                                          16,718      17,443       17,836       18,389      19,114      21,448
Residential spaceheating                            240,685     238,267      235,313      231,937     228,096     222,918
Commercial                                           19,045      18,978       18,742       18,636      18,378      18,151
Industrial                                              857         879          905          924         932         921
Municipal                                               961         981          988        1,001       1,010         983
Transportation                                          744         655          558          466         424         423
                                                 ----------  ----------   ----------   ----------  ----------  ----------
               Total gas customers                  279,010     277,203      274,342      271,353     267,954     264,844
                                                 ----------  ----------   ----------   ----------  ----------  ----------
Gas - Therms (000's)
Purchased for resale                                280,435     237,728      262,267      347,778     360,493     384,643
Gas from storage                                    122,843     152,852      134,802       76,378      53,757      16,755
Other                                                 1,082       1,800        2,959        1,039       1,061       1,617
                                                 ----------  ----------   ----------   ----------  ----------  ----------
               Total gas available                  404,360     392,380      400,028      425,195     415,311     403,015
                                                 ----------  ----------   ----------   ----------  ----------  ----------
Cost of gas per therm (cents)                        52.30c      45.80c       50.00c       36.79c      35.35c      32.96c
Total Daily Capacity -
   Therms at December 31*                         4,480,000   5,230,000    5,625,000    5,625,000   4,485,000   4,485,000
                                                 ----------   ----------  ----------   ----------  ----------  ----------
Maximum daily throughput - Therms                 4,022,600   3,980,000    4,735,690    3,864,850   3,768,470   3,539,260
Degree Days (Calendar Month)
For the period                                        7,099       6,535        6,699        7,044       6,981       6,146
Percent colder (warmer) than normal                     4.8        (3.0)        (0.6)         4.4         3.4        (8.4)

* Method for determining daily capacity, based on current network analysis, reflects the maximum demand which the transmission systems can accept without a deficiency.

Item 2.                  PROPERTIES

ELECTRIC PROPERTIES

  The net capability of the Company's electric generating plants in operation as of December 31, 1996 the net generation of each plant for the year ended December 31, 1996, and the year each plant was placed in service are as set forth below:

Electric Generating Plants

                                                                        Net
                                           Year Unit       Net       Generation
                                           Placed in   Capability    thousands
                             Type of Fuel   Service       (Mw)         (kwh)
                             ------------  ----------  ----------   ----------

Beebee Station
          (Steam)             Coal           1959          80         400,081

Beebee Station
          (Gas Turbine)       Oil            1969          14             448

Russell Station
          (Steam)             Coal         1949-1957      260       1,098,660

Ginna Station
          (Steam)             Nuclear        1970         480       2,882,041

Oswego Unit 6/(1)/
          (Steam)             Oil            1980         189          13,772

Nine Mile Point
          Unit No. 2/(2)/
          (Steam)             Nuclear        1988         158       1,212,231

Station No. 9
          (Gas Turbine)       Gas            1969          14             488

Station 5
          (Hydro)             Water          1917          39         199,489

5 Other Stations
          (Hydro)             Water       1906-1960         8          49,501
                                                     --------       ---------
                                                                    5,856,711
Pumped Storage /(3)/                                                  246,726
Less: energy for pumping                                             (370,097)
                                                                    ---------
                                                        1,242       5,733,340
                                                     ========       =========

(1)  Represents 24% share of jointly-owned facility.
(2)  Represents 14% share of jointly-owned facility.
(3)  Owned and operated by the Power Authority.

          The Company owns 147 distribution substations having an aggregate rated transformer capacity of 2,104,854 Kva, of which 138, having an aggregate rated capacity of 1,925,688 Kva, were located on lands owned in fee, and nine of which, having an aggregate rated capacity of 179,166 Kva, were located on land under easements, leases or license agreements. The Company also has 74,527 line transformers with a capacity of 2,960,843 Kva. The Company also owns 24 transmission substations having an aggregate rated capacity of 3,052,017 Kva of which 23, having an aggregate rated capacity of 2,977,350 Kva, were located on land owned in fee and one, having a rated capacity of 74,667 Kva, was located on land under easements. The Company's transmission system consists of approximately 716 circuit miles of overhead lines and approximately 400 circuit miles of underground lines. The distribution system consists of approximately 16,287 circuit miles of overhead lines, approximately 3,777 circuit miles of underground lines and 351,247 installed meters. The electric transmission and distribution system is entirely interconnected and, in the central portion of the City of Rochester, is underground. The electric system of the Company is directly interconnected with other electric utility systems in New York and indirectly interconnected with most of the electric utility systems in the United States and Canada. (See Item 1 - Business, "Electric Operations".)


GAS PROPERTIES

          The gas distribution systems consists of 4,191 miles of gas mains and 289,778 installed meters. (See Item 1 - Business, "Gas Operations" and "Gas Department Statistics".


OTHER PROPERTIES

          The Company owns a ten-story office building centrally located in Rochester and other structures and property. The Company also leases approximately 485,000 square feet of facilities for administrative offices and operating activities in the Rochester area.

          The Company has good title in fee, with minor exceptions, to its principal plants and important units, except rights of way and flowage rights, subject to restrictions, reservations, rights of way, leases, easements, covenants, contracts, similar encumbrances and minor defects of a character common to properties of the size and nature of those of the Company. The electric and gas transmission and distribution lines and mains are located in part in or upon public streets and highways and in part on private property, either pursuant to easements granted by the apparent owner containing in some instances removal and relocation provisions and time limitations, or without easements but without objection of the owners. The First Mortgage securing the Company's outstanding bonds is a first lien on substantially all the property owned by the Company (except cash and accounts receivable). A mortgage securing the Company's revolving credit agreement is also a lien on substantially all the property owned by the Company (except cash and accounts receivable) subject and subordinate to the lien of the First Mortgage. The Company has credit agreements with a domestic bank under which short-term borrowings are secured by the Company's accounts receivable.

Item 3.   LEGAL PROCEEDINGS

          See Item 8, Note 10 - Commitments and Other Matters.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

Item 4-A. EXECUTIVE OFFICERS OF THE REGISTRANT

                                                Age               Positions, Offices and Business Experience
Name                                         12/31/96                             1992 to date
-----------------------------                --------             ---------------------------------------------
Roger W. Kober                                  63                Chairman of the Board and Chief Executive
                                                                  Officer - March 1996 to date.

                                                                  Chairman of the Board, President and Chief
                                                                  Executive Officer - January 1992 to March 1996.

                                                                  President and Chief Executive Officer - 1991
                                                                  to January 1992.

Thomas S. Richards                              53                President and Chief Operating Officer - March
                                                                  1996 to date.

                                                                  Senior Vice President, Energy Services -
                                                                  August 1995 to March 1996.

                                                                  Senior Vice President, Corporate Services and General
                                                                  Counsel - August, 1994 to August 1995.

                                                                  Senior Vice President, Finance and General Counsel - October
                                                                  1993 to August, 1994.

                                                                  General Counsel - October, 1991 to October, 1993.

                                                                  Partner at the law firm of Nixon, Hargrave,
                                                                  Devans & Doyle, Clinton Square, P.O. Box
                                                                  1051, Rochester, NY 14603 prior to joining
                                                                  the Company.


Michael J. Bovalino                             41                Senior Vice President, Energy Services -
                                                                  January 20, 1997 to date.

                                                                  Vice President, Retail Services for Plum
                                                                  Street Enterprises (a wholly owned subsidiary
                                                                  of Niagara Mohawk Power Corporation, 300 Erie
                                                                  Boulevard West, Syracuse, NY 13202) prior to
                                                                  joining the Company.

                                                Age               Positions, Offices and Business Experience
Name                                         12/31/96                             1992 to date
-----------------------------                --------             ---------------------------------------------
Robert E. Smith                                 59                Senior Vice President, Energy Operations - August  1995
                                                                  to date.

                                                                  Senior Vice President, Customer Operations - August, 1994 to
                                                                  August, 1995.

                                                                  Senior Vice President, Production and Engineering - 1991 to
                                                                  August, 1994.


J. Burt Stokes                                  53                Senior Vice President, Corporate Services and Chief
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

David C. Heiligman                              56                Vice President and Corporate Secretary - April 1996 to Date.

                                                                  Vice President, Finance and Corporate Secretary - August
                                                                  1994 to April 1996.

                                                                  Vice President, Secretary and Treasurer 1992 to August, 1994.


Robert C. Mecredy                               51                Vice President, Nuclear Operations -  August, 1994 to Date.

                                                                  Vice President, Ginna Nuclear Production - 1992 to August,
                                                                  1994.


Wilfred J. Schrouder, Jr.                       55                Vice President, Customer Development - August, 1994 to Date.

                                                                  Vice President, Employee Relations, Public Affairs and
                                                                  Materials Management - 1992 to August, 1994.


Daniel J. Baier                                 50                Controller - August, 1994 to Date.

                                                                  Assistant Controller - 1992 to August, 1994.


Mark Keogh                                      51                Treasurer - August, 1994 to Date.

                                                                  Manager, Treasury Department - 1992 to August, 1994.



          The term of office of each officer extends to the meeting of the Board of Directors following the next annual meeting of shareholders and until his or her successor is elected and qualifies.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK AND DIVIDENDS

----------------------------------------------------    ----------------------------------------------------
Earnings/Dividends           1996     1995     1994     Shares/Shareholders           1996    1995    1994
--------------------------  -------- ------- -------    --------------------          ------ ------  -------
Earnings per weighted                                    Number of shares (000's)
  average share              $  2.32  $  1.69  $  1.79   Weighted average             38,762  38,113  37,327
Dividends paid                                           Actual number at
  per share                  $  1.80  $  1.80  $  1.76     December 31                38,851  38,453  37,670
                                                         Number of shareholders
                                                           at December 31             33,675  35,356  37,212
----------------------------------------------------    ----------------------------------------------------


TAX STATUS OF CASH DIVIDENDS

  Cash dividends paid in 1996, 1995 and 1994 were 100 percent taxable for federal income tax purposes.

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

  Quarterly dividends on Common Stock are generally paid on the twenty-fifth day of January, April, July and October. In January 1997, the Company paid a cash dividend of $.45 per share on its Common Stock. The January 1997 dividend payment is equivalent to $1.80 on an annual basis.

COMMON STOCK TRADING

  Shares of the Company's Common Stock are traded on the New York Stock Exchange under the symbol "RGS".


Common Stock - Price Range       1996    1995    1994
----------------------------    ------  ------  ------
High
  1st quarter                   23 3/4      23  26 3/8
  2nd quarter                   21 7/8  22 5/8  25 1/8
  3rd quarter                   21 3/8  24 1/8  23 3/4
  4th quarter                   19 5/8  24 1/8  21 3/8

Low
  1st quarter                   21 1/4  20 3/8  23 3/8
  2nd quarter                   19 7/8  20 1/8  20 1/2
  3rd quarter                       18      20  19 3/4
  4th quarter                   17 7/8  22 3/8  20 1/8

At December 31                  19 1/8  22 5/8  20 7/8

Item 6.  SELECTED FINANCIAL DATA

CONSOLIDATED SUMMARY OF OPERATIONS

(Thousands of Dollars)    Year Ended December 31         1996         1995          1994          1993          1992         1991
----------------------------------------------------------------  ------------  ------------ ------------- ------------ ------------


Operating Revenues
  Electric                                             $690,883     $696,582      $658,148      $638,955      $608,267     $588,930
  Gas                                                   346,279      293,863       326,061       293,708       261,724      235,728
                                                    ------------  -----------  ------------ ------------- ------------  ------------


                                                      1,037,162      990,445       984,209       932,663       869,991      824,658
  Electric sales to other utilities                      16,885       25,883        16,605        16,361        25,541       28,612
                                                    ------------  ----------  ------------  ------------  ------------  ------------



      Total Operating Revenues                        1,054,047    1,016,328     1,000,814       949,024       895,532      853,270
                                                    ------------  ----------  ------------  ------------  ------------  ------------



Operating Expenses
  Fuel Expenses
    Fuel for electric generation                         40,938       44,190        44,961        45,871        48,376       65,105
    Purchased electricity                                46,484       54,167        37,002        31,563        29,706       27,683
    Gas purchased for resale                            202,297      167,762       194,390       166,884       141,291      129,779
                                                    ------------  ----------  ------------  ------------  ------------  ------------



      Total Fuel Expenses                               289,719      266,119       276,353       244,318       219,373      222,567
                                                    ------------  ----------  ------------  ------------  ------------  ------------



Operating Revenues Less Fuel Expenses                   764,328      750,209       724,461       704,706       676,159      630,703
                                                    ------------  ----------  ------------  ------------  ------------  ------------



  Other Operating Expenses
    Operations excluding fuel expenses                  262,816      253,907       235,896       235,381       226,624      208,440
    Maintenance                                          47,063       49,226        55,069        61,693        62,720       65,415
    Depreciation and amortization                       105,614       91,593        87,461        84,177        85,028       84,181
    Taxes - local, state and other                      126,868      133,895       129,778       126,892       124,252      113,649
    Federal income tax - current                         65,757       65,368        35,658        33,453        36,101       28,766
                       - deferred                         3,744          847        25,587        15,877         7,490        5,493
                                                    ------------  ----------  ------------  ------------  ------------  ------------



      Total Other Operating Expenses                    611,862      594,836       569,449       557,473       542,215      505,944
                                                    ------------  ----------  ------------  ------------  ------------  ------------



Operating Income                                        152,466      155,373       155,012       147,233       133,944      124,759

Other Income and Deductions
  Allowance for other funds used during
    construction                                            684          585           396           153           164          675
  Federal income tax                                      3,450       16,948        16,259         9,827         4,195        4,580
  Regulatory disallowances                                    -      (26,866)         (600)       (1,953)       (8,215)     (10,000)

  Pension Plan Curtailment                                    -            -       (33,679)       (8,179)            -            -
  Other, net                                             (2,566)     (14,931)       (4,853)       (7,074)        6,155        6,078
                                                    ------------  ----------  ------------  ------------  ------------  ------------



      Total Other Income and (Deductions)                 1,568      (24,264)      (22,477)       (7,226)        2,299        1,333
                                                    ------------  ----------  ------------  ------------  ------------  ------------



Interest Charges
  Long term debt                                         48,618       53,026        53,606        56,451        60,810       63,918
  Short term debt                                            21          398         1,808         1,487         1,950        2,623
  Other, net                                              9,307        8,658         4,758         5,220         5,228        4,459
  Allowance for borrowed funds used during
    construction                                         (1,423)      (2,901)       (2,012)       (1,714)       (2,184)      (2,905)

                                                    ------------  ----------  ------------  ------------  ------------  ------------


      Total Interest Charges                             56,523       59,181        58,160        61,444        65,804       68,095
                                                    ------------  ----------  ------------  ------------  ------------  ------------

Net Income                                               97,511       71,928        74,375        78,563        70,439       57,997
                                                    ------------  ----------  ------------  ------------  ------------  ------------


Dividends on Preferred Stock
   at required rates                                      7,465        7,465         7,369         7,300         8,290        6,963
                                                    ------------  -----------  ------------  ------------  ------------  -----------



Earnings Applicable to Common Stock                 $    90,046   $   64,463   $    67,006  $     71,263  $     62,149  $    51,034
                                                    ------------  ----------   -----------  ------------  ------------  ------------



Weighted average number of shares for period (000's)     38,762       38,113        37,327        35,599        33,258       31,794

Earnings per Common Share                                 $2.32        $1.69         $1.79         $2.00         $1.86        $1.60

Cash Dividends Declared per Common Share                  $1.80       $1.800         $1.77         $1.73         $1.69       $1.635


CONDENSED CONSOLIDATED BALANCE SHEET

                                                     -----------------------------------------------------------------------------
(Thousands of Dollars)           At December 31,          1996        1995*        1994*        1993*        1992*        1991*
----------------------------------------------------------------------------------------------------------------------------------
Assets
Utility Plant                                          $3,159,759   $3,068,103   $2,981,151   $2,890,799   $2,798,581   $2,706,554
Less: Accumulated depreciation and
    amortization                                        1,569,078    1,518,878    1,423,098    1,335,083    1,253,117    1,178,649
                                                       ----------   ----------   ----------   ----------   ----------   ----------
                                                        1,590,681    1,549,225    1,558,053    1,555,716    1,545,464    1,527,905
Construction work in progress                              69,711      121,725      128,860      112,750       83,834       76,848
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Net utility plant                                       1,660,392    1,670,950    1,686,913    1,668,466    1,629,298    1,604,753
Current Assets                                            250,461      292,596      236,519      248,589      209,621      189,009
Investment in Empire                                           -        38,879       38,560       38,560        9,846           -
Deferred Debits and Regulatory Assets                     450,623      453,726      484,962      488,527      181,434      140,792
                                                       ----------   ----------   ----------   ----------   ----------   ----------
      Total Assets                                     $2,361,476   $2,456,151   $2,446,954   $2,444,142   $2,030,199   $1,934,554
                                                       ==========   ==========   ==========   ==========   ==========   ==========

CAPITALIZATION AND LIABILITIES
Capitalization
Long term debt                                           $646,954     $716,232     $735,178     $747,631     $658,880     $672,322
Preferred stock redeemable at option
  of Company                                               67,000       67,000       67,000       67,000       67,000       67,000
Preferred stock subject to mandatory
  redemption                                               45,000       55,000       55,000       42,000       54,000       60,000
Common shareholders' equity:
  Common stock                                            696,019      687,518      670,569      652,172      591,532      529,339
  Retained earnings                                        90,540       70,330       74,566       75,126       66,968       61,515
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Total common shareholders' equity                         786,559      757,848      745,135      727,298      658,500      590,854
                                                       ----------   ----------   ----------   ----------   ----------   ----------
      Total Capitalization                              1,545,513    1,596,080    1,602,313    1,583,929    1,438,380    1,390,176
                                                       ----------   ----------   ----------   ----------   ----------   ----------

Long Term Liabilities (Department
  of Energy)                                               93,752       90,887       87,826       89,804       94,602       63,626
Current Liabilities                                       158,217      182,338      181,327      234,530      267,276      267,601
Deferred Credits and Other Liabilities                    563,994      586,846      575,488      535,879      229,941      213,151
                                                       ----------   ----------   ----------   ----------   ----------   ----------
      Total Capitalization and Liabilities             $2,361,476   $2,456,151   $2,446,954   $2,444,142   $2,030,199   $1,934,554
                                                       ==========   ==========   ==========   ==========   ==========   ==========


* Reclassified for comparative purposes.

FINANCIAL DATA


        At December 31                          1996    1995    1994    1993    1992    1991
                                               ------  ------  ------  ------  ------  ------

Capitalization Ratios (a) (percent)
Long-term debt                                   44.7    47.4    48.2    49.4    48.2    50.6
Preferred Stock                                   6.9     7.3     7.3     6.6     8.0     8.7
Common shareholders' equity                      48.4    45.3    44.5    44.0    43.8    40.7
                                               ------  ------  ------  ------  ------  ------
 Total                                          100.0   100.0   100.0   100.0   100.0   100.0

Book Value per Common Share - Year End         $20.24  $19.71  $19.78  $19.70  $18.92  $18.41
Rate of Return on Average Common Equity (b)
 (percent)                                      11.41    8.37    8.92   10.25    9.94    8.60
Embedded Cost of Senior Capital (percent)
Long-term debt                                   7.33    7.38    7.40    7.36    7.91    8.32
Preferred stock                                  6.26    6.26    6.26    6.69    6.98    6.97
Effective Federal Income Tax Rate (percent)      40.4    40.7    37.7    33.5    35.9    33.9
Depreciation Rate (percent) - Electric           2.99    2.76    2.69    2.62    2.69    3.05
                            - Gas                2.60    2.59    2.62    2.60    2.78    2.94
Interest Coverages
Before federal income taxes (incld. AFUDC)       3.82    2.95    2.98    2.87    2.62    2.23
                            (excld. AFUDC)       3.79    2.90    2.94    2.84    2.58    2.18
After federal income taxes (incld. AFUDC)        2.68    2.16    2.24    2.24    2.04    1.82
                           (excld. AFUDC)        2.65    2.10    2.20    2.21    2.00    1.77
Interest Coverages Excluding Non-Recurring
 Items (c)
Before federal income taxes (incld. AFUDC)       3.82    3.66    3.55    3.03    2.74    2.38
                            (excld. AFUDC)       3.79    3.61    3.51    3.00    2.70    2.33
After federal income taxes (incld. AFUDC)        2.68    2.62    2.61    2.35    2.12    1.91
                           (excld. AFUDC)        2.65    2.57    2.57    2.32    2.08    1.86


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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company. This assessment contains forward-looking statements which are subject to various risks and uncertainties. The Company's actual results could differ from those anticipated in such forward-looking statements as a result of numerous factors which may be beyond the Company's control. Shown below is a listing of the principal items discussed.

   Earnings Summary                          Page 20

   Competition                               Page 21
       PSC Competitive Opportunities Case
       FERC Open Transmission Orders
       PSC Gas Restructuring Case
       Prospective Financial Position
       Business Strategy
       Nuclear Operating Company

     Rates and Regulatory Matters            Page 25
       1996 Rate Settlement
       1995 Gas Settlement

     Liquidity and Capital Resources         Page 26
       Capital and Other Requirements
       Redemption of Securities
       Financing
       Capital Structure

     Results of Operations                   Page 29
       Operating Revenues and Sales
       Operating Expenses

     Dividend Policy                         Page 32

EARNINGS SUMMARY

     Operating earnings were higher in 1996 due to a good winter heating season and lower interest expense on long-term debt, coupled with savings resulting from cost control efforts by the Company. Partially offsetting the increase were a decrease in electric rates effective July 1 and an increase in certain amortization expenses. For a summary of the earnings effect of changes in revenues and expenses, see the table under Results of Operations.

     Earnings per share were $2.32 in 1996. Earnings per share of $1.69 reported in 1995 were reduced by an aggregate pretax amount of $44.2 million, or $.75 per share net-of-tax, in connection with a negotiated settlement (see 1995 Gas Settlement discussed below) reached between the Company, Staff of the New York State Public Service Commission (PSC) and other parties resolving various proceedings to review issues affecting the Company's gas costs. Future earnings will be affected, in part, by the Company's degree of success in remarketing its excess gas capacity as set under the terms of the 1995 Gas Settlement and in controlling its local gas distribution costs. The Company believes it will be successful in meeting the 1995 Gas Settlement targets over the remaining term of the Settlement period, although no assurance may be given.

     Earnings per share of $1.79 reported in 1994 reflect charges for work force reduction programs completed in that year. In addition to the cost of the work force reduction programs, earnings as reported in 1994 include a charge of $.01 per share for purchased gas undercharges.


Earnings Per Share - Summary
-----------------------------------------------------------------------------
(Dollars per Share)                               1996      1995     1994
-----------------------------------------------------------------------------

Earnings per Share Before Non-recurring Items    $2.32     $ 2.44     $2.39
Non-recurring Items
  1995 Gas Cost Settlement                                  ( .75)*
  Purchased Gas Undercharges                                           (.01)
  Retirement Enhancement Programs                                      (.59)
                                                 -----     ------     -----
Total Non-recurring Items                        $   _     $ (.75)    $(.60)
                                                 -----     ------     -----

  Reported Earnings per Share                    $2.32     $ 1.69     $1.79
                                                 =====     ======     =====

  * $.46 per share charged to earnings, plus $.29 of foregone revenues


          Uncollectible expense in 1996 was $20 million, which included an increase of $5 million in the reserve for doubtful accounts. In 1995, uncollectible expense was $23 million, including an increase of $15 million in the reserve for doubtful accounts. The Company is taking more aggresive steps to improve its collection efforts, as discussed under the heading Operating Expenses, Excluding Fuel.

          The impact of developing competition in the energy marketplace, including the ultimate resolution of the PSC Competitive Opportunities Case (see Competition) will also affect future earnings.


COMPETITION

          PSC Competitive Opportunities Case. Phase I of a PSC proceeding to address various issues related to increasing competition in the New York State electric energy markets (the Competitive Opportunities Case) was completed in the summer of 1994 and resulted in the approval of flexible rate discounts for non-residential electric customers who have competitive alternatives.

          In May 1996 the PSC issued an order which purports to have required the electric utilities in New York State to file plans to implement competition at the wholesale level by 1997 and at the retail level by 1998. The PSC Order required the Company and four other New York investor-owned utilities to file a restructuring plan by October 1, 1996.

          Certain aspects of the restructuring envisioned by the PSC -- particularly the PSC's apparent determinations that it can deny a reasonable opportunity to recover prudent investments made on behalf of the public, order retail wheeling, require divestiture of generation assets and deregulate certain sectors of the energy market -- could, if implemented, have a negative impact on the operations of New York's investor-owned electric utilities, including the Company. The Company therefore joined in a lawsuit filed by the Energy Association of New York State and the State's other electric utilities against the PSC on September 18, 1996, in the New York Supreme Court for Albany County. The utilities requested that the Court declare that the May 20 Order is unlawful or, in the alternative, that the Court clarify that the May 20 Order is a policy statement which has no binding legal effect. On November 26 the Court denied the utilities' motion, however, the Court agreed with their view that the PSC Order was not a binding rule, but only a policy statement which, until an attempt is made to implement it, is not suscepitible to judicial review. Nevertheless, the court decision contains language that suggests the PSC may have authority to, among other things, deny recovery of prudent costs. Because the Court decision seems internally inconsistent and contains adverse language, a notice of appeal was filed by the utilities in December 1996. The litigation is ongoing and the Company is unable at this time to predict the impact of the litigation on the Company's operations.

          The Company's October 1 submission to the PSC explains that certain issues, in addition to the litigation discussed above, need to be addressed satisfactorily before the Company can proceed. These prerequisites to restructuring include: assurance of the recovery of investment made to provide public service; a consistent Statewide treatment of nuclear plants that recognizes the need to treat them as must-run units subject to cost-based rate regulation; assurance of recovery of costs associated with the Kamine/Besicorp Allegheny L.P. project (Kamine)(see Purchased Power Requirement); assurance of recovery of regulatory assets (i.e., generally current costs that have been deferred and/or spread over time to minimize current rate impact); collection of the cost of public policy programs through a Public Policy Charge; and provision of a fair opportunity for the Company to participate in the competitive market-place. Because of the importance of resolving these issues before the Company can voluntarily commit to any major restructuring effort, the Company made its submission subject to the foregoing reservations.

          On a number of the important issues referenced above, the PSC is taking a position contrary to that of the Company and the Company's submission. Although the Company is prepared to proceed on the basis of its submission, changes are certain to arise before the conclusion of the proceeding. The Company is unable to predict how these numerous issues will be resolved, if at all.

          In summary, highlights of the Company's position documented in its submission to the PSC filed on October 1, 1996 are:

- Overview. Subject to the the foregoing legal proceedings and prerequisites, the Company would propose to move toward full competition at the retail level. A regulated distribution company which would also own the Company's generating assets(DISCO/GENCO) would receive electricity purchased in the unregulated wholesale market by unregulated Load Serving Entities (LSEs), and deliver that electricity to the customers of the LSEs. The Company would operate its own unregulated LSE. Before arriving at this final stage, two transition phases would be required.

- Phase I - Functional Reorganization.First, the Company would create a wholesale entity (DISCO/GENCO) comprised of the transmission and distribution functions, together with existing generation and certain contracts. At the same time, the Company would establish a regulated LSE which would handle all retail functions. The DISCO/GENCO would provide electric transmission service to the regulated LSE under a federal-regulated transmission tariff. It might also provide energy distribution service to the regulated LSE under a state-regulated tariff.

          Instead of identifying a specific value of stranded costs, the Company would recover through the LSE the difference between traditional revenue requirements and the revenues received from electric power sales which the Company is able to make into the wholesale market.

- Phase II - Retail Access. The second phase, movement to retail access would begin after an Independent System Operator (ISO) is functioning in a manner sufficient to enable multiple LSEs to operate on the system and after completion of a major pilot program. Under the full-scale access scenario, the Company would, through its unregulated affiliated LSE, continue to compete for customers.

- Treatment of Incumbent Generation. Under the submission, the Company would retire or otherwise remove all of its wholly-owned fossil generating plants from rate base by the year 2009, when the license for the Ginna nuclear plant expires. Prior to retirement, the Company would run those units as needed to support the Company's system and when the wholesale price exceeds their variable cost of operation. Any revenues received from those sales would be used to offset the costs associated with these units.

          Until retirement, Ginna would be operated as a must-run, base load unit and its output would be sold into the wholesale market.

          Nine Mile Two, a nuclear unit which is co-owned with four other utilities, requires a Statewide solution. At least until that time, costs not otherwise recovered in the market would need to be recovered in charges to customers.

- Corporate Structure. Under the Company's suggested approach, implementation of wholesale and retail access would not require divestiture of generation or formation of separate subsidiaries to own and/or operate the Company's generating plants.

- Rate Plan. The Company's current electric rates are governed by a 1996 Settlement that extends through June 1999; gas rates are set pursuant to a 1995 Settlement that remains in effect through October 1998. After the expiration of the settlement periods, the regulated LSE would operate under a multi-year plan based upon cost-of-service regulation. The DISCO's rates for distribution service would be set through a performance-based system that would include price caps subject to an index that would be adjusted downward for presumed productivity gains.

          Stranded costs of generation and other assets that are not mitigated through wholesale power sales would be collected through charges by the DISCO applicable to all customers.


          The Company has participated in extensive settlement discussions with respect to its submission. Although these discussions could result in changes in the ultimate outcome from the Company's position as filed in October, it is too early to determine if any settlement can be achieved. Reply Briefs for this case are due to the Administrative Law Judge on April 17, 1997. As this proceeding does not have a stated suspension period, it is unknown when the PSC will issue a final order.

          The Company is not able to predict the outcome of this proceeding. The nature and magnitude of the potential impact of any proposals ultimately adopted by the PSC on the business of the Company will depend on the specific details of any plan for increased competition and resolution of the complex issues involved, especially those related to competition at the retail level.

          FERC Open Transmission Orders. In early 1996 FERC issued new rules to facilitate the development of competitive wholesale markets by requiring electric utilities to offer "open-access" transmission service on a non-discriminatory basis in tariffs to be filed by July 9, 1996. A FERC release states that utilities are entitled to full recovery of "legitimate, prudent and verifiable" strandable costs at the state and federal level. This release concludes that FERC should be the principal forum for addressing wholesale strandable costs, while suggesting state regulatory authorities should address the recovery of strandable costs which may result from retail competition.

          The Company filed its required transmission service tariff on July 9, 1996. The new tariff would apply to wholesale purchases and sales made by the Company and the financial impact will depend on prevailing energy prices in the wholesale market. The near-term impacts of this tariff are not expected to be significant. Hearings on the rates and term in the Company's tariff filing have been set for September 1997. The Company plans to proceed with the case independent of the New York Power Pool (NYPP) filings discussed below until such time as those filings are accepted and effectively supersede the Company's filing.

          In December 1996 the NYPP member companies submitted a compliance filing with FERC in accordance with the requirements of the FERC's "open access" order. The NYPP filing indicates the intention to restructure the power pool using an ISO structure, as endorsed by FERC. At the present time, member companies of the NYPP continue to participate in collaborative efforts with State regulators and other interested parties to develop and implement a new pool-wide pricing system for both wholesale energy products and transmission service. It is anticipated that a formal NYPP tariff filing with FERC will occur by the end of January 1997.

          In order to support the FERC's "open access" order, the NYPP member companies have established a centralized transmission service information network, which went on-line in early January 1997. This "open access same-time information system" (OASIS) will enable all wholesale customers of New York State's bulk power system to obtain timely information regarding transmission service availability and pricing via the Internet.

          Significant changes to NYPP pricing procedures are expected, but their projected effects on the Company's operations and financial performance are currently not expected to be substantial;but, it is unclear what effect these changes may have once other regulatory changes in New York State are implemented. At the present time, the Company cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations or the financial condition of the Company.

          PSC Gas Restructuring Case. In March 1996 the PSC issued an Order and approved utility restructuring plans designed to open up the local natural gas market to competition and thereby allow residential, small business and commercial/industrial users the same ability to purchase their gas supplies from a variety of sources, other than the local utility, that larger industrial customers already have. Under two new gas transportation tariffs, gas customers have a choice of suppliers beginning November 1, 1996. The Company will distribute the gas and charge for the distribution as well as associated services. The Company believes its position in the market is such that it will maintain its distribution system margins. Under a phase-in limitation, loss of gas commodity sales may be limited to five percent of the Company's annual gas volume the first year, and then five additional percent for each of the following two years. The phase-in will be reviewed as experience is gained with the program. The Company anticipates that the use of transportation gas service will increase; however, through year-end 1996 no customers were being served under this new service.

          COMPETITION AND THE COMPANY'S PROSPECTIVE FINANCIAL POSITION. It is possible that New York State utilities may be unable to recover all of their regulatory and generating assets in a competitive market brought about by regulatory changes, and thus may need to write down the value of those assets. Further, in the PSC Competitive Opportunities Case discussed above, the PSC has asserted it lawfully may disallow recovery of some or all of such costs in rates, and the Supreme Court, Albany County, has indicated its concurrence in that position. The Company currently believes its regulatory and generating assets are probable of recovery in rates. However, given industry trends toward competition, and the position of the PSC, no assurance can be given as to the extent, if any, writeoffs of such assets may ultimely be necessary (see Note 10 of the Notes to Financial Statements).

          Regulatory and Strandable Assets. With PSC approval, the Company has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. These deferred costs are shown as Regulatory Assets on the Company's Balance Sheet and a discussion and summarization of such Regulatory Assets is presented in Note 10 of the Notes to Financial Statements. Such cost deferral is appropriate under traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. If the Company's rate setting were to be changed from a cost-of-service approach, and it were no longer allowed to defer these costs, these assets would be written down for any impairment to recovery. In certain cases, the entire amount could be written off.

          In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts (e.g., the Kamine contract), or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. As discussed in
Note 10 to the Financial Statements, the amount of potentially strandable assets at December 31, 1996 cannot be determined at this time, but could be significant. Strandable assets, if any, would be written down for impairment of recovery in the same manner as deferred costs discussed above.

          At December 31, 1996 the Company believes that its Regulatory and Strandable Assets, if any, are not impaired and are probable of recovery, although no such assurance can be given.

          THE COMPANY'S RESPONSE. The growing pace of competition in the energy industry has been a primary focus of management over the past three years. The Company accepts the challenges of this new environment and is responding to the impact of increased competition.

          Business Strategy. The focus of the Company will be retail energy services. The Company's core business will be the marketing and providing of electricity, natural gas, transmission and distribution services, and other energy-related services to retail customers. A closely-aligned future business may be providing gas transmission and gas and electric distribution services to other energy services companies. In addition, the Company anticipates that energy-related services will be developed and provided by an unregulated entity to markets and areas within and beyond its current regulated franchise service territory.

          The Company is continuously assessing various strategies which may enhance its ability to respond to competitive forces and regulatory change. Such strategies may include business partnerships with other companies, internal restructuring involving a separation of some or all of the Company's wholesale or retail businesses, and acquisitions of related businesses. In its October 1, 1996 submission to the PSC under the Competitive Opportunities Case, the Company envisioned functional separation among generation, distribution and retailing elements of the Company's electric energy business as part of its move toward implementing this business strategy.

          Nuclear Operating Company. In mid-October the Company and Niagara Mohawk Power Corporation (Niagara) announced plans to form a joint nuclear operating company to support and manage the operations of the Company's Ginna Nuclear Plant and two plants operated by Niagara, Nine Mile Point One and Two. The plan includes the initial formation of a nuclear services entity to provide support services to the plants.


RATES AND REGULATORY MATTERS

          1996 Rate Settlement. The PSC approved a Settlement Agreement (1996 Rate Settlement) among the Company, PSC Staff and several other parties which set rates for a three-year period, commencing July 1, 1996 and concluding June 30, 1999. Under the 1996 Rate Settlement base electric rates for the first year (commencing July 1, 1996) are decreased to a level that reduces revenues in an amount equal to 1.0 percent ($7.1 million). In each of the second and third years, base rates will be decreased by an additional amount equal to 0.5 percent ($3.5 million) of the revenues that were produced by the rates in effect in the immediately preceding year. In addition, the 1996 Rate Settlement reduces and holds constant fuel cost recoveries for the three-year period. This provision, combined with the base rate decreases, is expected to produce effective overall rate decreases of 3.5% for residential customers and 5.0% to 6.0% for non-residential customers over the three-year period.

          The 1996 Rate Settlement provides that, if the Company achieves a return in excess of 11.2 percent over the entire three-year period, the Company can retain 50 percent of the excess as earnings and shall use the remaining 50 percent to write down its investment in nuclear assets. If the return on equity in any rate year falls below 8.5 percent or rises above 14.5 percent, or pre-tax cash interest coverage falls below 2.5 times, or fuel cost changes (other than Kamine costs), result in a swing of more than 10 percent in electric common earnings, then either the Company or any other party can petition the PSC for a change in the rates.

          The PSC failed to approve provisions of the 1996 Rate Settlement related to Kamine which would have permitted immediate recovery of increases in Kamine costs, subject to subsequent PSC review and failed to approve other provisions related to certain gas costs. On October 28, 1996, the Company sought judicial review of the PSC's decision to exclude these two items from the 1996 Rate Settlement. The Company and the PSC have agreed to delay this proceeding until there are further developments on these matters.

          1995 Gas Settlement. In October of 1995, a settlement of various gas rate and management issues was finalized (the 1995 Gas Settlement). This settlement affects the rate treatment of various gas costs through October 31, 1998.

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

          The economic effect of the 1995 Gas Settlement on the Company's 1995 results of operations was to reduce earnings by $.75 per share. The 1995 Gas Settlement is fully reflected in 1996 results.

          The Company has entered into several agreements to help manage its pipeline capacity costs and has successfully met settlement targets for capacity remarketing for the twelve months ending October 31, 1996, thereby avoiding negative financial impacts for that period. The Company believes that it will also be successful in meeting the Settlement targets in the remaining two years of the Settlement period, although no assurance may be given.

          For additional information about the effects of the 1995 Gas Settlement on the Company's financial condition and results of operations, see
Note 10 of the Notes to Financial Statements.

          Flexible Pricing Tariff. Under its flexible pricing tariff for major industrial and commercial electric customers, the Company may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. Under the terms of the 1996 Rate Settlement, the Company will absorb, as it has done since the inception of these rates, the difference between the discounted rates paid under these individual contracts and the rates that would otherwise apply. Approximately 27 percent of all electric sales (KWHs) to customers are made under long-term contracts, primarily to large industrial customers. These sales represent approximately 65 percent of the Company's revenues from customers who purchase $500,000 of electricity or more per year. The Company has not experienced any customer loss due to competitive alternative arrangements.



Rate Increases (Decreases)
-----------------------------------------------------------------------------------------------
            Effective               Amount of Increase (Decrease)            Authorized
Class of    Date of Increase              (Annual Basis)                Rate of Return on
Service      (Decrease)                (000's)         Percent       Rate Base         Equity
-----------------------------------------------------------------------------------------------
Electric    July  1, 1993             $18,500             2.8%        9.46%              11.50%
            July  1, 1994              20,900             3.0         9.23               11.50
            July  1, 1995              18,300             2.5         9.30               11.50
            July  1, 1996              (7,072)           (1.0)        9.22               11.20


Gas         July  1, 1993               2,600             1.1         9.46               11.50
            July  1, 1994               7,400             3.0         8.90               11.50
            July  1, 1995                 ---             ---         9.30               11.50


LIQUIDITY AND CAPITAL RESOURCES

          Cash flow, mainly from operations, provided the funds for the debt reductions, as well as funds for construction expenditures during 1996 (see Consolidated Statement of Cash Flows). Capital requirements during 1997 are anticipated to be satisfied primarily from a combination of internally generated funds and the use of short-term credit arrangements.

          CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for electric generation, transmission and distribution facilities, and gas mains and services as well as the repayment of existing debt. The Company has no current plans to install additional baseload generation.

          Ginna Steam Generator Replacement. In 1996 the Company completed replacement of the two steam generators at the Ginna Nuclear Plant. Improved plant efficiency has allowed the plant to recapture output capacity that had been lost due to the declining performance of the former generators. Cost of the replacement was approximately $107 million, about $40 million for the steam generators, about $50 million for the installation and the remainder for Company engineering, radiation protection, plant support, other services and finance charges. During 1996, the Company spent $45.7 million on this project. The project was completed within a PSC-approved cost of $115 million and savings under that amount will be shared between the Company and its customers.

          Purchased Power Requirement. Under federal and New York State laws and regulations, the Company is required to purchase the electrical output of unregulated cogeneration facilities which meet certain criteria (Qualifying Facilities). The Company was compelled by regulators to enter into a contract with Kamine for approximately 55 megawatts of capacity, the circumstances of which are discussed in Note 10 of the Notes to Financial Statements. The Kamine contract and the outcome of related litigation could have an important impact on the Company's electric rates and its ability to function effectively in a competitive environment. The Company has no other long-term obligations to purchase energy from Qualifying Facilities.

          Sale of Interest in Empire State Pipeline. In September 1996 the Company's wholly-owned subsidiary, Energyline Corporation, sold its 20% ownership interest in the Empire State Pipeline (Empire) to the other co-tenants, subsidiaries of The Coastal Corporation and Westcoast Energy Inc. The Company will remain a customer of Empire. The sale of Empire did not have a material impact on the Company's financial condition.

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

          REDEMPTION OF SECURITIES. In addition to first mortgage bond maturities and mandatory sinking fund obligations over the past three years, discretionary redemption of securities totaled $24.5 million in 1994, $1 million in 1995, and $49 million in 1996.

          CAPITAL REQUIREMENTS - SUMMARY. Capital requirements for the three-year period 1994 to 1996 and the current estimate of capital requirements through 1999 are summarized in the Capital Requirements table.

          The Company's capital expenditures program is under continuous review and could be revised for any number of issues. The Company also may consider, as conditions warrant, the redemption or refinancing of certain long-term securities.


Capital Requirements
---------------------------------------------------------------------------------
                                             Actual                Projected

                                        1994  1995  1996         1997 1998  1999
Type of Facilities                               (Millions of Dollars)
---------------------------------------------------------------------------------
Electric Property
 Production                            $ 42  $ 48  $ 57          $ 15  $ 22  $ 13
 Energy Delivery                         27    25    23            31    57    45
                                       ----  ----  ----          ----  ----  ----

  Subtotal                               69    73    80            46    79    58
Nuclear Fuel                             16    17    16            21    16    16
                                       ----  ----  ----           ----  ----  ---

  Total Electric                         85    90    96            67    95    74
Gas Property                             20    14    17            19    21    21
Common Property                          12     4     6            15    14     7
                                       ----  ----  ----           ----  ----  ---

  Total                                 117   108   119           101   130   102


Carrying Costs
 Allowance for Funds Used During
  Construction                            2     3     2             1     1     1
                                       ----  ----  ----           ----  ----  ---

Total Construction Requirements         119   111   121           102   131   103
 Securities Redemptions, Maturities
 and Sinking Fund Obligations*           52     1    67            30    40    40
                                       ----  ----  ----           ----  ----  ---

  Total Capital Requirements           $171  $112  $188          $132  $171  $143
                                       ----  ----  ----          ----  ----  ----

* Excludes prospective refinancings.



          FINANCING AND CAPITAL STRUCTURE. Capital requirements in 1996 were satisfied primarily with internally generated funds and the Company had no public issuance of securities during the year. The Company had $14.0 million of short-term debt outstanding at December 31, 1996. Energyline Corporation, a wholly-owned subsidiary of the Company, had temporary cash investments of $17.5 million at year-end 1996 resulting primarily from the sale of its share of the Empire project. The Company foresees modest near-term financing requirements.

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

          During 1996 approximately 398,000 new shares of Common Stock were sold through the Company's Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan) and an employee stock purchase plan, providing $8.6 million to help
finance its capital expenditures program.   In July 1996 the Company began
providing for ADR Plan and employee stock plan shares on the open market. These plans permit the Company to issue new shares to participants or to purchase outstanding shares on the open market.

          Capital Structure. Common equity (including retained earnings) comprised 48.4 percent of the Company's capitalization at December 31, 1996, with the balance being comprised of 6.9 percent preferred equity and 44.7 percent long-term debt. As presented, these percentages are based on the Company's capitalization exclusive of securities due within one year and inclusive of the Company's long-term liability to the United States Department of Energy (DOE) for nuclear waste disposal as explained in Note 10 of the Notes to Financial Statements.

RESULTS OF OPERATIONS

          The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing 1996 to 1995 and 1995 to 1994. The Notes to Financial Statements contain additional information. A summary of changes in Electric and Gas Department revenues and expenses is presented in the Operating Revenues and Expenses table.


Operating Revenues and Expenses                                                          (Millions of Dollars)

                                                                                   Twelve Months      Twelve Months
                                                                                        1996              1995
                                                                                     -----------      -------------

Prior Year Earnings                                                                       $ 64.5          $ 67.0

Increase (decrease) in earnings:

Electric revenue changes                                                                   (14.7)           47.7
-     Includes effect of rate changes
-     Consumption changes including weather
-     Changes in sales to other electric utilities

Electric fuel cost changes                                                                  10.9           (16.4)

Gas margin (revenue less fuel)                                                              17.9            (5.6)
-     Consumption changes including weather
-     1995 Gas Settlement effects

Uncollectible Expense                                                                        3.1           (14.1)

Payroll changes                                                                             (6.5)           (0.9)
-     Amortization of early retirement program
-     Ongoing outplacement program
-     Improved employee performance

Miscellaneous non-fuel operating and maintenance                                            (3.3)            2.8

Depreciation and amortization                                                              (14.0)           (4.1)

Net federal income tax effects                                                             (16.8)           (4.3)

Local and state tax effects                                                                  7.0            (4.1)

Change in Regulatory Disallowances                                                          26.9           (26.3)

Pension Plan Curtailment effect                                                             ----            33.7

Other income and deductions effects                                                         12.4            (9.9)

Interest Expense                                                                             2.6            (1.0)
-     Redeemed 8 3/8% Series CC bonds 3/7/96
-     Matured 5.3% Series V bonds 5/1/96
                                                                                          ------          ------
Current Year Earnings                                                                     $ 90.0          $ 64.5


     OPERATING REVENUES AND SALES. Operating revenues in 1996 were higher due to the effect of an extended period of cold weather on electric and gas sales, compared to the revenue effect of unusually warm weather in the first quarter of 1995. In addition, higher revenues in 1996 resulted from recovery of higher purchased gas costs offset in part by lower electric fuel and purchased electricity costs, an electric rate decrease effective July 1, 1996, and cooler 1996 summer weather.

      The effect of weather variations on operating revenues is most measurable in the Gas Department, where revenues from spaceheating customers comprise about 90 to 95 percent of total gas operating revenues. Weather in the Company's service area during 1996 was 4.8 percent colder than normal and 8.6 percent colder than last year on a calendar month heating degree day basis. In contrast, weather during 1995 was warmer than normal, with the weather during 1995 being 2.4 percent warmer than 1994. With elimination of the weather normalization clause in the Company's gas tariff effective November 1, 1995, abnormal weather variations may have a more pronounced effect on gas revenues. Warmer than normal summer weather during 1995 boosted electric energy sales to meet the demand for air conditioning usage, while summer weather during 1996 was 43 percent cooler than 1995 and, accordingly, hampered such sales.

     Compared with a year earlier, kilowatt-hour sales of energy to retail customers were up less than one percent in 1996, following a 2.8 percent increase in 1995. Sales to industrial customers led the increase in both 1996 and 1995 compared to a year earlier. This gain was driven by one large industrial customer who is purchasing more electric power as an alternative to power produced at its own plant. Electric demand for air conditioning usage had a significant impact on kilowatt-hour sales in 1995 and 1996.

     Fluctuations in revenues from electric sales to other utilities are generally related to the Company's customer energy requirements, New York Power Pool energy market and transmission conditions and the availability of electric generation from Company facilities. In contrast to 1995, revenues from sales to other electric utilities declined in 1996 reflecting decreased kilowatt-hour sales to such utilities, lower average rates, less generation from the Company's Ginna Nuclear Plant, and increased retail sales. Electric sales for resale generally result in low profit margin contribution to the Company due to regulatory sharing mechanisms and relatively low prices caused by excess supply.

     The transportation of gas for large-volume customers who are able to purchase natural gas from sources other than the Company is an important component of the Company's marketing mix. Company facilities are used to distribute this gas, which amounted to 16.8 million dekatherms in 1996 and 14.6 million dekatherms in 1995. These purchases by eligible customers have caused decreases in Company revenues, with offsetting decreases in purchased gas expenses and, in general, do not adversely affect earnings because transportation customers are billed at rates which, except for the cost of buying and transporting gas to the Company's city gate, approximate the rates charged the Company's other gas service customers. Gas supplies transported in this manner are not included in Company therm sales, depressing reported gas sales to non-residential customers.

     Therms of gas sold and transported, including unbilled sales, were up 7.9 percent in 1996, after being nearly flat in 1995. These changes reflect, primarily, the effect of weather variations on therm sales to customers with spaceheating. If adjusted for normal weather conditions, residential gas sales would have decreased less than one percent in 1996 over 1995, while non-residential sales, including gas transported, would have increased approximately three percent in 1996. The average use per residential gas customer, when adjusted for normal weather conditions, was down in 1996, following a modest increase in 1995.


OPERATING EXPENSES.

     Energy Costs - Electric. For the 1996 comparison period, lower electric fuel costs resulted from less electric generation. Lower fuel expense for electric generation in 1995 compared with a year earlier reflects primarily a drop in the average cost of coal used to generate power. Total Company electric
generation was up 4.5 percent in 1995 over 1994.   The average cost of nuclear
fuel was up slightly in 1995 and 1996. The fuel cost adjustment clause has been eliminated effective July 1, 1996. Company shareholders will assume the full benefits and detriments realized from actual electric fuel costs and generation mix compared with PSC-approved forecast amounts.

     The Company normally purchases electric power to supplement its own generation when needed to meet load or reserve requirements, and when such power is available at a cost lower than the Company's production cost. Under a contract with Kamine, however, the Company has been required to purchase unneeded energy at uneconomical rates (see Note 10 of the Notes to Financial Statements). The Company purchased 337 thousand megawatt-hours of energy from Kamine at a total price of $16.6 million in 1995. The Kamine facility has been out of service since the middle of February 1996 which helped to lower the unit cost for purchased electricity in 1996. Electric purchased power expense was down in 1996 despite an increase in kilowatt-hours purchased.

     Energy Management and Costs - Gas. The Company acquires gas supply and transportation capacity based on its requirements to meet peak loads which occur in the winter months. The Company is committed to transportation capacity on Empire and the CNG Transmission Corporation (CNG) pipeline system, as well as to upstream pipeline transportation and storage services. The combined CNG and Empire transportation capacity is comparable to the Company's current requirements.

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

     Fluctuations in gas purchased for resale expense for both the 1996 and 1995 comparison periods were driven by changes in the cost of purchased gas. The commodity cost of gas was higher in 1996 after dropping in 1995.

     Operating Expenses, Excluding Fuel. For the 1996 comparison period, the increase in other operating expenses excluding fuel reflects mainly higher payroll costs and an increase in amortization expense beginning July 1, 1996 for customer information system enhancements. Higher payroll costs for this period reflects amortization of additional early retirement costs for programs concluded in October 1994 and greater employee redeployment/outplacement costs. Other operation expense increased approximately $18.0 million in 1995, after remaining nearly flat in 1994. An additional expense accrual for doubtful accounts increased operating expenses by $15.0 million in 1995. This expense was partially offset by lower costs for payroll, employee welfare, and materials and supplies due, in part, to Company cost control efforts and the work reduction programs undertaken in 1994.

     The Company is taking more aggressive steps to improve its collection efforts. These include additional field collectors, the centralization of all collection functions, and the implementation of several calling programs that target customers in arrears. Further, the Company now utilizes collection agencies to perform additional collection activities. The Company has also initiated more legal activity against certain accounts, both commercial and residential. Given these initiatives, the Company anticipates its allowance for doubtful accounts may decline in 1997, although no assurance may be given.

     The increase in depreciation expense for 1996 over 1995 primarily results from depreciation of the new Ginna Nuclear Plant steam generators (approximately $800,000 additional expense per month) and recovery of increased nuclear decommissioning expense of approximately $3.2 million per quarter beginning July 1, 1996. For the 1995 comparison periods, the increase in depreciation expense is due mainly to an increase in depreciable plant.

     Taxes Charged To Operating Expenses. The decrease in local, state and other taxes in 1996 reflects mainly lower property taxes due to decreases in assessments. For the 1995 comparision period, the increase in local, state and other taxes reflects certain assessments for prior years' taxes.

     OTHER STATEMENT OF INCOME ITEMS. Variations in non-operating federal income tax reflect mainly accounting adjustments related to retirement enhancement programs, regulatory disallowances, and employee performance incentive programs (discussed below in this section).

     Recorded under the caption Other Income and Deductions is the recognition of retirement enhancement programs designed to reduce overall labor costs and which were completed in the third quarter of 1994.

     For the 1996 comparison period, Other Income and Deductions, Other -- net increased mainly due to the elimination in 1996 of two accrued expenses in 1995 related to depreciation expense for the Empire State Pipeline and amortization of certain employee early retirement costs. In addition, both comparision periods reflect changes in the expense of an employee performance incentive program. These programs recognize employees' achievements in meeting corporate goals and reducing expenses.

     Both mandatory redemptions and the optional redemptions of certain higher-cost first mortgage bonds have helped to reduce long-term debt interest expense over the three-year period 1994-1996. The average short-term debt outstanding decreased in 1995 and 1996.


DIVIDEND POLICY

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


A.   FINANCIAL STATEMENTS

     Report of Independent Accountants

     Consolidated Statement of Income for each of the three years ended December 31, 1996.

     Consolidated Statement of Retained Earnings for each of the three years ended December 31, 1996.

     Consolidated Balance sheet at December 31, 1996 and 1995.

     Consolidated Statement of Cash Flows for each of the three years ended December 31, 1996.

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


B.   SUPPLEMENTARY DATA

     Interim Financial Data.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors of
Rochester Gas and Electric Corporation


     In our opinion, the consolidated financial statements listed under Item 8A in the index appearing on the preceding page present fairly, in all material respects, the financial position of Rochester Gas and Electric Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP


Rochester, New York
January 17, 1997

CONSOLIDATED STATEMENT OF INCOME

(Thousands of Dollars)       Year Ended December 31,           1996        1995        1994
Operating Revenues
  Electric                                                   $690,883    $696,582    $658,148
  Gas                                                         346,279     293,863     326,061
                                                            ----------  ----------  ----------
                                                            1,037,162     990,445     984,209
  Electric sales to other utilities                            16,885      25,883      16,605
                                                            ----------  ----------  ----------

      Total Operating Revenues                              1,054,047   1,016,328   1,000,814
                                                            ----------  ----------  ----------

Operating Expenses
  Fuel Expenses
    Fuel for electric generation                               40,938      44,190      44,961
    Purchased electricity                                      46,484      54,167      37,002
    Gas purchased for resale                                  202,297     167,762     194,390
                                                            ----------  ----------  ----------

      Total Fuel Expenses                                     289,719     266,119     276,353
                                                            ----------  ----------  ----------

Operating Revenues Less Fuel Expenses                         764,328     750,209     724,461
                                                            ----------  ----------  ----------

  Other Operating Expenses
    Operations excluding fuel expenses                        262,816     253,907     235,896
    Maintenance                                                47,063      49,226      55,069
    Depreciation and amortization                             105,614      91,593      87,461
    Taxes - local, state and other                            126,868     133,895     129,778
    Federal income tax                                         69,501      66,215      61,245

      Total Other Operating Expenses                          611,862     594,836     569,449
                                                            ----------  ----------  ----------

Operating Income                                              152,466     155,373     155,012

Other Income and Deductions
  Allowance for other funds used during construction              684         585         396
  Federal income tax                                            3,450      16,948      16,259
  Regulatory disallowances                                          -     (26,866)       (600)
  Pension Plan Curtailment                                          -           -     (33,679)
  Other, net                                                   (2,566)    (14,931)     (4,853)
                                                            ----------  ----------  ----------

      Total Other Income and (Deductions)                       1,568     (24,264)    (22,477)
                                                            ----------  ----------  ----------

Interest Charges
  Long term debt                                               48,618      53,026      53,606
  Other, net                                                    9,328       9,056       6,566
  Allowance for borrowed funds used during construction        (1,423)     (2,901)     (2,012)
                                                            ----------  ----------  ----------

      Total Interest Charges                                   56,523      59,181      58,160
                                                            ----------  ----------  ----------

Net Income                                                     97,511      71,928      74,375
                                                            ----------  ----------  ----------

Dividends on Preferred Stock                                    7,465       7,465       7,369
                                                            ----------  ----------  ----------

Earnings Applicable to Common Stock                          $ 90,046    $ 64,463    $ 67,006
                                                            ----------  ----------  ----------


Weighted Average Number of Shares for Period (000's)           38,762      38,113      37,327

Earnings per Common Share                                       $2.32       $1.69       $1.79




CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(Thousands of Dollars)    Year Ended December 31,               1996       1995       1994
Balance at Beginning of Period                                $70,330     $74,566     $75,126
Add
   Net Income                                                  97,511      71,928      74,375
   Adjustment Associated with Stock Redemption                      -           -      (1,398)
                                                            ----------  ----------  ----------
       Total                                                  167,841     146,494     148,103
                                                            ----------  ----------  ----------

Deduct
   Dividends declared on capital stock
     Cumulative preferred stock - at required rates
       (Note 7)                                                 7,465       7,465       7,369
     Common Stock                                              69,836      68,699      66,168
                                                            ----------  ----------  ----------
       Total                                                   77,301      76,164      73,537
                                                            ----------  ----------  ----------

Balance at End of Period                                    $  90,540   $  70,330   $  74,566
                                                            ----------  ----------  ----------

Cash Dividends Declared per Common Share                        $1.80       $1.80       $1.77


The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)         At December 31,                                       1996             1995*
--------------------------------------------------------------------------------------------------------------
Assets
Utility Plant
Electric                                                                          $2,413,881       $2,342,981
Gas                                                                                  391,231          382,071
Common                                                                               129,946          135,526
Nuclear fuel                                                                         224,701          207,525
                                                                                  ----------       ----------
                                                                                   3,159,759        3,068,103
Less: Accumulated depreciation                                                     1,381,908        1,345,552
      Nuclear fuel amortization                                                      187,170          173,326
                                                                                  ----------       ----------
                                                                                   1,590,681        1,549,225
Construction work in progress                                                         69,711          121,725
                                                                                  ----------       ----------
      Net Utility Plant                                                            1,660,392        1,670,950
                                                                                  ----------       ----------

Current Assets
Cash and cash equivalents                                                             21,301           44,121
Accounts receivable, net of allowance for doubtful accounts:
  1996 - $ 17,500; 1995 - $ 11,950                                                   112,908          121,123
Unbilled revenue receivable                                                           53,261           64,169
Materials, supplies and fuels, at average cost                                        39,888           38,650
Prepayments                                                                           23,103           24,533
                                                                                  ----------       ----------
      Total Current Assets                                                           250,461          292,596
                                                                                  ----------       ----------

Investment in Empire                                                                      -            38,879
Deferred Debits
Nuclear generating plant decommissioning fund                                         91,195           71,540
Nine Mile Two deferred costs                                                          31,360           32,411
Unamortized debt expense                                                              14,820           16,712
Other deferred debits                                                                 28,759           21,857
Regulatory assets (Note 10)                                                          284,489          311,206
                                                                                  ----------       ----------
      Total Deferred Debits                                                          450,623          453,726
                                                                                  ----------       ----------
      Total Assets                                                                $2,361,476       $2,456,151
                                                                                  ----------       ----------


Capitalization and Liabilities
Capitalization
Long term debt - mortgage bonds                                                     $555,054         $624,332
               - promissory notes                                                     91,900           91,900
Preferred stock redeemable at option of Company                                       67,000           67,000
Preferred stock subject to mandatory redemption                                       45,000           55,000
Common shareholders' equity:
  Common stock                                                                       696,019          687,518
  Retained earnings                                                                   90,540           70,330
                                                                                  ----------       ----------
      Total Common Shareholders' Equity                                              786,559          757,848
                                                                                  ----------       ----------
      Total Capitalization                                                         1,545,513        1,596,080
                                                                                  ----------       ----------

Long Term Liabilities (Department of Energy)
  Nuclear waste disposal                                                              79,057           75,077
  Uranium enrichment decommissioning                                                  14,695           15,810
                                                                                  ----------       ----------
      Total Long Term Liabilities                                                     93,752           90,887
                                                                                  ----------       ----------

Current Liabilities
Long term debt due within one year                                                    20,000           18,000
Preferred stock redeemable within one year                                            10,000               -
Short term debt                                                                       14,000               -
Note Payable - Empire                                                                    -             29,600
Accounts payable                                                                      49,462           52,578
Dividends payable                                                                     19,349           19,170
Taxes accrued                                                                          4,694           18,638
Interest accrued                                                                      10,317           12,844
Other                                                                                 30,395           31,508
                                                                                  ----------       ----------
      Total Current Liabilities                                                      158,217          182,338
                                                                                  ----------       ----------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                    370,028          377,652
Pension costs accrued                                                                 69,806           71,580
Other                                                                                124,160          137,614
                                                                                  ----------       ----------
      Total Deferred Credits and Other Liabilities                                   563,994          586,846
                                                                                  ----------       ----------

Commitments and Other Matters (Note 10)                                                   -                -
                                                                                  ----------       ----------
      Total Capitalization and Liabilities                                        $2,361,476       $2,456,151
                                                                                  ----------       ----------

* Reclassified for comparative purposes.


The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS


(Thousands of Dollars)                  Year Ended December 31             1996          1995 *       1994  *
--------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATIONS
Net income                                                             $   97,511    $   71,928    $   74,375
Adjustments to reconcile net income to net cash provided
  from operating activities:
Depreciation and amortization                                             121,824       109,575       105,509
Deferred fuel                                                              (6,501)        3,432       (30,658)
Deferred income taxes                                                       6,391        (8,047)       13,193
Allowance for funds used during construction                               (2,107)       (3,486)       (2,408)
Unbilled revenue, net                                                      10,908        (9,899)        7,060
Nuclear generating plant decommissioning fund                             (11,732)       (8,837)       (8,594)
Pension costs accrued                                                      (2,494)        6,280        43,942
Post employment benefit internal reserve                                    6,626         4,636         5,287
Regulatory disallowance                                                        -         26,866           600
Changes in certain current assets and liabilities:
  Accounts receivable                                                       8,215       (10,706)       (5,664)
  Materials, supplies and fuels                                            (1,238)        6,837        13,129
  Taxes accrued                                                           (13,944)       15,167        (3,001)
  Accounts payable                                                         (3,116)        9,644        (9,662)
  Other current assets and liabilities, net                                (5,186)        9,639          (671)
Other, net                                                                 (3,931)       28,762        13,144
                                                                      -----------    ----------     ---------
       Total Operating                                                    201,226       251,791       215,581
--------------------------------------------------------              -----------    ----------     ---------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                           (114,274)     (109,547)     (117,219)
Other, net                                                                  9,204        11,124          (150)
                                                                      -----------    ----------     ---------
       Total Investing                                                   (105,070)      (98,423)     (117,369)
--------------------------------------------------------              -----------    ----------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
  Sale/Issuance of common stock                                             8,612        17,074        17,369
  Sale of preferred stock                                                       -             -        25,000
  Short term borrowings                                                    14,000       (51,600)      (16,500)
Retirement of long term debt                                              (67,332)       (1,000)      (33,750)
Retirement of preferred stock                                                   -             -       (18,000)
Dividends paid on preferred stock                                          (7,465)       (7,465)       (7,328)
Dividends paid on common stock                                            (69,657)      (68,347)      (65,457)
Other, net                                                                  2,866          (719)          937
                                                                      -----------    ----------     ---------
       Total Financing                                                   (118,976)     (112,057)      (97,729)
                                                                      -----------    ----------     ---------
       Increase (Decrease) in cash and cash equivalents               $   (22,820)   $   41,311     $     483
       Cash and cash equivalents at beginning of year                 $    44,121    $    2,810     $   2,327
                                                                      -----------    ----------     ---------
       Cash and cash equivalents at end of year                       $    21,301    $   44,121     $   2,810
--------------------------------------------------------              -----------    ----------     ---------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(Thousands of Dollars)                  Year Ended December 31            1996          1995          1994
---------------------------------------------------------------------------------------------------------------
Cash Paid During the Year
Interest paid (net of capitalized amount)                             $   55,545     $  56,592     $  57,186
Income taxes paid                                                     $   76,890     $  43,500     $  28,411
                                                                      -----------    ----------     ---------


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

     Energyline was formed as a gas pipeline corporation to fund the Company's investment in the Empire State Pipeline project. Empire secured a $150 million credit agreement, a portion of the proceeds of which were used to finance approximately 75% of the total construction cost and initial operating expenses. Energyline had a total obligation of $20 million in the Empire State Pipeline, made up of a $10.3 million equity investment, and $9.7 million in commitments under the credit agreement. In late 1996, Energyline sold its investment in the Empire State Pipeline.

     The Roxdel activity was insignificant to the Company's financial position and results of operation.

     RATES AND REVENUE. Revenue is recorded on the basis of meters read. In addition, the Company records an estimate of unbilled revenue for service rendered subsequent to the meter-read date through the end of the accounting period.

     Through June 30, 1996, tariffs for electric service included fuel cost adjustment clauses which adjusted the rates monthly to reflect changes in the actual average cost of fuels. Beginning July 1, 1996, the electric fuel adjustment clause was eliminated in connection with a rate settlement agreement with the PSC.

     In prior years, retail customers who used gas for spaceheating were subject to a weather normalization adjustment to reflect the impact of variations from normal weather on a billing month basis for the months of October through May, inclusive. Weather normalization adjustments lowered gas revenues in 1994 by approximately $1.2 million. On January 25, 1995, the Company suspended the weather normalization adjustment in an effort to mitigate high billings due to the warm weather, and as discussed in Note 10, the suspension became permanent. This decreased 1995 pre-tax earnings from gas operations by $5.8 million.

     The Company continues to use gas cost deferral accounting. A reconciliation of recoverable gas costs with gas revenues is done annually as of August 31, and the excess or deficiency is refunded to or recovered from the customers during a subsequent period.

     UTILITY PLANT, DEPRECIATION AND AMORTIZATION. The cost of additions to utility plant and replacement of retirement units of property is capitalized. Cost includes labor, material, and similar items, as well as indirect charges such as engineering and supervision, and is recorded at original cost. The

Company capitalizes an Allowance for Funds Used During Construction (AFUDC) approximately equivalent to the cost of capital devoted to plant under construction that is not included in its rate base. AFUDC is segregated into two components and classified in the Consolidated Statement of Income as Allowance for Borrowed Funds Used During Construction, an offset to Interest Charges, and Allowance for Other Funds Used During Construction, a part of Other Income. The rates approved by the PSC for purposes of computing AFUDC ranged from 5.0% to 3.9% during the three-year period ended December 31, 1996. Replacement of minor items of property is included in maintenance expenses. Costs of depreciable units of plant retired are eliminated from utility plant accounts, and such costs, plus removal expenses, less salvage, are charged to the accumulated depreciation reserve.

     Depreciation in the financial statements is provided on a straight-line basis at rates based on the estimated useful lives of property, which have resulted in an annual depreciation provision of 3.0% in the three-year period ended December 31, 1996.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of cash and short-term commercial paper. These investments have original maturity not exceeding three months. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for financial statement purposes.

     INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS-115, Accounting for Certain Investments in Debt and Equity Securities, requires that debt and equity securities not held to maturity or held for trading purposes be recorded at fair value with unrealized gains and losses excluded from earnings and recorded as a separate component of shareholders' equity. The Company's accounting policy, as prescribed by the PSC, with respect to its nuclear decommissioning trusts is to reflect the trusts' assets at market value and reflect unrealized gains and losses as a change in the corresponding accrued decommissioning liability.

     GAS SUPPLY. The Company periodically enters into agreements to minimize price risks for natural gas in storage. Gains or losses resulting from these agreements are deferred until the corresponding gas is withdrawn from storage and delivered to customers.

     RESEARCH AND DEVELOPMENT COST. Research and Development charged to expense for the years 1996, 1995, and 1994 was $4.9 million, $5.2 million and $7.3 million respectively.

     SALE OF PROPERTY. During 1995, the Company sold property at the location of its former operations center for approximately $11.5 million and entered into a 3-year lease-back arrangement with the buyer.

     STOCK-BASED COMPENSATION. SFAS-123, Accounting for Stock-Based Compensation, was adopted by the Company in the first quarter of 1996. It recommends the use of a fair value based method of accounting for compensation costs associated with stock-based compensation. The Company currently has Stock Appreciation Rights plans covering certain employees and directors. For these plans, the Company's accounting policy has been to use a fair value method of computing periodic compensation expense; accordingly, the application of SFAS-123 has no significant impact on the Company's financial position or results of operations. The aggregate amount charged to expense as a result of these plans approximates $1.0 million annually.

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


                                           (Thousands of Dollars)
                                        -----------------------------
                                           1996       1995       1994
Charged to operating expense:
 Current                                $65,757   $ 65,368   $ 35,658
 Deferred                                 3,744        847     25,587
                                        -------   --------   --------
  Total                                  69,501     66,215     61,245

Charged (Credited) to other income:
 Current                                 (6,097)    (9,996)    (7,419)
 Deferred                                 5,079     (4,520)    (6,408)
 Deferred investment tax credit          (2,432)    (2,432)    (2,432)
                                        -------   --------   --------
  Total                                  (3,450)   (16,948)   (16,259)

Total federal income tax expense        $66,051   $ 49,267   $ 44,986



          The following is a reconciliation of the difference between the amount of federal income tax expense reported in the Consolidated Statement of Income and the amount computed by multiplying the income by the statutory tax rate.


                                                                 (Thousands of Dollars)
                                                ---------------------------------------------------------
                                                             1996                1995              1994
                                                             % of                % of               % of
                                                            Pretax              Pretax             Pretax
                                                  Amount    Income    Amount    Income    Amount   Income
                                                --------    ------  --------    ------    ------   ------

Net Income                                      $ 97,511            $ 71,928            $ 74,375
Add:  federal income tax expense                  66,051              49,267              44,986
                                                --------            --------            --------

Income before federal income tax                $163,562            $121,195            $119,361

Computed tax expense                            $ 57,247     35.0   $ 42,418     35.0   $ 41,776     35.0
Increases (decreases) in tax resulting from:
 Difference between tax depreciation
  and amount deferred                             10,796      6.6      7,197      6.0      6,685      5.6
 Deferred investment tax credit                   (2,432)    (1.5)    (2,432)    (2.0)    (2,432)    (2.0)
 Miscellaneous items, net                            440      0.3      2,084      1.7     (1,043)    (0.9)

Total federal income tax expense                $ 66,051     40.4   $ 49,267     40.7   $ 44,986     37.7



    A summary of the components of the net deferred tax liability is as follows:


                                             (Thousands of Dollars)
                                          -----------------------------
                                            1996       1995       1994

Nuclear decommissioning                   $(17,880)  $(14,797)  $(13,390)
Alternative minimum tax                     (4,183)         0     (9,584)
Accelerated depreciation                   213,907    197,952    184,941
Deferred investment tax credit              29,562     31,143     32,723
Deferred ice storm charges                   3,142      4,035      4,930
Depreciation previously flowed through     169,562    183,077    200,956
Gas storage demand charges                  (4,316)    (6,076)         0
Pension                                    (24,570)   (24,241)   (11,690)
Other                                        4,804      6,559     14,008
                                          --------   --------   --------

Total                                     $370,028   $377,652   $402,894

  SFAS-109 "Accounting for Income Taxes" requires that a deferred tax liability must be recognized on the balance sheet for tax differences previously flowed through to customers. Substantially all of these flow-through adjustments relate to property plant and equipment and related investment tax credits and will be amortized consistent with the depreciation of these accounts. The net amount of the additional liability at December 31, 1996 and 1995 was $175 million and $189 million, respectively. In conjunction with the recognition of this liability, a corresponding regulatory asset was also recognized.

  As of December 31, 1996, the regulatory asset recognized by the Company as a result of adopting SFAS-109 is attributable to $153 million in depreciation, $21 million to property taxes, $17 million of deferred finance charges - Nine Mile Two and $3 million of miscellaneous items offset by $16 million attributable to deferred investment tax credits and $3 million of revenue taxes.

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

  The plan's funded status and amounts recognized on the Company's balance sheet are as follows:


                                                     (Millions)
                                                  1996        1995
                                                --------    -------

Accumulated benefit obligation, including
 vested benefits of $374.6 in 1996 and
 $407.8 in 1995                                 $ (392.6)*  $(424.5)*
                                                ========    =======

Projected benefit obligation for service
 rendered to date                               $ (480.2)*  $(515.9)*

Less: Plan assets at fair value, primarily
 listed stocks and bonds                           567.1      520.0
                                                --------    -------

Plan assets in excess of projected benefits         86.9        4.1

Unrecognized net loss (gain) from past
 experience different from that assumed
 and effects of changes in assumptions           ( 170.7)     (91.1)

Prior service cost not yet recognized in
 net periodic pension cost                          11.6       12.5

Unrecognized net obligation at December 31           2.4        2.9
                                                --------    -------

 Pension costs accrued                          $ ( 69.8)   $( 71.6)
                                                ========    =======

* Actuarial present value.



Net pension cost included the following components:

                                                                (Millions)
                                                        1996      1995     1994
                                                       ------   -------   ------

Service cost - benefits earned during the period       $  7.4   $   6.0   $  8.2
Interest cost on projected benefit obligation            33.4      35.4     32.2
Actual return on plan assets                            (80.8)   (101.1)     0.8
Net amortization and deferral                            39.0      56.1    (40.0)
                                                       ------   -------   ------
Net periodic pension (credit) cost                     $ (1.0)  $  (3.6)  $  1.2
                                                       ======   =======   ======


          During 1994, the Company offered to its employees an early retirement program. A total of 399 employees elected to participate in this program resulting in a net curtailment charge of $43.3 million ($9.6 million deferred for collection from customers), including $71.1 million cost of the enhanced benefit offset by a curtailment gain of $27.8 million. In connection with the curtailment, the Company revalued the projected benefit obligation as of September 30, 1994 utilizing a current discount rate of 8.25%.

          The projected benefit obligation at December 31, 1996 and December 31, 1995 assumed discount rates of 7.25% and 6.75%, respectively, and a long-term rate of increase in future compensation levels of 5.00%. The assumed long-term rate of return on plan assets was 8.50%. The unrecognized net obligation is being amortized over 15 years beginning January 1986.

          The 1996, 1995, and 1994 pension costs reflect adoption of PSC prescribed provisions which, among other things, requires ten-year amortization of actuarial gains and losses and deferral of differences between actual costs and rate allowances.

          In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees and health care coverage for surviving spouses of retirees. Substantially all of the Company's employees are eligible provided that they retire as employees of the Company. In 1996, the health care benefit consisted of a contribution of up to $200 per retiree per month towards the cost of a group health policy provided by the Company. The life insurance benefit consists of a Basic Group Life benefit, covering substantially all employees, providing a death benefit equal to one-half of the retiree's final pay. In addition, certain employees and retirees, employed by the Company at December 31, 1982, are entitled to a Special Group Life benefit providing a death benefit equal to the employee's December 31, 1982 pay.

          SFAS-106, "Accounting for Postretirement Benefits Other than Pensions", allows the Company to amortize the initial unrecognized, unfunded Accumulated Postretirement Benefit Obligation at January 1992 estimated at $56
million over twenty years.   The Company intends to continue funding these
benefits as the benefit becomes due.


          The plan's funded status reconciled with the Company's balance sheet is as follows:



                                                          (Millions)
                                                          1996    1995
                                                        ------   ------

Accumulated postretirement benefit obligation:
 Retired employees                                      $(65.6)  $(68.3)
 Active employees                                        (13.5)   (14.0)
                                                        ------   ------
                                                        $(79.1)  $(82.3)
Less - Plan assets at fair value                           0.0      0.0
                                                        ------   ------
Accumulated postretirement benefit
 obligation (in excess of) less than
 fair value of assets                                    (79.1)   (82.3)

Unrecognized net loss (gain) from past experience
 different from that assumed and effects
 of changes in assumptions                                 3.7     10.3

Prior service cost not yet recognized in
 net periodic pension cost                                 7.1      7.5
Unrecognized net obligation at December 31                42.3     45.1
                                                        ------   ------

Accrued postretirement benefit cost                     $(26.0)  $(19.4)
                                                        ======   ======

          Net periodic postretirement benefit cost included the following components:

                                                         (Millions)
                                                        1996     1995
                                                        -----   -----

Service cost - benefits attributed to the period        $ 1.0   $ 0.7
Interest cost on accumulated postretirement
 benefit obligation                                       5.4     5.5
Actual return on plan assets                              0.0     0.0
Net amortization and deferral                             4.2     2.9
                                                        -----   -----

Net periodic postretirement benefit cost                $10.6   $ 9.1
                                                        =====   =====


          The Accumulated Postretirement Benefit Obligation at December 31, 1996 and 1995 assumed discount rates of 7.25% and 6.75%, respectively, and long-term rate of increase in future compensation levels of 5.00%.

          SFAS-112, "Employers' Accounting for Postemployment Benefits", requires the Company to recognize the obligation to provide postemployment benefits to former or inactive employees after employment but before retirement. The Company has been allowed to recover this cost in rates.

Note 4.  DEPARTMENTAL FINANCIAL INFORMATION


          The Company's records are maintained by operating departments, in accordance with PSC accounting policies. The following is the operating data for each of the Company's departments, and no interdepartmental adjustments are required to arrive at the operating data included in the Consolidated Statement of Income.



                                       (Thousands of Dollars)
                                 ----------------------------------
                                    1996        1995        1994
                                 ----------  ----------  ----------
Electric

Operating Information
Operating revenues               $  707,768  $  722,465  $  674,753
Operating expenses, excluding
 provision for income taxes         518,567     518,762     489,982
                                 ----------  ----------  ----------

Pretax operating income             189,201     203,703     184,771
Provision for income taxes           61,901      59,500      52,842
                                 ----------  ----------  ----------

Net operating income             $  127,300  $  144,203  $  131,929
                                 ----------  ----------  ----------

Other Information
Depreciation and amortization    $   92,615  $   78,812  $   75,211
Nuclear fuel amortization        $   16,209  $   17,982  $   18,048
Capital expenditures             $   95,334  $   93,634  $   93,477

Investment Information,
 Identifiable assets (a)         $1,877,224  $1,913,762  $1,901,262

Gas

Operating Information
Operating revenue                $  346,279  $  293,863  $  326,061
Operating expenses, excluding
 provision for income taxes         313,513     275,978     294,575
                                 ----------  ----------  ----------

Pretax operating income              32,766      17,885      31,486
Provision for income taxes            7,600       6,715       8,403
                                 ----------  ----------  ----------

Net operating income             $   25,166  $   11,170  $   23,083
                                 ----------  ----------  ----------

Other Information
Depreciation                     $   12,999  $   12,781  $   12,250
Capital expenditures             $   18,940  $   15,913  $   23,742

Investment Information
 Identifiable assets (a)         $  447,865  $  477,758  $  487,333

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


                                            Oswego     Nine Mile Point
                                          Unit No. 6  Nuclear Unit No. 2
                                          ----------  ------------------

Net megawatt capability (summer)             788            1,128

RG&E's share - megawatts                     189              158
             - percent                        24               14

Year of completion                          1980             1988



                                                  Millions of Dollars
                                                  at December 31, 1996
                                               -------------------------
Plant In Service Balance                       $98.6              $874.7
Accumulated Provision For Depreciation         $39.2              $465.0
Plant Under Construction                       $ 0.9              $  4.6



          The Plant in Service and Accumulated Provision for Depreciation balances for Nine Mile Point Nuclear Unit No. 2 shown above include disallowed costs of $374.3 million. Such costs, net of income tax effects, were previously written off in 1987 and 1989.

Note 6.                       LONG-TERM DEBT


FIRST MORTGAGE BONDS
                                                        (Thousands of Dollars)
                                                            Principal Amount
                                                              December 31

  %                      Series       Due                  1996        1995
-----------------------------------------------------------------------------

5.30                     V            May 1, 1996        $      -    $ 18,000
6 1/4                    W            Sept. 15, 1997       20,000      20,000
6.7                      X            July 1, 1998         30,000      30,000
8.00                     Y            Aug. 15, 1999        29,668      30,000
8 3/8                    CC           Sept. 15, 2007            -      49,000
6 1/2                    EE/(a)/      Aug. 1, 2009         10,000      10,000
8 3/8                    OO/(a)/      Dec. 1, 2028         25,500      25,500
9 3/8                    PP           Apr. 1, 2021        100,000     100,000
8 1/4                    QQ/(b)/      Mar. 15, 2002       100,000     100,000
6.35                     RR/(a)/      May 15, 2032         10,500      10,500
6.50                     SS/(a)/      May 15, 2032         50,000      50,000
7.00                     (b)(c)       Jan. 14, 2000        30,000      30,000
7.15                     (b)(c)       Feb. 10, 2003        39,000      39,000
7.13                     (b)(c)       Mar. 3, 2003          1,000       1,000
7.64                     (c)          Mar. 15, 2023        33,000      33,000
7.66                     (c)          Mar. 15, 2023         5,000       5,000
7.67                     (c)          Mar. 15, 2023        12,000      12,000
6.375                    (b)(c)       July 30, 2003        40,000      40,000
7.45                     (c)          July 30, 2023        40,000      40,000
                                                         --------    --------
                                                         $575,668    $643,000
Net bond discount                                            (614)       (668)
Less:  Due within one year                                 20,000      18,000
                                                          -------    --------
Total                                                    $555,054    $624,332
                                                         ========    ========


(a) The Series EE, Series OO, Series RR and Series SS First Mortgage Bonds equal the principal amount of and provide for all payments of principal, premium and interest corresponding to the Pollution Control Revenue Bonds, Series A, Series C, and Pollution Control Refunding Revenue Bonds, Series 1992 A, Series 1992 B (Rochester Gas and Electric Corporation Projects), respectively, issued by the New York State Energy Research and Development Authority (NYSERDA) through a participation agreement with the Company. Payment of the principal of, and interest on the Series 1992 A and Series 1992 B Bonds are guaranteed under a Bond Insurance Policy by Municipal Bond Investors Assurance Corporation. The Series EE Bonds are subject to a mandatory sinking fund beginning August 1, 2000 and each August 1 thereafter. Nine annual deposits aggregating $3.2 million will be made to the sinking fund, with the balance of $6.8 million principal amount of the bonds becoming due August 1, 2009.

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

     Sinking and improvement fund requirements aggregate $333,540 per annum under the First Mortgage, excluding mandatory sinking funds of individual series. Such requirements may be met by certification of additional property or by depositing cash with the Trustee. The 1996 requirement was met with funds deposited with the Trustee, and these funds were used for redemption of outstanding bonds of Series Y. The 1995 requirement was met by certification of additional property.

     On March 7, 1996 the Company redeemed all its outstanding $49 million principal amount of First Mortgage 8 3/8% Bonds, Series CC, due September 15, 2007 at a price of 103.18%.

     Sinking fund requirements and bond maturities for the next five years are:


                                    (Thousands of Dollars)
                      1997        1998        1999       2000       2001
                    -------------------------------------------------------

 Series W            $20,000
 Series X                        $30,000
 Series Y                                  $29,668
 Series EE                                            $   270    $  285
 7% Series                                             30,000
                    -------------------------------------------------------
                     $20,000     $30,000   $29,668    $30,270    $  285


PROMISSORY NOTES


                                          (Thousands of Dollars)
                                               December 31
Issued                    Due                 1996         1995
----------------------------------------------------------------
November 15, 1984/(d)/    October 1, 2014    $51,700     $51,700
December 5, 1985/(e)/     November 15, 2015   40,200      40,200
                                             -------     -------
Total                                        $91,900     $91,900
                                             =======     =======

(d) The $51.7 million Promissory Note was issued in connection with NYSERDA's Floating Rate Monthly Demand Pollution Control Revenue Bonds (Rochester Gas and Electric Corporation Project), Series 1984. This obligation is supported by an irrevocable Letter of Credit expiring October 15, 1999. The interest rate on this note for each monthly interest payment period will be based on the evaluation of the yields of short-term tax-exempt securities at par having the same credit rating as said Series 1984 Bonds. The average interest rate was 3.38% for 1996, 3.68% for 1995 and 2.82% for 1994. The interest rate will be adjusted monthly unless converted to a fixed rate.

(e) The $40.2 million Promissory Note was issued in connection with NYSERDA's Adjustable Rate Pollution Control Revenue Bonds (Rochester Gas and Electric Corporation Project), Series 1985. This obligation is supported by an irrevocable Letter of Credit expiring November 30, 1999. The annual interest rate was adjusted to 4.40% effective November 15, 1994, to 3.75% effective November 15, 1995 and to 3.60% effective November 15, 1996. The interest rate will be adjusted annually unless converted to a fixed rate.


          The Company is obligated to make payments of principal, premium and interest on each Promissory Note which correspond to the payments of principal, premium, if any, and interest on certain Pollution Control Revenue Bonds issued by NYSERDA as described above. These obligations are supported by certain bank Letters of Credit discussed above. Any amounts advanced under such Letters of Credit must be repaid, with interest, by the Company.

          Based on an estimated borrowing rate at year-end 1996 of 7.30% for long-term debt with similar terms and average maturities (13 years), the fair value of the Company's long-term debt outstanding (including Promissory Notes as described above) is approximately $670 million at December 31, 1996.

          Based on an estimated borrowing rate at year-end 1995 of 6.69% for long-term debt with similar terms and average maturities (14 years), the fair value of the Company's long-term debt outstanding (including Promissory Notes as described above) is approximately $780 million at December 31, 1995.

Note 7.        PREFERRED AND PREFERENCE STOCK



                                 Par     Shares       Shares
Type by Order of Seniority      Value  Authorized  Outstanding
----------------------------    -----  ----------  -----------

Preferred Stock (cumulative)     $100   2,000,000    1,220,000*
Preferred Stock (cumulative)       25   4,000,000           --
Preference Stock                    1   5,000,000           --

* See below for mandatory redemption requirements.


          No shares of preferred or preference stock are reserved for employees, or for options, warrants, conversions, or other rights.



A.  PREFERRED STOCK, NOT SUBJECT TO MANDATORY REDEMPTION:


                        Shares         (Thousands)        Optional
                     Outstanding       December 31,      Redemption
   %      Series  December 31, 1996   1996      1995     (per share) #
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



B.    PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION:



                                  Shares               (Thousands)           Optional
                               Outstanding            December 31,          Redemption
      %            Series   December 31, 1996      1996        1995        (per share)
-------            -------  -----------------     -------  -------------  -----------------

7.45                 S            100,000        $10,000       $10,000   Not applicable
7.55                 T            100,000         10,000        10,000   Not applicable
7.65                 U            100,000         10,000        10,000   Not applicable
6.60                 V            250,000         25,000        25,000   Not Before 3/1/04+
                                  -------        -------       -------
Total                             550,000        $55,000       $55,000
Less: Due within o ne year        100,000         10,000          --
                                  -------        -------       -------
Total                             450,000        $45,000       $55,000
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

          Based on an estimated dividend rate at year-end 1996 of 6.50% for Preferred Stock, subject to mandatory redemption, with similar terms and average maturities (5.66 years), the fair value of the Company's Preferred Stock, subject to mandatory redemption, is approximately $57 million at December 31, 1996.

          Based on an estimated dividend rate at year-end 1995 of 5.90% for Preferred Stock, subject to mandatory redemption, with similar terms and average maturities (6.66 years), the fair value of the Company's Preferred Stock, subject to mandatory redemption, is approximately $59 million at December 31, 1995.

Note 8.  COMMON STOCK


          At December 31, 1996, there were 50,000,000 shares of $5 par value Common Stock authorized, of which 38,851,464 were outstanding. No shares of Common Stock are reserved for options, warrants, conversions, or other rights. There were 1,026,840 shares of Common Stock reserved and unissued for shareholders under the Automatic Dividend Reinvestment and Stock Purchase Plan and 129,664 shares reserved and unissued for employees under the RG&E Savings Plus Plan.


COMMON STOCK
                                       Per         Shares       Amount
                                      Share     Outstanding   (Thousands)
                                    ----------  ------------  -----------

Balance, January 1, 1994                         36,911,265     $652,172
 Automatic Dividend Reinvestment        20.313-
  and Stock Purchase Plan               25.088      644,478       14,797
 Savings Plus Plan                      20.313-
                                        24.875      114,220        2,572
 Net issuance/redemption costs                                     1,028
                                                 ----------     --------

Balance, December 31, 1994                       37,669,963     $670,569
 Automatic Dividend Reinvestment        20.288-
  and Stock Purchase Plan               23.625      680,073       14,803
 Savings Plus Plan                      20.438-
                                        23.875      103,127        2,271
 Net issuance/redemption costs                                      (125)
                                                 ----------     --------

Balance, December 31, 1995                       38,453,163     $687,518

 Automatic Dividend Reinvestment        20.375-
  and Stock Purchase Plan               23.250      342,222        7,409
 Savings Plus Plan                      20.313-
                                        23.438       56,079        1,203
 Net issuance/redemption costs                                      (111)
                                                  ---------      -------

Balance, December 31, 1996                       38,851,464     $696,019

Note 9.   SHORT-TERM DEBT


          On December 31, 1996, the Company had short-term debt outstanding of $14.0 million. At December 31, 1995 the Company had no short-term debt outstanding. For 1996, the weighted average interest rate on short-term debt outstanding at year end was 7.25% and was 5.86% for borrowings during the year. The weighted average interest rate on short-term debt borrowed during 1995 was 6.14%.

          In December 1996 the Company's $90 million revolving credit agreement was amended extending its term to five years, terminating December 31, 2001. Commitment fees related to this facility amounted to $113,000 in 1996, $165,000 in 1995 and $169,000 in 1994.

          The Company's Charter provides that the Company may not issue unsecured debt if immediately after such issuance the total amount of unsecured debt outstanding would exceed 15 percent of the Company's total secured indebtedness, capital, and surplus without the approval of at least a majority of the holders of outstanding Preferred Stock. As of December 31, 1996, the Company would be able to incur $ 55.1 million of additional unsecured debt under this provision. The Company has unsecured lines of credit totaling $72 million available from several banks, at their discretion.

          In order to be able to use its $90 million revolving credit agreement, the Company has created a subordinate mortgage which secures borrowings under its revolving credit agreement that might otherwise be restricted by this provision of the Company's Charter. In addition, the Company has a Loan and Security Agreement to provide for borrowings up to $10 million for the exclusive purpose of financing Federal Energy Regulatory Commission Order 636 transition costs(636 Notes) and up to $20 million as needed from time to time for other working capital needs. Borrowings under this agreement, which can be renewed annually, are secured by a lien on the Company's accounts receivable.

          At December 31, 1996, borrowings outstanding were $9.1 million of 636 Notes (recorded on the Balance Sheet as a deferred credit).

Note 10.  COMMITMENTS AND OTHER MATTERS


CAPITAL EXPENDITURES

          The Company's 1997 construction expenditures program is currently estimated at $101 million. The Company has entered into certain commitments for purchase of materials and equipment in connection with that program.


NUCLEAR-RELATED MATTERS

          DECOMMISSIONING TRUST. The Company is collecting amounts in its electric rates for the eventual decommissioning of its Ginna Plant and for its 14% share of the decommissioning of Nine Mile Two. The operating licenses for these plants expire in 2009 and 2026, respectively.

          Under accounting procedures approved by the PSC, the Company has collected decommissioning costs of approximately $94.2 million through December 31, 1996 and is authorized to collect approximately $22 million annually through June 30, 1999 for decommissioning, covering both nuclear units. The amount allowed in rates is based on estimated ultimate decommissioning costs of $296.3 million for Ginna and $112.8 million for the Company's 14% share of Nine Mile Two (1995 dollars). These estimates are based on site specific cost studies for each plant completed in 1995. Site specific studies of the anticipated costs of actual decommissioning are required to be submitted to the NRC at least five years prior to the expiration of the license.

          The NRC requires reactor licensees to submit funding plans that establish minimum NRC external funding levels for reactor decommissioning. The Company's plan, filed in 1990, consists of an external decommissioning trust
fund covering both its Ginna Plant and its Nine Mile Two share.   Since 1990,
the Company has contributed $66.1 million to this fund and, including realized and unrealized investment returns, the fund has a balance of $91.2 million as of December 31, 1996. The amount attributed to the allowance for removal of non-contaminated structures is being held in an internal reserve. The internal reserve balance as of December 31, 1996 is $28.1 million.

          The NRC is currently considering proposals which may impact financial funding requirements for decommissioning of nuclear power plants. Under current NRC regulations electric utilities provide for decommissioning funds annually over the estimated life of a plant. If state regulatory authorities were to adopt a program to remove electric generation (including nuclear plants) from cost-based rate regulation, an action which the New York PSC is currently considering, such plants would operate in a competitive electric market and would have no assured source of revenue from energy sales. Under current regulations, the NRC can require the owners of nuclear plants lacking such assured revenue streams to provide assurance that the full estimated cost of decommissioning will ultimately be available through some guarantee mechanism.

          The NRC is seeking public comment on a number of questions, including the likely timetable for utility restructuring and deregulation and to what extent costs will be recoverable if a large baseload plant is deemed to be non-competitive because of high construction costs and what funding sources will be used to shut down a plant prematurely and safely.

          The Staff of the Securities and Exchange Commission and the Financial Accounting Standards Board are currently studying the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. If current accounting practices for such costs were changed, the annual provisions for decommissioning costs could increase, the estimated cost for decommissioning could be reclassified as a liability rather than as accumulated depreciation, the liability accounts and corresponding plant asset accounts could be increased and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

          If annual decommissioning costs increased, the Company would expect to defer the effects of such costs pending disposition by the PSC.

          URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND. As part of the National Energy Act enacted in October 1992, utilities with nuclear generating facilities are assessed an annual fee payable over 15 years for the decommissioning of federally owned uranium enrichment facilities. The assessments for Ginna and Nine Mile Two are estimated to total $22.1 million, excluding inflation and interest. Installments aggregating approximately $7.7 million have been paid through 1996. The Company is seeking a return of approximately $5.6 million as part of a civil action against the United States Department of Energy (DOE) filed in the United States Court of Federal Claims in July. A liability has been recognized on the financial statements along with a corresponding regulatory asset. For the two facilities the Company's liability at December 31, 1996 is $16.4 million ($14.7 million as a long-term liability and $1.7 million as a current liability). The Company is recovering costs through base rates of fuel.

          NUCLEAR FUEL DISPOSAL COSTS. The Nuclear Waste Policy Act (Nuclear Waste Act) of 1982, as amended, requires the DOE to establish a nuclear waste disposal site and to take title to nuclear waste. A permanent DOE high-level nuclear waste repository is not expected to be operational before the year 2010. The DOE is pursuing efforts to establish an interim storage facility which may allow it to take title to and possession of nuclear waste prior to the establishment of a permanent repository. In December 1996 the DOE notified the Company that the DOE will not start acceptance of Ginna spent fuel in 1998. In January 1997 the DOE released a draft request for proposal outlining a process for private firms to accept and transport waste from reactors until a federal facility is operational. The Nuclear Waste Act provides for a determination of the fees collectible by the DOE for the disposal of nuclear fuel irradiated prior to April 7, 1983 and for three payment options. The option of a single payment to be made at any time prior to the first delivery of fuel to the DOE was selected by the Company in June 1985. The Company estimates the fees, including accrued interest, owed to the DOE to be $79.1 million at December 31, 1996. The Company is allowed by the PSC to recover these costs in rates. The estimated fees are classified as a long-term liability and interest is accrued at the current three-month Treasury bill rate, adjusted quarterly. The Nuclear Waste Act also requires the DOE to provide for the disposal of nuclear fuel irradiated after April 6, 1983, for a charge of one mill ($.001) per KWH of nuclear energy generated and sold. This charge (approximately $3.5 million per year) is currently being collected from customers and paid to the DOE pursuant to PSC authorization. The Company expects to utilize on-site storage for all spent or retired nuclear fuel assemblies until an interim or permanent nuclear disposal facility is operational.

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

          SPENT NUCLEAR FUEL LITIGATION. The Nuclear Waste Act obligates the DOE to accept for disposal spent nuclear fuel (SNF) starting in 1998. Since the mid-1980s the Company and other nuclear plant owners and operators have paid substantial fees to the DOE to fund its obligations under the Nuclear Waste Act. DOE has indicated that it will not be in a position to accept SNF in 1998. On June 20, 1994, Northern States Power Company and other owners and operators of nuclear power plants filed suit against DOE and the U.S. in the U.S. Court of Appeals for the District of Columbia Circuit seeking a declaration that DOE is violating its obligation to begin accepting and disposing of such waste, requiring DOE to report progress thereon and requesting other relief. In a July 1996 decision, the court upheld the utilities' position that DOE is obligated to accept and dispose of the utilities' SNF beginning not later than January 31,

1998. DOE had contended in effect that it could defer the disposal until the availability of a suitable SNF repository. The court rejected this DOE reading of the Nuclear Waste Act, but stopped short of providing the utilities a remedy since DOE has not yet defaulted on its obligations.


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

          Under State law and regulatory requirements in effect at the time the contract with Kamine was negotiated, the Company was required to agree to pay Kamine a price for power that is substantially greater than the Company's own cost of production and other purchases. Since that time the State "six-cent" law mandating a minimum price higher than the Company's own costs has been repealed and PSC estimates of future costs on which the contract was based have declined dramatically.

          In September 1994, the Company commenced a lawsuit in New York State Supreme Court, Monroe County, seeking to void or, alternatively, to reform a Power Purchase Agreement with Kamine for the purchase of the electrical output of a cogeneration facility in the Town of Hume, Allegany County, New York, for a term of 25 years. The contract was negotiated pursuant to the specific pricing requirement of a State statute that was later repealed, as well as estimates of Avoided Costs by the PSC that subsequently were drastically reduced. As a result, the contract requires the Company to pay prices for Kamine's electrical output that dramatically exceed current Avoided Costs and current projections of Avoided Costs. The Company's lawsuit seeks to avoid payments to Kamine that exceed actual and currently projected Avoided Costs. Kamine answered the Company's complaint, seeking to force the Company to take and pay for power at the higher rates called for in the contract and claiming damages in an unspecified amount alleged to have been caused by the Company's conduct. The Company received test generation from the Kamine facility during the last quarter of 1994. Kamine contends that the facility went into commercial operation in December 1994 and that the Company is obligated to pay the full contract rate for it. The Company disputes this contention and refuses to pay the full contract rate. During 1995 Kamine filed a motion for summary judgment dismissing the Company's complaint and directing it to perform the Power Purchase Agreement. The court denied that motion and Kamine appealed. After argument of that appeal Kamine filed for protection under the Bankruptcy laws and sent to the Appellate Division a notice that all further proceedings were stayed.

          In addition, Kamine has filed a related complaint in the United States District Court for the Western District of New York alleging that the conduct which is the subject of the State court action violates the federal antitrust laws. The complaint seeks damages in the amount of $420,000,000, when trebeled, as well as preliminary and permanent injunctions. Subsequently, Kamine filed a motion for a preliminary injunction in the federal action to enjoin the Company from refusing to accept and purchase electric power from Kamine and enjoining the Company from terminating during the pendency of this lawsuit its performance under the contract. In November 1995, the Court issued a decision denying Kamine's motion for a preliminary injunction, finding, among other things, that Kamine had not established the necessary likelihood of success on the merits of its action. Kamine filed a notice of appeal from that decision but has subsequently announced that it is withdrawing that appeal.

          During 1995 the PSC invited the Company to file a petition requesting, among other things, that the Commission commence an investigation to determine whether at the time of claimed commercial operation the Hume plant was a cogeneration facility under New York law as required by the Power Purchase

Agreement. The Company filed such a petition and Kamine filed papers in opposition.

          During 1995 Kamine filed a petition before the FERC to waive certain requirements for federal Qualified Facility status for 1994. The Company and the PSC filed in opposition to the request. Subsequently FERC issued an order granting the waiver request and the Company's motion for rehearing was denied. The Company filed a petition for review with the U.S. Court of Appeals for the District of Columbia Circuit but that court denied the request for review.

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

          The existence of mandated, high-priced independent power purchase agreements is a significant problem throughout the State of New York and there are various efforts by investor-owned utilities and State officials to resolve the problem. The Company is litigating the Kamine matter vigorously while it continues to work to resolve this particular dispute in a fashion that is fair and equitable to all parties. However, it will continue to take aggressive action on behalf of customers and the Company to assure that their interests are respected in any resolution. The Company is unable to predict the ultimate outcome of these legal proceedings.


ENVIRONMENTAL MATTERS

          The following tables list various sites where past waste handling and disposal has or may have occurred that are discussed below:


TABLE I - COMPANY-OWNED SITES


                                                  Estimated
               Site Name         Location         Company Cost
              -----------------  ---------------  ---------------------

               West Station*     Rochester, NY    Ultimate costs have
               East Station      Rochester, NY    not been determined.
               Front Street*     Rochester, NY    The Company has
               Brewer Street     Rochester, NY    incurred aggregate
               Brooks Avenue     Rochester, NY    costs for these sites
               Canandaigua       Canandaigua, NY  through December 31,
                                                  1996 of $4.3 million.

* Voluntary agreement signed.

TABLE II - SUPERFUND AND OTHER SITES


                                                       Estimated
                Site Name           Location           Company Cost
                -------------  ----------------------  ------------

               Quanta Resources*        Syracuse, NY   Ultimate costs have
               Frontier Chemical-                      not been determined.
                  Pendleton*            Pendleton, NY  The Company has
               Maxey Flats*             Morehead, KY   incurred aggregate
               Mexico Milk              Mexico, NY     costs for these sites
               Byron Barrel and Drum    Bergen, NY     through December 31,
               Fulton Terminals*        Oswego, NY     1996 of less than $1.0
               PAS of Oswego*           Oswego, NY     million.

* Orders on consent signed.


          COMPANY-OWNED WASTE SITE ACTIVITIES. As part of its commitment to environmental excellence, the Company is conducting proactive Site Investigation and/or Remediation (SIR) efforts at six Company-owned sites where past waste handling and disposal may have occurred. Remediation activities at four of these sites are in various stages of planning or completion and the Company is conducting a program to restore the other two sites. The Company has recorded a total liability of approximately $12.8 million, $12.0 million of which it anticipates spending on SIR efforts at the six Company-owned sites listed in Table I above. Concurrently, the Company recorded a similar amount in its Regulatory Assets.

          In mid-1995, the New York State Department of Environmental Conservation (NYSDEC) developed a listing of sites called "The Hazardous Substance Site Inventory". Under current New York State law, unless a site, which is determined to pose a public health or environmental risk, contains hazardous wastes, State "Superfund" monies cannot be used to assist in the cleanup. The State wanted to have some sense of the scale of this problem before the legislature considered other avenues of legal and financial redress than those currently available. The NYSDEC's "Hazardous Substance Waste Disposal Site Study" was developed to assess the number of and cost to remediate sites where hazardous chemicals, but not hazardous wastes are present. Of the six Company-owned sites listed in Table I above, three are listed in this inventory. These are East Station, Front Street and Brooks Avenue. In addition to these three sites, the inventory includes Ambrose Yard and Lindberg Heat Treating. The Company does not believe that additional SIR work for which the Company is responsible is required at either site, however the Company is unable to predict what action will be necessitated as a result of the listing.

          The Company and its predecessors formerly owned and operated three manufactured gas facilities in the Rochester area. They are included in Table
I. Cleanup activities which were previously suspended, resumed on a portion of the West Station site and were concluded in July 1996 under a voluntary agreement with the NYSDEC. The Company expects to receive a release from future liability and a covenant not to sue from the NYSDEC for this work. There remain other portions of the property where additional remedial work is expected, however, only a preliminary scope and schedule have been determined. At the second of the three manufactured gas plant sites known as East Station, an interim remedial action was undertaken in late 1993. Ground water monitoring wells were also installed to assess the quality of the ground water at this location. The Company has informed the NYSDEC of the results of the samples taken. Subsequent data evaluation indicate a wider array of potential sources of coal gassification related materials than previously thought suggesting significant remedial work may be required.

          At the third Rochester area property owned by the Company (Front Street) where gas manufacturing took place, a boring placed in the Fall of 1988 for a sewer system project showed a layer containing a black viscous material. The study of the layer found that some of the soil and ground water on-site had been adversely impacted. The matter was reported to the NYSDEC and, in September 1990, the Company also provided the agency with a risk assessment. The report of the results of this study and the NYSDEC's response to the recommendations made therein will influence the future remediation costs. The Company has signed a voluntary agreement to perform limited additional investigation at the site to determine whether certain remedial actions are necessary prior to development.

          Another property owned by the Company where gas manufacturing took place is located in Canandaigua, New York. Limited investigative work performed there during the summer of 1995 has shown evidence of both the former gas manufacturing operations and leakage from fuel tanks. The NYSDEC was informed; the fuel tanks removed; and additional investigative work continues. The SIR costs associated with these actions are included in Table I. The NYSDEC has not taken any action against the Company as a result of these findings.

          On another portion of the Company's property (Brewer Street), the County of Monroe has installed and operates sewer lines. During sewer installation, the County constructed over Company property certain retention ponds which reportedly received from the sewer construction area certain fossil-fuel-based materials (the materials) found there. In July 1989, the Company received a letter from the County asserting that activities of the Company left the County unable to effect a regulatorily-approved closure of the retention pond area. The County's letter takes the position that it intends to seek reimbursement for its additional costs incurred with respect to the materials once the NYSDEC identifies the generator thereof and that any further cleanup action which the NYSDEC may require at the retention pond site is the Company's responsibility. In the course of discussions over this matter, the County has claimed, without offering any evidence, that the Company was the original generator of the materials. It asserts that it will hold the Company liable for all County costs -- presently estimated at $1.5 million -- associated both with the materials' excavation, treatment and disposal and with effecting a regulatorily-approved closure of the retention pond area. The Company could incur costs as yet undetermined if it were to be found liable for such closure and materials handling, although provisions of an existing easement afford the Company rights which may serve to offset all or a portion of any such County claim. To date, the Company has agreed to pay a 20% share of the County's investigation of this area, which is estimated to cost no more than $150,000, but no commitment has been made toward any remedial measures which may be recommended by the investigation.

          Monitoring wells installed at another Company facility (Brooks Avenue) in 1989 revealed that an undetermined amount of leaded gasoline had reached the ground water. The Company has continued to monitor free product levels in the wells, and has begun a modest free product recovery project. It is estimated that further investigative work into this problem may cost up to $100,000.
While the cost of corrective actions cannot be determined until investigations are completed, preliminary estimates are in the range of $160-180 thousand.

          SUPERFUND AND OTHER SITES. The Company has been or may be associated as a potentially responsible party (PRP) at seven sites not owned by it. The Company has signed orders on consent for five of these sites and recorded estimated liabilities totaling approximately $.8 million.

          In one site, known as the Quanta Resources Site, the Company signed a consent order with the Environmental Protection Agency (EPA) and paid its $27,500 share of remedial cost. The Company was again contacted by EPA in late August, 1996. The EPA informed the Company that it believed certain additional work was required, including a study to determine the extent to which additional removal of waste materials was required. The EPA's list of PRPs had grown to about 80. The Company, along with most of those PRPs, has agreed (through an Administrative Order on Consent) to conduct the required study. The Company anticipates its obligation through this phase will be less than $10,000. Although the NYSDEC has not yet made an assessment for certain response and investigation costs it has incurred at the site, nor is there as yet any information on which to determine the cost to design and conduct at the site any remedial measures which federal or State authorities may require, the Company does not expect its costs to exceed $250,000.

          On May 21, 1993, the Company was notified by NYSDEC that it was considered a PRP for the Frontier Chemical Pendleton Superfund Site located in Pendleton, NY. The Company has signed, along with other participating parties, an Administrative Order on Consent with NYSDEC. The Order on Consent obligates the parties to implement a work plan and remediate the site. The PRPs have negotiated a work plan for site remediation and have retained a consulting firm to implement the work plan. Preliminary estimates indicate site remediation will be between $6 and $8 million of which the Company's share is not expected to exceed $600,000. The Company is participating with the group to allocate costs among the PRPs. Subsequent work has indicated that the final cost is likely to be lower.

          The Company is involved in the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky and has signed various consent orders to that effect. The Company has contributed to a study of the site and estimates that its share of the cost of investigation and remediation would approximate $276,000.

          The Company has been named as a PRP at three other sites and has been associated with another site for which the Company's share of total projected costs is not expected to exceed $120,000. Actual Company expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs as well as the financial viability of other identified responsible parties.

          FEDERAL CLEAN AIR ACT AMENDMENTS. The Company is developing strategies responsive to the federal Clean Air Act Amendments of 1990 (Amendments) which will primarily affect air emissions from the Company's fossil-fueled electric generating facilities. Based on the most recent strategy developments a range of capital costs between $2.9 million and $3.5 million has been estimated for the implementation of several potential scenarios which would enable the Company to meet the foreseeable NOx and sulphur dioxide requirements of the Amendments, as well as approximately $1.0 million per year in operating expenses. These capital costs would be incurred between 1997 and 2000. Beyond 2000, the Company estimates that it could also incur approximately $2.5 million of additional annual operating expenses, excluding fuel, to comply with the Amendments. Capital costs after the year 2000 cannot be predicted until a strategy is chosen.


CIVIL INVESTIGATIVE DEMAND

          The United States Department of Justice, Antitrust Division ("Division"), has issued a Civil Investigative Demand calling for depositions for the production of documents and answers to interrogatories concerning the electric industry and competition. The Company believes that the Division is interested in the transition of the electric industry from a regulated monopoly to competition in order to ensure that electric utilities do not use their existing lawful market position to gain an unfair competitive advantage if and when wholesale and retail competition are a reality. The primary focus of the Division appears to be on the flexible rate, long-term contracts entered between the Company and a number of its large customers under the tariff approved by the PSC, notwithstanding extensive PSC review and its express determination that the Company may enter into such contracts. The Company has urged the Division to address its concerns to the PSC in the Competitive Opportunities Proceeding since the PSC intends to specifically manage the transition to competition.

GAS COST RECOVERY

          FERC 636 TRANSITION COSTS. As a result of the restructuring of the gas transportation industry by the FERC pursuant to Order No. 636 and related decisions, there have been and will be a number of changes in this aspect of the Company's business over the next several years. These changes will require the Company to pay a share of certain transition costs incurred by the pipelines as a result of the FERC-ordered industry restructuring. The final amounts of such transition costs are subject to continuing negotiations with several pipelines and ongoing pipeline filings requiring FERC approval. The Company, as a customer, has estimated total costs of about $63.2 million which will be paid to its suppliers. A regulatory asset and related deferred credit have been established on the balance sheet to account for these estimated costs. Approximately $40.0 million of these costs were paid to various suppliers, of which about $30.9 million has been included in purchased gas costs. At year-end, $32.3 million remains deferred for future collection from customers. The Company has a $10 million credit agreement with a domestic bank to provide funds for the Company's transition cost liability to CNG Transmission Corporation (CNG). At December 31, 1996 the Company had $9.1 million of borrowings outstanding under the credit agreement. The Company is collecting those costs through the Gas Cost Adjustment clause in its rates.

          The Company is committed to transportation capacity on the Empire State Pipeline (Empire) as well as to upstream pipeline transportation and storage services for a period extending to the year 2008. The Company also has contractual obligations with CNG and upstream pipelines whereby the Company is subject to charges for transportation and storage services for a period extending to the year 2001. The combined CNG and Empire transportation capacity is comparable to the Company's current requirements.

          1995 GAS SETTLEMENT. The Company has entered into several agreements to help manage its pipeline capacity costs and has successfully met settlement targets for capacity remarketing for the twelve months ending October 31, 1996, thereby avoiding negative financial impacts for that period. The Company believes that it will also be successful in meeting the Settlement targets in the remaining two years of the Settlement period, although no assurance may be given.

          The FERC approved a change in rate design for the Great Lakes Gas Transmission Limited Partnership (Great Lakes) on which the Company holds transportation capacity. This change resulted in a retroactive surcharge by Great Lakes to the Company in the amount of approximately $8 million, including interest. Under the terms of the 1995 Gas Settlement, the Company may recover approximately one-half of the surcharge in rates charged to customers; but the remainder may not be passed through and has been previously reserved. The Company, which paid the Great Lakes assessment under protest, vigorously contested it before the FERC, but on April 25, 1996, the FERC upheld this determination that the charge to the Company is proper. The Company has filed a petition for review with the U.S. Court of Appeals. The ultimate outcome of judicial review cannot be predicted.

          GAS RESTRUCTURING PROCEEDING. In the PSC's Proceeding on Restructuring the Emerging Competitive Natural Gas Market, the PSC established a three-year period (ending March 28, 1999) during which the State's gas utilities would be permitted to require customers converting from sales service to take associated pipeline capacity for which the utilities had originally contracted. Prior to the beginning of the third year, the utilities would be required to demonstrate their efforts to dispose of "excess" capacity. Pursuant to the PSC's Orders, the cost of capacity defined as "excess" that the Company still holds after March 28, 1999 may not be fully recoverable in rates. Accordingly, the Company's ability to avoid absorbing this cost will depend on the success of remarketing efforts, as described above, and, if such efforts do not result in eliminating all "excess" capacity, on a satisfactory explanation as to why all such capacity could not be remarketed.

          The PSC's March 28, 1996 Order also required that the Company and other gas utilities restructure their service offerings in a number of different respects. The Company has made the necessary changes to its tariff and, as of the end of 1996, had deferred an additional amount of approximately $1.8 million to effect the required transition. The Company anticipates that the remaining transition costs will occur in 1997 and that they will total approximately an additional $1.5 million. On December 20, 1996, the Company petitioned the PSC for authority to defer the 1996 expenditures for subsequent recovery. Because of the potential impact of recovering these costs on gas rates established by the 1995 Gas Settlement, it may be necessary for the Company to petition the PSC for review of the operation of the Gas Settlement, as provided for therein. The Company has not determined whether to file such a petition for review and, therefore, the outcome of any request for recovery of the transition costs, assuming deferred accounting is authorized, cannot be determined.


ASSERTION OF TAX LIABILITY

          The Company's federal income tax returns have been examined by the Internal Revenue Service (IRS) through the calendar year ended 1992. The one outstanding issue, which has placed the years 1987 through 1992 in protest by the Company, pertains to the characterization and treatment of events and relationships at the Nine Mile Two project and to the appropriate tax treatment of investments made and expenses incurred at the project by the Company and the other co-tenants.

          The Company believes its tax reserve is sufficient and that it will reach an agreement with the IRS on the issue, in which the Company will substantially prevail in the issues.


REGULATORY AND STRANDABLE ASSETS

          With PSC approval the Company has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by Statement of Financial Accounting Standards No. 71 (SFAS-71). These deferred costs are shown as Regulatory Assets on the Company's Balance Sheet. Such cost deferral is appropriate under traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. In a purely competitive pricing environment, such costs might not have been incurred and could not have been deferred. Accordingly, if the Company's rate setting was changed from a cost-of-service approach, and it was no longer allowed to defer these costs under SFAS-71, these assets would be adjusted for any impairment to recovery (pursuant to Financial Accounting Standards No. 121 (SFAS-121)). In certain cases, the entire amount could be written off.

          SFAS-121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires write-down of assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be fully recoverable.

          Below is a summary of the Regulatory Assets as of December 31, 1996 and 1995 (Millions of Dollars):



                                                1996    1995
                                               ------  ------

Income Taxes                                   $174.6  $188.6
Uranium Enrichment Decommissioning Deferral      17.7    18.7
Deferred Ice Storm Charges                       14.0    16.6
FERC 636 Transition Costs                        32.3    41.0
Demand Side Management Costs Deferred             8.4    14.7
Other, net                                       37.5    31.6
                                               ------  ------

Total - Regulatory Assets                      $284.5  $311.2
                                               ======  ======

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

- Uranium Enrichment Decommissioning Deferral: The Energy Policy Act of 1992 requires utilities to contribute such amounts based on the amount of uranium enriched by DOE for each utility. This amount is mandated to be paid to DOE through the year 2007. The recovery of these costs is through base rates of fuel.

- FERC 636 Transition Costs:   These costs are payable to gas supply and
  pipeline companies which are passing various restructuring and other transition costs on to the Company, as ordered by FERC. The majority of these costs will be recovered through the Company's gas cost adjustment by the year 2000.

- Demand Side Management Costs Deferred: These costs are Demand Side Management costs which relate to programs initiated to increase efficiency with which electricity is used. These costs are recoverable by the Company through the year 2000.

          In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts (e.g., the Kamine/Besicorp Allegany L.P. contract), or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at December 31, 1996 cannot be determined at this time, but could be significant. Strandable assets, if any, would be written down for impairment of recovery in the same manner as deferred cost discussed above.

          At December 31, 1996 the Company believes that its Regulatory and Strandable Assets, if any, are not impaired and are probable of recovery, although no such assurance can be given.


LEASE AGREEMENTS

          The Company leases five properties for administrative offices and operating activities. The total lease expense charged to operations was $3.9 million in 1996. For the years 1997, 1998, 1999, 2000 and 2001 the estimated lease expense charged to operations will be $5.9 million, $5.9 million, $4.0 million, $4.0 million and $4.0 million, respectively. Commitments under capital leases were not significant to the accompanying financial statements.

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



                                          (Thousands of Dollars)
                          -----------------------------------------------------------
                                                                         Earnings per
                          Operating  Operating      Net    Earnings on   Common Share
Quarter Ended              Revenues     Income   Income   Common Stock   (in dollars)

December 31, 1996          $274,431    $36,326  $22,228        $20,362          $0.52
September 30, 1996          234,843     36,159   21,062         19,196           0.49
June 30, 1996               235,577     23,115   11,732          9,866           0.25
March 31, 1996              309,195     56,866   42,489         40,623           1.05

December 31, 1995/1/       $270,518    $37,624  $  (387)       $(2,253)         $(.05)
September 30, 1995          245,145     41,738   26,934         25,068            .65
June 30, 1995               219,546     29,454   14,861         12,995            .34
March 31, 1995              281,119     46,557   30,520         28,653            .75

December 31, 1994          $243,697    $42,249  $25,618        $23,751          $ .63
September 30, 1994/2/       229,982     41,007    4,912          3,046            .08
June 30, 1994               217,083     24,578    9,608          7,742            .20
March 31, 1994              310,052     47,178   34,237         32,467            .87


/1/ Includes recognition of $28.7 million net-of-tax gas settlement adjustment. /2/ Includes recognition of $21.9 million net-of-tax pension plan curtailment.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


          The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at the Company's Annual Meeting of Shareholders to be held on April 16, 1997, will be set forth under the heading "Election of Directors" in the Company's Definitive Proxy Statement for such Annual Meeting of Shareholders.

          The information required by Item 10 of Form 10-K with respect to executive officers is, pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K, set forth in Part I as Item 4-A of this Form 10-K under the heading "Executive Officers".



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

          Pursuant to General Instruction G(3) to Form 10-K, Items 10 through 13 have not been answered because, within 120 days after the close of its fiscal year, the Registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A which involves the election of directors. Regis trant's definitive proxy statement dated March 4, 1997 will be filed with the Securities and Exchange Commission prior to April 30, 1997. The information required in Items 10 through 13 under the headings set forth above is incorpo rated by reference herein by this reference thereto. Except as specifically referenced herein the proxy statement in connection with the annual meeting of shareholders to be held April 16, 1997 is not deemed to be filed as part of this Report.

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)          1.  The financial statements listed below are shown under Item 8 of this Report.

                 Report of Independent Accountants.

                 Consolidated Statement of Income for each of the three years ended December 31, 1996.

                 Consolidated Statement of Retained Earnings for each of the three years ended December 31, 1996.

                 Consolidated Balance sheet at December 31, 1996 and 1995.

                 Consolidated Statement of Cash Flows for each of the three years ended December 31, 1996.

                 Notes to Consolidated Financial Statements.



(a)          2.  Financial Statement Schedules - Included in Item 14 herein:

                 For each of the three years ended December 31, 1996.

                 Schedule II - Valuation and Qualifying Accounts.



(a)          3.  Exhibits - See List of Exhibits.

(b)              Reports on Form 8-K - None.

                     ROCHESTER GAS AND ELECTRIC CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)


FOR THE YEAR ENDED DECEMBER 31, 1994


                                                   Additions
                                                   ---------
                          Balance at   Charged to   Charged               Balance
                          Beginning    Costs and   To Other               at End
Descriptions              of Period    Expenses    Accounts  Deductions  of Period
------------------------  ---------  ----------    --------  ----------  ---------
Reserves for:

Uncollectible accounts      $600        $350                               $950


FOR THE YEAR ENDED DECEMBER 31, 1995

                                                   Additions
                                                   ---------
                          Balance at   Charged to   Charged               Balance
                          Beginning    Costs and   To Other               at End
Descriptions              of Period    Expenses    Accounts  Deductions  of Period
------------------------  ---------  ----------    --------  ----------  ---------
Reserves for:

Uncollectible accounts      $950        $11,000                            $11,950

Materials and supplies
 obsolescence                  0            736                                736


FOR THE YEAR ENDED DECEMBER 31, 1996

                                                  Additions
                                                  ---------
                          Balance at   Charged to   Charged               Balance
                          Beginning    Costs and   To Other               at End
Descriptions              of Period    Expenses    Accounts  Deductions  of Period
------------------------  ---------  ----------   ---------  ----------  ---------
Reserves for:

Uncollectible accounts      $11,950     $5,552                             $17,502

Materials and supplies
 obsolescence                   736       (375)                                361


          Beginning in 1992 the Company no longer charges uncollectible expenses through the uncollectible reserve. The total amount written off directly to expense in 1994 was $9,000, in 1995 was $12,063 and in 1996 was $15,016.

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


Exhibit 3-3* By-Laws of the Company, as amended to date. (Filed as Exhibit 3-1 in May 1996 on Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-672)


Exhibit 4-1* Restated Certificate of Incorporation of Rochester Gas and Electric Corporation under Section 807 of the Business Corporation Law filed with the Secretary of State of the State of New York on June 23, 1992. (Filed in Registration No. 33-49805 as Exhibit 4-5 in July 1993)


Exhibit 4-2* Certificate of Amendment of the Certificate of Incorporation of Rochester Gas and Electric Corporation Under Section 805 of the Business Corporation Law filed with the Secretary of State of the State of New York on March 18, 1994. (Filed as Exhibit 4 in May 1994 on Form 10-Q for the quarter ended March 31, 1994, SEC File No. 1-672.)


Exhibit 4-3* By-Laws of the Company, as amended to date. (Filed as Exhibit 3-1 in May 1996 on Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-672)


Exhibit 4-4* General Mortgage to Bankers Trust Company, as Trustee, dated September 1, 1918, and supplements thereto, dated March 1, 1921, October 23, 1928, August 1, 1932 and May 1, 1940. (Filed as
              Exhibit 4-2 in February 1991 on Form 10-K for the year ended December 31, 1990, SEC File No. 1-672-2)


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

Exhibit 10-3* Agreement dated September 25, 1984 between the Company and the United States Department of Energy, as amended. (Filed as Exhibit 10-3 in February 1995 on Form 10-K for the year ended December 31, 1994, SEC File No. 1-672-2)


Exhibit 10-4* Agreement dated February 5, 1980 between the Company and the Power Authority of the State of New York. (Filed as Exhibit 10-10 in February 1990 on Form 10-K for the year ended December 31, 1989, SEC File No. 1-672-2)


Exhibit 10-5* Agreement dated March 9, 1990 between the Company and Mellon Bank, N.A. (Filed as Exhibit 10-1 in May 1990 on Form 10-Q for the quarter ended March 31, 1990, SEC File No. 1-672)


Exhibit 10-6* Basic Agreement dated September 22, 1975 as amended and supplemented between the Company and Niagara Mohawk Power Corporation. (Filed as Exhibit 10-11 in February 1993 on Form 10-K for the year ended December 31, 1992, SEC File No. 1-672-2)


Exhibit 10-7* Operating Agreement effective January 1, 1993 among the owners of the Nine Mile Point Nuclear Plant Unit No. 2. (Filed as Exhibit 10-12 in February 1993 on Form 10-K for the year ended December 31, 1992, SEC File No. 1-672-2)


Exhibit 10-8* (A)  Rochester Gas and Electric Corporation Deferred Compensation
                   Plan. (Filed as Exhibit 10-14 in February 1994 on Form 10-K for the year ended December 31, 1993, SEC File No. 1-672-2)


Exhibit 10-9* (A)  Rochester Gas and Electric Corporation Long Term Incentive
                   Plan, Restatement of January 1, 1994. (Filed as Exhibit 10-10 in February 1995 on Form 10-K for the year ended December 31, 1994, SEC File No. 1-672-2)


Exhibit 10-10* (A) Rochester Gas and Electric Corporation Deferred Stock Unit
                   Plan for Non-Employee Directors, effective as of December 31, 1995. (Filed as Exhibit 10-1 in May 1996 on Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-672)


Exhibit 10-11 (A)  1996 Performance Stock Option Plan.


Exhibit 10-12* (A) Rochester Gas and Electric Corporation Executive Incentive
                   Plan, Restatement of January 1, 1995. (Filed as Exhibit 10-11 in February 1996 on Form 10-K for the year ended December 31, 1995, SEC File No. 1-672-2)


Exhibit 10-13* (A) RG&E Unfunded Retirement Income Plan Restatement as of
                   July 1, 1995. (Filed as Exhibit 10-12 in February 1996 on Form 10-K for the year ended December 31, 1995, SEC File No. 1-672-2)

Exhibit 10-14* (A) Severance Agreement dated August 17, 1995 between the Company and Roger W. Kober, Chairman of the Board, President and Chief Executive Officer. (Filed as Exhibit 10-13 in February 1996 on Form 10-K for the year ended December 31, 1995, SEC File No. 1-672-2)

Exhibit 10-15* (A) Severance Agreement dated August 17, 1995 between the Company and Thomas S. Richards, Senior Vice President, Energy Services. (Filed as Exhibit 10-14 in February 1996 on Form 10-K for the year ended December 31, 1995, SEC File No. 1-672-2)


Exhibit 10-16* (A) Severance Agreement dated August 17, 1995 between the Company and Robert E. Smith, Senior Vice President, Energy Operations. (Filed as Exhibit 10-15 in February 1996 on Form 10-K for the year ended December 31, 1995, SEC File No. 1-672-2)


Exhibit 10-17* (A) Severance Agreement dated January 2, 1996 between the Company and J. Burt Stokes, Senior Vice President, Corporate Services and Chief Financial Officer. (Filed as Exhibit 10-16 in February 1996 on Form 10-K for the year ended December 31, 1995, SEC File No. 1-672-2)


Exhibit 10-18 (A)  Change of Control Agreement dated January 2, 1997 between the
                   Company and Michael J. Bovalino, Senior Vice President, Energy Services.


Exhibit 23         Consent of Price Waterhouse LLP, independent accountants


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


                             ROCHESTER GAS AND ELECTRIC CORPORATION


                             By:   /s/    ROGER W. KOBER
                                 --------------------------------
                                          Roger W. Kober
                                 Chairman of the Board and
                                 Chief Executive Officer



DATE:  February 13, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                        TITLE                        DATE
---------                        -----                        ----


Principal Executive Officer:



   /s/ ROGER W. KOBER            Chairman of the Board and    February 13, 1997
----------------------------     Chief Executive Officer
      (Roger W. Kober)




Principal Financial Officer:



   /s/  J. B. STOKES             Senior Vice President        February 13, 1997
----------------------------     Corporate Services and
       (J. Burt Stokes)          Chief Financial Officer




Principal Accounting Officer:



   /s/  DANIEL J. BAIER          Controller                   February 13, 1997
-----------------------------
       (Daniel J. Baier)

SIGNATURE                        TITLE                     DATE
---------                        -----                     ----


Directors:


   /s/ WILLIAM BALDERSTON III    Director                  February 13, 1997
-----------------------------
      (William Balderston III)


  /s/  ANGELO J. CHIARELLA       Director                  February 13, 1997
-----------------------------
      (Angelo J. Chiarella)


   /s/ ALLAN E. DUGAN            Director                  February 13, 1997
-----------------------------
      (Allan E. Dugan)


   /s/ JAY T. HOLMES             Director                  February 13, 1997
-----------------------------
      (Jay T. Holmes)


   /s/ SAMUEL T. HUBBARD,JR      Director                  February 13, 1997
-----------------------------
      (Samuel T. Hubbard,Jr.)


   /s/ ROGER W. KOBER            Director                  February 13, 1997
-----------------------------
      (Roger W. Kober)


   /s/ THEODORE L. LEVINSON      Director                  February 13, 1997
-----------------------------
      (Theodore L. Levinson)


   /s/  CONSTANCE M. MITCHELL    Director                  February 13, 1997
-----------------------------
       (Constance M. Mitchell)


   /s/ CORNELIUS J. MURPHY       Director                  February 13, 1997
-----------------------------
      (Cornelius J. Murphy)


   /s/ CHARLES I. PLOSSER        Director                  February 13, 1997
-----------------------------
      (Charles I. Plosser)


   /s/ THOMAS S. RICHARDS        Director                  February 13, 1997
-----------------------------
      (Thomas S. Richards)


   /s/ ARTHUR M. RICHARDSON      Director                  February 13, 1997
-----------------------------
      (Arthur M. Richardson)


   /s/ M. RICHARD ROSE           Director                  February 13, 1997
-----------------------------
      (M. Richard Rose)


   /s/ NANCY J. WOODHULL         Director                  February 13, 1997
-----------------------------
     (Nancy J. Woodhull)