Form 10-Q
period 1997-03-31
ROCHESTER GAS & ELECTRIC CORP
filed 1997-05-09
CIK 84557

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March  31, 1997
                                     --------------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                -------------------      -------------------

Commission file number                           1-672
                        ----------------------------------------------------

                    Rochester Gas and Electric Corporation
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           New York                                     16-0612110
----------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     identification No.)

    89 East Avenue, Rochester, NY                           14649
----------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (716) 546-2700
----------------------------------------------------------------------------
       N/A
----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

      Common Stock, $5 par value, at April 30, 1997: 38,851,464
                                                    -----------

                                     INDEX



                                                        Page No.

PART I - FINANCIAL INFORMATION

 Consolidated Balance Sheet - March 31,1997 and
    December 31, 1996...................................  1 - 2

 Consolidated Statement of Income - Three Months Ended
   March 31, 1997 and 1996..............................      3

 Consolidated Statement of Cash Flows - Three Months
    Ended March 31, 1997 and 1996.......................      4

 Notes to Financial Statements..........................  5 - 7

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................  7 -16


PART II - OTHER INFORMATION

 Legal Proceedings......................................     16

 Submission of Matters to a Vote of Security Holders....     16

 Exhibits and Reports on Form 8-K.......................     17

 Signatures.............................................     18

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                             March 31,          December 31,
 Assets                                                                        1997                  1996
----------------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                     $2,424,058           $2,413,881
Gas                                                                             395,524              391,231
Common                                                                          131,639              129,946
Nuclear fuel                                                                    226,141              224,701
                                                                             ----------           ----------
                                                                              3,177,362            3,159,759
Less: Accumulated depreciation                                                1,408,812            1,381,908
      Nuclear fuel amortization                                                 191,783              187,170
                                                                             ----------           ----------
                                                                              1,576,767            1,590,681
Construction work in progress                                                    62,667               69,711
                                                                             ----------           ----------
  Net Utility Plant                                                           1,639,434            1,660,392
                                                                             ----------           ----------
Current Assets
Cash and cash equivalents                                                        86,281               21,301
Accounts receivable, net of allowance  for
 doubtful accounts: 1997 - $19,400, 1996 - $17,500                              139,076              112,908
Unbilled revenue receivable                                                      46,064               53,261
Materials, supplies and fuels, at average cost                                   17,594               39,888
Prepayments                                                                      33,656               23,103
                                                                             ----------           ----------
    Total Current Assets                                                        322,671              250,461
                                                                             ----------           ----------

Deferred Debits
Nuclear generating plant decommissioning fund                                    96,160               91,195
Nine Mile Two deferred costs                                                     31,097               31,360
Unamortized debt expense                                                         14,443               14,820
Other deferred debits                                                            27,137               28,759
Regulatory assets (Note 2):                                                     258,859              284,489
                                                                             ----------           ----------
     Total Deferred Debits                                                      427,696              450,623
                                                                             ----------           ----------
       Total Assets                                                          $2,389,801           $2,361,476
---------------------------------------------------------                    ----------           ----------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                            March 31,          December 31,
Capitalization and Liabilities                                               1997                  1996
----------------------------------------------------------------------------------------------------------------
Capitalization
 Long term debt - mortgage bonds                                          $ 555,067               $  555,054
                - promissory notes                                           91,900                   91,900
 Preferred stock redeemable at option of Company                             67,000                   67,000
 Preferred stock subject to mandatory redemption                             45,000                   45,000

Common shareholders' equity:
 Common stock
  Authorized 50,000,000 shares;  38,851,464
  shares outstanding at March 31, 1997
  and 38,851,464 shares outstanding at
  December 31, 1996.                                                        696,017                  696,019
 Retained earnings                                                          112,785                   90,540
                                                                         ----------               ----------
   Total common shareholders' equity                                        808,802                  786,559
                                                                         ----------               ----------
   Total Capitalization                                                   1,567,769                1,545,513
                                                                         ----------               ----------
Long Term Liabilities (Department of Energy)
 Nuclear waste disposal                                                      80,089                   79,057
  Uranium enrichment decommissioning                                         14,786                   14,695
                                                                         ----------               ----------
   Total Long Term Liabilities                                               94,875                   93,752
                                                                         ----------               ----------
Current Liabilities
 Long term debt due within one year                                          20,000                   20,000
 Preferred stock redeemable within one year                                  10,000                   10,000
 Short term debt                                                                 --                   14,000
 Accounts payable                                                            41,487                   49,462
 Dividends payable                                                           19,187                   19,349
 Taxes accrued                                                               40,539                    4,694
 Interest accrued                                                            14,467                   10,317
 Other                                                                       29,467                   30,395
                                                                         ----------               ----------
   Total Current Liabilities                                                175,147                  158,217
                                                                         ----------               ----------
Deferred Credits and Other Liabilities
 Accumulated deferred income taxes                                          355,383                  370,028
 Pension costs accrued                                                       69,688                   69,806
 Other                                                                      126,939                  124,160
                                                                         ----------               ----------
   Total Deferred Credits and Other Liabilities                             552,010                  563,994
                                                                         ----------               ----------
Commitments and Other Matters (Note 2)                                           --                       --
                                                                         ----------               ----------
   Total Capitalization and Liabilities                                  $2,389,801               $2,361,476
---------------------------------------------------------                ----------               ----------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                            For the Three Months Ended
                                                                                      March 31,
                                                                             1997                1996
----------------------------------------------------------------------------------------------------------------
Operating Revenues
 Electric                                                                     $174,063           $170,508
 Gas                                                                           136,993            131,816
                                                                              --------           --------
                                                                               311,056            302,324
 Electric sales to other utilities                                               3,789              6,871
                                                                              --------           --------
 Total Operating Revenues                                                      314,845            309,195
                                                                              --------           --------
Fuel Expenses
 Fuel for electric generation                                                   10,832             11,112
 Purchased electricity                                                           4,884              8,951
 Gas purchased for resale                                                       79,355             71,759
                                                                              --------           --------
  Total Fuel Expenses                                                           95,071             91,822
                                                                              --------           --------
Operating Revenue less Fuel Expenses                                           219,774            217,373
                                                                              --------           --------
Other Operating Expenses
 Operations excluding fuel expenses                                             64,194             61,602
 Maintenance                                                                    11,530              9,512
 Depreciation and amortization                                                  29,212             23,489
 Taxes - local, state and other                                                 34,967             36,507
 Federal income tax                                                             24,677             29,397
                                                                              --------           --------
  Total Other Operating Expenses                                               164,580            160,507
                                                                              --------           --------
Operating Income                                                                55,194             56,866
                                                                              --------           --------
Other Income and Deductions
 Allowance for other funds
  used during construction                                                          71                245
 Federal income tax                                                                763                598
 Other - net                                                                    (1,184)               320
                                                                              --------           --------
  Total Other Income and Deductions                                               (350)             1,163
                                                                              --------           --------
Income before Interest Charges                                                  54,844             58,029
                                                                              --------           --------
Interest Charges
 Long term debt                                                                 11,853             12,877
 Other - net                                                                     1,672              3,382
 Allowance for borrowed funds
  used during construction                                                        (114)              (719)
                                                                              --------           --------
   Total Interest Charges                                                       13,411             15,540
                                                                              --------           --------
 Net Income                                                                     41,433             42,489
                                                                              --------           --------
 Dividends on Preferred Stock                                                    1,704              1,866
                                                                              --------           --------
 Earnings Applicable to Common Stock                                           $39,729            $40,623
                                                                              --------           --------
 Weighted average number of shares
 outstanding in each period (000's)                                             38,851             38,577
 Earnings per Common Share                                                       $1.02              $1.05
 Cash Dividends Paid per Common Share                                            $0.45              $0.45

-----------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months Ended
(Thousands of Dollars)                                                                March 31,
----------------------------------------------------------------------------------------------------------
                                                                               1997              1996*
                                                                            ------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                    $ 41,433          $ 42,489
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation and amortization                                                   34,047            28,865
Deferred fuel                                                                   14,165            25,155
Deferred income taxes                                                          (10,356)           (6,385)
Allowance for funds used during construction                                      (185)             (964)
Unbilled revenue, net                                                            7,197             9,434
Nuclear generating plant decommissioning fund                                   (5,031)           (2,252)
Pension costs accrued                                                           (1,417)           (1,022)
Post employment benefit internal reserve                                         2,580             1,598
Changes in certain current assets and liabilities:
 Accounts receivable                                                           (26,168)          (34,813)
 Materials, supplies and fuels                                                  22,294            21,803
 Taxes accrued                                                                  35,845            33,943
 Accounts payable                                                               (7,975)           (3,644)
 Other current assets and liabilities, net                                      (5,434)          (11,635)
Other, net                                                                      11,240            (2,043)
                                                                            ----------        ----------
   Total Operating                                                           $ 112,235         $ 100,529
                                                                            ----------        ----------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                               $ (12,006)       $  (37,286)
Other, net                                                                          --               (14)
                                                                            ----------        ----------
 Total Investing                                                            $  (12,006)       $  (37,300)
                                                                            ----------        ----------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/issuance of common stock                                               $       --        $    4,214
Short term borrowings                                                          (14,000)               --
Retirement of long term debt                                                        --           (49,000)
Dividends paid on preferred stock                                               (1,866)           (1,866)
Dividends paid on common stock                                                 (17,483)          (17,304)
Other, net                                                                      (1,900)            1,061
                                                                            ----------        ----------
 Total Financing                                                            $  (35,249)       $  (62,895)
                                                                            ----------        ----------
 Increase in cash and cash equivalents                                      $   64,980        $      334
 Cash and cash equivalents at beginning  of period                          $   21,301        $   44,121
                                                                            ----------        ----------
 Cash and cash equivalents at end of period                                 $   86,281        $   44,455
                                                                            ----------        ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                               Three Months Ended
                                                                                     March 31,
--------------------------------------------------------------------------------------------------------
(Thousands of Dollars)                                                         1997              1996
                                                                            ----------        ----------
Cash Paid During the Period
Interest paid (net of capitalized amount)                                   $    8,870        $ 10,075
                                                                            ----------        --------
Income taxes paid                                                           $       --        $  8,000
                                                                            ----------        --------

* Reclassified for comparative purposes.
The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1:  GENERAL

    The Company, in the opinion of management, has included adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1997 are subject to adjustment at the end of the year when they will be audited by independent accountants. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating, and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2.  COMMITMENTS AND OTHER MATTERS

      The following matters supplement the information contained in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and should be read in conjunction with the material contained in that Note.

LITIGATION WITH CO-GENERATOR

  The Company is engaged in litigation with Kamine/Besicorp Allegany L.P. (Kamine), the only co-generator operating in its service territory. The details of the litigation, involving several different proceedings, are described in
Note 10 of the Company's 1996 Annual Report on Form 10-K. One of the complaints served by Kamine seeks damages in the amount of $420,000,000.

  There have been two developments in these proceedings since the filing of the 1996 Annual Report on Form 10-K. In the Action in the United States District Court for the Western District of New York, Kamine had filed a notice of appeal from a decision denying Kamine's motion for a preliminary injunction. Kamine subsequently withdrew the appeal.

  In November 1995 Kamine filed in Newark, New Jersey for protection under the bankruptcy laws and filed a complaint in an adversary proceeding seeking, among other things, specific performance of the agreement to sell power to the Company. Kamine filed a motion to compel the Company to pay what would be due under Kamine's view of the terms of that agreement during the pendency of the Adversary Proceeding. After hearing, the Bankruptcy Court denied that motion. The Court also denied various motions made by the Company to change the venue of the proceeding to New York State and to lift the automatic stay of the pending New York State action. On appeal, the Bankruptcy Court was reversed and the case sent back to the Bankruptcy Court to decide where the contract issues in the Adversary Proceeding should be adjudicated.

  On March 19, 1997, the Bankruptcy Court stayed the Adversary Proceeding pending resolution of the contract issues in the New York State court trial. On March 31, 1997, Kamine filed notice with the District Court that they will appeal the Bankruptcy Court's March 19 Order. On May 6, 1997, Kamine advised the District Court that it was withdrawing its appeal.

  Numerous other procedural motions have been presented in the Bankruptcy Court, some of which may now be considered by the New York State court. While these procedural issues are pending, the Company would pay approximately two cents per kilowatt hour when the plant operates. It is not operating at the present time.

FERC 636 TRANSITION COSTS

  As a result of the restructuring of the gas transportation industry by the Federal Energy Regulatory Commission (FERC) pursuant to Order No. 636 and related decisions, the Company was required to pay a share of certain transition costs incurred by the interstate pipelines through which it has purchased gas. The Company, as a customer, estimated total costs of about $40-45 million which, for the most part, have been paid to its suppliers. The pipeline with the largest transition cost liability has reached a negotiated settlement with its customers, including the Company. This settlement agreement, filed with the FERC and awaiting FERC approval, would resolve the last transition cost case. Under the settlement, transition costs will be paid for an additional 24 months, then cease. A regulatory asset and related deferred credit have been established on the balance sheet to account for these costs. Approximately $41.4 million of these costs were paid to suppliers, of which about $33.5 million has been included in purchased gas costs. At March 31, 1997, $29.7 million remains deferred for future collection from customers. The Company has a $10 million credit agreement with a domestic bank to provide funds for the Company's transition cost liability to CNG Transmission Corporation. At March 31, 1997 the Company had $7.9 million of borrowings outstanding under the credit agreement. The Company is collecting those costs through the Gas Cost Adjustment clause in its rates.

SPENT NUCLEAR FUEL LITIGATION

  The Nuclear Waste Act obligates the United States Department of Energy (DOE) to accept for disposal spent nuclear fuel (SNF) starting in 1998. Since the mid-1980s the Company and other nuclear plant owners and operators have paid substantial fees to the DOE to fund its obligations under the Nuclear Waste Act. DOE has indicated that it will not be in a position to accept SNF in 1998. On June 20, 1994, Northern States Power Company and other owners and operators of nuclear power plants filed suit against DOE and the U.S. in the U.S. Court of Appeals for the District of Columbia Circuit seeking a declaration that DOE is violating its obligation to begin accepting and disposing of such waste, requiring DOE to report progress thereon and requesting other relief. In a July 1996 decision, the court upheld the utilities' position that DOE is obligated to accept and dispose of the utilities' SNF beginning not later than January 31, 1998. DOE had contended in effect that it could defer the disposal until the availability of a suitable SNF repository. The court rejected this DOE reading of the Nuclear Waste Act, but stopped short of providing the utilities a remedy since DOE has not yet defaulted on its obligations. By letter dated December 17, 1996, DOE invited the parties to the proceeding to provide written comments on how DOE's anticipated inability to meet its January 31, 1998 obligation to begin accepting SNF could "best be accommodated". The Company and a number of other parties have responded to that invitation. By Joint Petition for Review, dated January 31, 1997, the Company and a number of other nuclear utilities petitioned the United States Court of Appeals for the District of Columbia Circuit for a declaration that the Petitioners are relieved of the obligation to pay fees into the Nuclear Waste Fund, and authorized to place those fees into escrow when and until DOE commences disposing of SNF. The Petition further requests that DOE be ordered to develop a program that will enable it to begin acceptance of SNF by January 31, 1998.

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

 Below is a summarization of the Regulatory Assets as of March 31, 1997.


                                                Millions
                                               of Dollars
                                               ----------

Income Taxes                                       $170.3
Uranium Enrichment Decommissioning Deferral          17.3
Deferred Ice Storm Charges                           13.4
FERC 636 Transition Costs                            29.7
Demand Side Management Costs Deferred                 7.2
Other, net                                           20.9
                                                   ------

Total - Regulatory Assets                          $258.8
                                                   ======

          See the Company's Form 10-K for the fiscal year ended December 31, 1996 Item 8, Note 10 of the Notes to Financial Statements, "Regulatory and Strandable Assets" for a description of the Regulatory Assets shown above.

          In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts (e.g., the Kamine/Besicorp Allegany L.P. contract), or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at March 31, 1997 cannot be determined at this time, but could be significant. Strandable assets, if any, would be written down for impairment of recovery in the same manner as deferred cost discussed above.

          At March 31, 1997 the Company believes that its Regulatory and Strandable Assets, if any, are not impaired and are probable of recovery, although no such assurance can be given.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company. This assessment contains forward-looking statements which are subject to various risks and uncertainties. The Company's actual results could differ from those anticipated in such forward-looking statements as a result of numerous factors which may be beyond the Company's control by reason of factors such as electric and gas utility restructuring, future economic conditions and developments in the legislative, regulatory and competitive markets in which the Company operates. Shown below is a listing of the principal items discussed.

     Earnings Summary                                  Page  8

     Competition                                       Page  9
       PSC Competitive Opportunities Case Settlement
       FERC Open Transmission Orders
       PSC Gas Restructuring Case

     Rates and Regulatory Matters                      Page 13
       1996 Rate Settlement
       1995 Gas Settlement

     Liquidity and Capital Resources                   Page 13
       Projected Capital and Other Requirements
       Redemption of Securities
       Financing
       Capital Structure

     Results of Operations                             Page 14
       Operating Revenues and Sales
       Operating Expenses

     Dividend Policy                                   Page 16


EARNINGS SUMMARY


      Earnings per common share for the current and prior year three month periods ended March 31, are as follows:

                                                       1997     1996
       Earnings per share                             $1.02    $1.05


       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS-128"), "Earnings per Share," which changes the methodology of calculating earnings per share. Had the Company adopted SFAS-128 during the first quarter the impact on earnings would not have been significant.

       First quarter earnings were slightly lower in 1997 due to weather being about 8% warmer and lower electric rates. Total gas sales were down about 8% for the quarter. Partially reducing the earnings decline was approximately 2% growth in electric sales to customers for the quarter.

          Future earnings may be affected by a proposed settlement with the staff of the New York State Public Service Commission (PSC) and other parties on a five-year transition to competition which, among other things, reduces rates and allows the Company to pursue new business opportunities. The Competitive Opportunities Settlement (see description below) requires approval of the PSC. The nature and magnitude of the potential impact of any proposals ultimately adopted by the PSC on the business of the Company will depend on the specific details of any plan for increased competition and resolution of the complex issues involved, especially competition at the retail level.

       Future earnings will be affected, in part, by the Company's degree of success in remarketing its excess gas capacity as set under the terms of the 1995 Gas Settlement and in controlling its local gas distribution costs. The Company believes it will be successful in meeting the 1995 Gas Settlement targets over the remaining two years of the Settlement period, although no assurance can be given.

COMPETITION

       See the Company's Form 10-K for the fiscal year ended December 31, 1996,
Item 7.- "Competition" for a discussion of the PSC gas restructuring case, formation of a joint nuclear operating company and the Company's business strategy . See Note 2 of the Notes to Financial Statements for a discussion of regulatory and strandable assets and related accounting issues.

       PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. By Opinion No. 96-12 issued May 20, 1996 in the "Competitive Opportunities Proceeding," the PSC endorsed a fundamental restructuring of the electric utility industry in the State. Among other elements, the PSC's goals included lower rates for consumers and increased customer choice in obtaining electricity and other energy services.

       On April 8, 1997, the Company, the PSC Staff ("Staff") and other parties entered into a Settlement Agreement dated April 8, 1997 (the "Settlement") with regard to the Competitive Opportunities Proceeding.

       Summary. The Settlement, which is subject to PSC approval, provides for a transition to competition during the five-year term of the Settlement (July 1, 1997 through June 30, 2002). The Settlement would establish the Company's electric rates for each annual period commencing July 1 ("Rate Year") during the term. A Retail Access Program will be phased in, allowing customers to purchase electricity, and later electricity and capacity commitments, from sources other than the Company. During the term, the Company's non-nuclear generating sources (fossil-fuel, hydro, gas-turbine generation and purchased power contracts, excluding Kamine) will be required to compete in the market. The Company will be provided a reasonable opportunity to recover prudently incurred costs, including those pertaining to generation and purchased power.

       The Settlement also requires the Company to functionally separate its component operations: distribution, generation, and retailing. The Company would be required to separate, structurally, any unregulated retail operations from the remainder of the regulated utility functions. In addition, the Company would have the option to establish a holding company structure and to utilize certain funds derived from rendering utility service for unregulated operations. The Settlement requires neither divestiture of generating or other assets, nor writing off of "stranded costs" (the above-market costs, presumed to result from competition).

       The Settlement will be the subject of PSC examination to determine whether it is in the public interest. A PSC decision regarding the Settlement is expected by mid-1997.

       The Company believes that the Settlement Agreement will not adversely affect its eligibility to continue to apply SFAS-71. If, contrary to the Company's view, such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required.

       Rate Plan. Subject to certain conditions, the Rate Plan contained in the Settlement continues and augments the rate reductions provided for in the Company's 1996 settlement ("the 1996 Settlement") approved by the PSC. Over the five rate years of the term, the cumulative rate reductions will be as follows:
Rate Year 1: $3.5 million; Rate Year 2: $10.5 million; Rate Year 3: $22.6 million; Rate Year 4: $32.2 million; and Rate Year 5: $34.8 million. To the extent that "Mandates" (i.e., governmentally required and external costs imposed
                        ----
on the Company) are reduced, the foregoing reductions may increase in Rate Years 2 through 5.

       The Rate Plan permits the Company to offset against the foregoing total
                                                                         -----
reductions certain amounts related to a Purchase Power Agreement with Kamine which is the subject of substantial litigation described in Item 1, Financial Statements under the caption "Litigation with Co-Generator" in Note 2, Commitments and Other Matters. To provide for possible settlement of the Kamine litigation, the Rate Plan permits the

Company to make the following offsets, by "Rate Year": Rate Year 2: $3.5 million; Rate Year 3: $8.5 million; Rate Year 4: and following (until payment is completed): $10.6 million. The Settlement also would permit the Company to recover the full amount of any difference between Kamine costs currently included in rates and any increased amount resulting from enforcement of the purported PPA or judicially required payments. Seven-eighths of this difference may be added, on a current basis, to the amount already included in rates. Amounts not currently recovered may be deferred for future recovery.

       The Settlement permits recovery of inflation-based increases to certain Operation and Maintenance ("O&M") expenses above 4.0 percent, permits the Company to retain a portion of property tax decreases, and allows the Company to recover the costs of certain Mandates to be included in a "System Benefits Charge" and to recover others to the extent they exceed a $2.5 million threshold. The Company also would be permitted to recover the costs of Catastrophic Events and Competition Implementation Costs (i.e., the cost of
                                                          ----
transition) to the extent they exceed the same threshold. Low-income and service quality programs, established in prior proceedings would continue in much their same form. The maximum service quality penalty, however, would be reduced to $1.25 million per year.

       In the event that the Company earns a return on common equity in excess of 11.80 percent, the Company would be entitled to retain 50 percent of the excess and to use the remaining 50 percent to write down accumulated deferred costs or investment in electric plant and Regulatory Assets (which are deferred costs whose classification as an asset on the balance sheet is permitted by SFAS-71). If the Company's rate of return on common equity falls below 8.5 percent or increases above 14.5 percent, or if the pre-tax interest coverage falls below 2.5 times, or if certain governmental actions occur which cannot adequately be addressed by the Settlement as it pertains to Mandates, either the Company or any party to the Settlement would have the right to petition the PSC for review of the Settlement and appropriate remedial action.

       Retail Access. Over the five-year term of the Settlement, the Company will phase in a Retail Access Program that will permit customers to purchase their own electricity and capacity from alternative suppliers. Assuming that certain operational requirements are met and certain governmental approvals are in place, on July 1, 1998, customers whose electric loads total 670 Gigawatthours ("GWH") (representing approximately 10 percent of the Company's total annual Retail Sales) will be eligible to purchase electricity (but not capacity commitments) from alternative suppliers. On July 1, 1999, customers with loads totaling up to 1,300 GWH (approximately 20 percent of total Sales) will be eligible to purchase energy and capacity commitments from alternative suppliers. As of July 1, 2000, aggregate customer load of up to 2,000 GWH (approximately 30 percent of total Sales) will be eligible; and, as of July 1, 2001, up to 3,000 GWH (approximately 46 percent of total Sales) will be eligible. The cited amounts eligible for retail access would be increased for growth in retail sales above 6,714 GWH. As of July 1, 2002, all retail customers will be eligible to purchase energy and capacity from alternative suppliers.

       Under the Retail Access Program, delivery of electricity will continue to be through The Company's distribution system. The schedule for implementation of the "Energy and Capacity" stage of the Program (commencing July 1, 1999) assumes that a Statewide Energy and Capacity Market will be in place by July 1, 1998. If the operation of that Market is delayed, the Company may petition the PSC for a delay in implementation of the Energy and Capacity stage.

       During the initial, energy only stage of the Retail Access Program, the Company delivery rate will generally equal the rate for fully bundled service less the average non-nuclear fuel and purchased power cost of the electric commodity. During the energy and capacity stage, the rate will generally equal the bundled rate less the cost of the electric commodity and the Company's non-nuclear generating capacity. These commodity and capacity costs, generally referred to as "contestable costs," are estimated to be $.032 per kilowatt hour ("KWH").

       The Company would not be required to divest any of its generation facilities. Instead, the phasing-in of the Retail Access Program subjects the Company's generation to competition from the market in increments, as described above. "Sunk Costs", the investment in electric plant as of March 1, 1997, would be included in electric distribution tariff rates during the term of the Settlement. Future rate treatment of such costs is to be consistent with the principle that the Company is to have a reasonable opportunity to recover such costs.

       "To-Go Costs" of the Company's non-nuclear resources (i.e., capital costs
                                                             ----
incurred after February 28, 1997, operation and maintenance expenses, and property, payroll and other taxes) are to be recovered through the distribution access tariff. The fixed portion of To-Go Costs would be recovered in full through the distribution access tariff until July 1, 1999 and subject to the market thereafter in accordance with the phase-in schedule for the Retail Access program described above. The variable portion of non-nuclear To-Go Costs would also be subject to the market in accordance with the phase-in Schedule described above. Upon extension of eligibility for the Retail Access Program to all retail customers on July 1, 2002, the Company would be authorized to modify its distribution access rates, so as to hold constant the degree to which its To-Go Costs are at risk for recovery through the market. Thus, while the recovery of non-nuclear To-Go Costs would continue to be through the market, recovery of nuclear costs would remain recoverable through regulated rates. If, during the operation of the Energy and Capacity Stage of the Retail Access Program, the market price of energy and capacity exceeds an average of 3.2 cents per KWH, the pace of the Retail Access Program implementation schedule could, after discussion among the Settlement parties, be accelerated.

       During at least the first two and one-half years of the Settlement, all prudently incurred costs associated with the Ginna nuclear plant and the Company's share of the Nine Mile Point 2 nuclear facility would be recovered through regulated retail rates. Future rate treatment of Nine Mile Point 2 would be determined through good faith negotiations among the Company, Staff and the other co-tenants of the facility. It is expected that rate treatment of Ginna would be similar. No change in such treatment of nuclear facilities may be implemented prior to January 1, 2000. Shutdown and decommissioning costs would be recovered during the term of the Settlement in a manner consistent with past ratemaking treatment.

       Corporate Structure. The Settlement envisions, and authorizes the Company to form, a holding company ("HOLDCO") structure and provides standards of conduct to govern relationships among affiliated entities within that structure. Formation of the HOLDCO would require a separate petition to the PSC, a form of which is appended to the Settlement, and approval by shareholders, the Securities and Exchange Commission, the Federal Energy Regulatory Commission ("FERC") and the Nuclear Regulatory Commission.

       The Settlement would authorize the Company to initially fund its unregulated activities, whether conducted through a HOLDCO or otherwise, with $50 million and would not require a separate authorization by the PSC for such investment.

       Miscellaneous. Upon approval of the Settlement by the PSC, the Company would withdraw from an appeal challenging the PSC's Opinion No. 96-12 and would terminate its petition seeking judicial review of the PSC's decision regarding the settlement in the previous electric rate proceeding (the 1996 Rate Settlement). The present Settlement would, upon approval, supersede the 1996 Rate Settlement. Various incentive and penalty provisions in the 1996 Rate Settlement would be eliminated.

       FERC OPEN TRANSMISSION ORDERS.    In early 1996 FERC issued new rules to
facilitate the development of competitive wholesale markets by requiring electric utilities to offer "open-access" transmission service on a non-discriminatory basis in tariffs. The Company filed its required transmission service tariff on July 9, 1996. The new tariff would apply to wholesale purchases and sales made by the Company and the financial impact will depend on prevailing energy prices in the wholesale market. The near-term impacts of this tariff are not expected to be significant. On March 6, 1997, the Company reached a settlement in principle with the other parties respecting rate issues. On March 21, 1997, the Company filed the Offer of Settlement with the Administrative Law Judge (ALJ). The Offer of Settlement was certified by the ALJ on April 14, 1997.

       In December 1996 the Company and other New York utilities submitted a compliance filing with FERC in accordance with the requirements of the FERC's "open-access" order. In order to support the FERC's "open access" order, the utilities also established a centralized transmission service information network, which went on-line in early January 1997. This "open access same-time information system" (OASIS) enables wholesale customers of New York State's bulk power system to obtain timely information regarding transmission service availability and pricing via the Internet.

       On January 31, 1997, the utilities filed a "Comprehensive Proposal To Restructure the New York Wholesale Electric Market" with the FERC. As proposed, the existing New York Power Pool ("NYPP") will be dissolved and the independent system operator (ISO) will administer a state-wide open access tariff and provide for the short-term reliable operation of the bulk power system in the state. In addition to proposing a FERC-endorsed ISO, the proposal calls for creation of a New York Power Exchange ("NYPEx") and a New York State Reliability Council ("NYSRC").

       The NYPEx is a voluntary organization intended to facilitate development of an active wholesale market by providing facilities and procedures to offer energy for sale and to make energy purchases. As proposed, generators of electricity could submit bids to sell energy to, and load serving entities could submit bids to buy energy from, the NYPEx or any other power exchange. Each power exchange would then submit its delivery schedules to the ISO which would review them for feasibility and reliability. The energy market would use a "locational-based marginal pricing" mechanism that takes into account transmission limitations. Generators would also have the opportunity to enter into bilateral contracts for electricity. The NYSRC is an organization formed by the existing eight transmission providers in New York plus three representatives of other market participants (buyers, sellers, and consumer/environmental groups). The role of the NYSRC would be to establish general reliability standards that the ISO would use to establish day-to-day operating procedures.

       The proposed NYSRC is viewed by the transmission providers as an essential prerequisite to transferring control of their transmission facilities to the ISO. The NYPP member systems believe that the combination of an ISO with day-to-day operational responsibility and the NYSRC with limited authority to establish basic reliability standards on a long-term basis provides a balanced structure to resolve the inherent tension between maintaining current system reliability and maximizing the commercial use of transmission facilities by an increased number of market participants.

       Significant changes to pricing procedures now in effect within NYPP are expected, but it is unclear what effect these changes may have once other regulatory changes in New York State are implemented. At the present time, the Company cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations of the financial condition of the Company.

       PSC GAS RESTRUCTURING CASE. In March 1996 the PSC issued an Order and approved utility restructuring plans designed to open up the local natural gas market to competition and thereby allow residential, small business and commercial/industrial users the same ability to purchase their gas supplies from a variety of sources, other than the local utility, that larger industrial customers already have. During a three-year phase-in period the State's gas utilities would be permitted to require customers converting from sales service to take associated pipeline capacity for which the utilities had originally contracted. The PSC has indicated that it will address the issue of how the costs of such capacity would be recovered after the three-year period during the third year of the phase-in period. Under two new gas transportation tariffs, gas customers have a choice of suppliers beginning November 1, 1996. The Company will distribute the gas and charge for the distribution as well as associated services. The Company believes its position in the market is such that it will maintain its distribution system margins. Under a phase-in limitation, loss of gas commodity sales may be limited to five percent of the Company's annual gas volume the first year, and then five additional percent for each of the following two years. The phase-in will be reviewed as experience is gained with the program. The Company anticipates that the use of transportation gas service will increase; however, through March 31, 1997 no customers were being served under this new service.


RATES AND REGULATORY MATTERS

       1996 ELECTRIC RATE SETTLEMENT.   The PSC approved a Settlement Agreement
(1996 Rate Settlement) among the Company, PSC Staff and several other parties which set rates for a three-year period, ending June 30, 1999. If the PSC approves the Competitive Opportunities Settlement (Settlement) discussed earlier, the Settlement would supersede the 1996 Rate Settlement and the Company would terminate its petition seeking judicial review of the 1996 Rate Settlement. For a description of the 1996 Rate Settlement see the Company's 1996 Form 10-K, Item 7, under the heading "Rates and Regulatory Matters".

       1995 GAS SETTLEMENT. The Company entered into several agreements to help manage its pipeline capacity costs and successfully met settlement targets for capacity remarketing for the twelve months ending October 31, 1996, thereby avoiding negative financial impacts for that period. The Company believes that it will also be successful in meeting the Settlement targets in the remaining two years of the Settlement period, although no assurance may be given. For further information with respect to the 1995 Gas Settlement see the Company's 1996 Form 10-K Item 8, Note 10 of the Notes to Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

       During the first three months of 1997 cash flow from operations (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the payment of dividends and short-term debt. At March 31, 1997 the Company had cash and cash equivalents of $86.3 million. Capital requirements during 1997 are anticipated to be satisfied primarily from the combination of internally generated funds and the use of short-term credit arrangements.

       CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production and the repayment of existing debt. The Company has no plans to install additional baseload generation.

       Total 1997 capital requirements are currently estimated at $132 million, of which $102 million is for construction and $30 million is for the redemption of maturing securities and sinking fund obligations. Approximately $12 million had been expended for construction as of March 31, 1997, reflecting primarily expenditures for upgrading electric generating, transmission and distribution facilities and gas mains.

       Purchased Power Requirement. Under federal and New York State laws and regulations, the Company is required to purchase the electrical output of unregulated cogeneration facilities which meet certain criteria (Qualifying Facilities). The Company was compelled by regulators to enter into a contract with Kamine for approximately 55 megawatts of capacity, the circumstances of which are discussed in this report under Note 2 of the Notes to Financial Statements and in the Company's 1996 Form 10-K under Item 8, Note 10 of the Notes to Financial Statements. The Kamine contract and the outcome of related litigation may have an important impact on the Company's electric rates and its ability to function effectively in a competitive environment. In the event the Settlement (described above) is approved by the PSC, recovery of costs pertaining to Kamine will be governed by its terms. The Company has no other long-term obligations to purchase energy from Qualifying Facilities.

       REDEMPTION OF SECURITIES.  On April 22, 1997, the Company redeemed
200,000
shares of 7.50% Preferred Stock, Series N at $102 per share plus accrued dividends from March 1, 1997. On May 1, 1997, the Company redeemed $20,000,000 principal amount of its First Mortgage 6 1/4% Bonds, Series W at 100.00% plus accrued interest from March 15, 1997. On May 1, 1997, the Company redeemed $29,335,000 principal amount of its First Mortgage 8% Bonds, Series Y at 100.59% plus accrued interest from February 15, 1997. On May 1, 1997, the Company also redeemed $332,000 of its First Mortgage 8% Bonds, Series Y at the special redemption price of 100.14% plus accrued interest from February 15, 1997 under sinking and improvement fund provisions of its General Mortgage.

       FINANCING. (See Form 10-K for the fiscal year ended December 31, 1996,
Item 8. Note 9. Short-Term Debt, regarding the Company's short-term borrowing arrangements.)

          At March 31, 1997 the Company had Common Stock available for issuance of 1,026,840 shares under the Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan)and 129,664 shares under the Savings Plus Plan. In July, 1996 the Company began providing for ADR Plan and Savings Plus Plan requirements through the purchase of shares on the open market.

       At the Company's Annual Meeting held April 16, 1997, Shareholders approved the 1996 Performance Stock Option Plan providing for the issuance of an additional 2,000,000 shares of Common Stock. None of the shares have been issued.

       CAPITAL STRUCTURE. The Company's retained earnings at March 31, 1997 were $112.8 million, an increase of approximately $22.2 million compared with December 31, 1996. Capitalization at March 31, 1997, was comprised of 49.1 percent common equity, 6.8 percent preferred equity and 44.1 percent long-term debt. As presented, these percentages are based on the Company's capitalization exclusive of securities due within one year and inclusive of the Company's long-term liability to the United States Department of Energy for nuclear waste disposal. As financial market conditions warrant, the Company may, from time to time, issue securities to permit early redemption of higher-cost senior securities.


RESULTS OF OPERATIONS

          The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month period ended March 31, 1997 to the three-month period ended March 31, 1996. A summary of changes in Electric and Gas department revenues and expenses is presented in the Operating Revenues and Expenses table.

Operating Revenues and Expenses                        (Millions of Dollars)
                                                           Three Months
                                                            Ended Mar.31
                                                            ------------
1996 Earnings                                                  $40.6

Increase (decrease) in earnings:

Electric revenue changes                                         0.5
-          Includes effect of rate change
-          Consumption changes including weather
-          Changes in sales to other electric utilities

Electric fuel cost changes                                       4.4

Gas margin (revenue less fuel)                                  (2.4)
-          Consumption changes including weather
-          1995 Gas Settlement effects

Miscellaneous non-fuel operating and maintenance                (4.6)
-          Includes provision for storm costs in
           1997 of $2.5 million

Depreciation and amortization                                   (5.7)

Net federal income tax effects                                   4.9

Local and state tax effects                                      1.5

Other income and deductions effects                             (1.6)

Interest Expense                                                 2.1
-          Redeemed 8 3/8% Series CC bonds 3/7/96
-          Matured 5.3% Series V bonds 5/1/96
                                                              ------
1997 Earnings                                                  $39.7

          OPERATING REVENUES AND SALES. Total Company revenues for the first three months of 1997 were $5.7 million or 2% above the first three months of 1996. Higher customer electric kilowatt-hour sales were offset by decreases in electric sales to other utilities and lower therm sales of gas due to warmer weather than last year.

          FUEL EXPENSES. Fuel expenses increased in the first quarter of 1997 reflecting mainly higher unit cost of gas purchased for resale partially offset by lower kwh purchases of electricity.

          OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES. The increases in operations excluding fuel and maintenance expenses reflect mainly expenses incurred as a result of wind storms in the first quarter of 1997.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased due mainly to an increase in nuclear decommissioning expense and completion of the steam generator replacement at the Ginna nuclear plant in the summer of 1996.

          TAXES. The decrease in local, state and other taxes reflects mainly lower property taxes due to decreases in assessments and lower revenue taxes due to a decrease in the New York State revenue tax surcharge rate.

          The decrease in Federal income tax reflects mainly the reversal of a prior provision for the in-service date of Nine Mile Two as a result of an agreement reached with the Internal Revenue Service.

      OTHER STATEMENT OF INCOME ITEMS. The decrease in allowance for funds used during construction reflects mainly a decrease in the amount of utility plant under construction due to completion of the Ginna steam generator replacement in June 1996. Other Income and Deductions, Other-net decreased mainly due to a decline in subsidiary earnings resulting from the sale of its interest in the Empire State Pipeline in 1996. Interest charges decreased due to the early redemption of long-term debt in 1996. Interest charges also decreased due to the effect of a one-time recording of debt expense in March 1996 relating to the redemption.

DIVIDEND POLICY

          On March 19, 1997, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on April 25, 1997 to shareholders of record on April 2, 1997. The Company believes that future dividend payments will need to be evaluated in the context of maintaining the financial strength necessary to operate in a more competitive and uncertain business environment. This will require consideration, among other things, of a dividend payout ratio that is lower over time, reevaluating assets and managing greater fluctuation in revenues. While the Company does not presently expect the impact of these factors to affect the Company's ability to pay dividends at the current rate, future dividends may be affected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)  The Company's Annual Meeting of Shareholders was held on April 16, 1997.

(b) The following Directors were elected for three year terms expiring at the Annual Meeting of Shareholders in 2000: Allan E. Dugan, Charles I. Plosser and Thomas S. Richards. The following Directors elected to three year terms at previous Annual Meetings continue as members of the Board: William Balderston III, Angelo J. Chiarella, Jay T. Holmes, Samuel T. Hubbard, Jr., Roger W. Kober, Constance M. Mitchell, and Cornelius J. Murphy.


(c)1.The nominees for election as directors were elected by the following vote:


                                         Shares               Shares
                                           For               Withheld
                                        ----------           ---------
  Allan E. Dugan                        32,080,065           1,572,168
  Charles I. Plosser                    32,069,108           1,583,125
  Thomas S. Richards                    32,135,248           1,516,985


(c)2.A proposal of the Company to approve the 1996 Performance Stock Option Plan was adopted by a vote of 22,268,009 or 57.3% of the outstanding shares for the proposal, 2,934,901 or 7.6% of the outstanding shares against the proposal and 1,219,610 or 3.1% of the outstanding shares abstained from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:  See Exhibit Index below.

  (b)  Reports on Form 8-K:

       The Company filed a Form 8-K dated April 9, 1997, reporting under Item 5, Other Events a settlement with the staff of the PSC and other parties in the "Competitive Opportunities" proceeding with respect to the restructuring of the electric utility industry in New York State, based on competition in the generation and energy services sections of the industry.

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


                             ROCHESTER GAS AND ELECTRIC CORPORATION
                             --------------------------------------
                                         (Registrant)



Date: May 9, 1997        By         /s/ J.B. STOKES
                             ------------------------------------
                                      J. Burt Stokes
                           Senior Vice President, Corporate Services
                              and Chief Financial Officer




Date: May 9, 1997        By        /s/   WM. J. REDDY
                             --------------------------------------
                                      William J. Reddy
                                         Controller