Form 10-Q
period 1997-06-30
ROCHESTER GAS & ELECTRIC CORP
filed 1997-08-05
CIK 84557

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June  30, 1997
                                     -------------------------------------
                                             OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission file number                       1-672
                       ---------------------------------------------------

                    Rochester Gas and Electric Corporation
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               New York                                     16-0612110
--------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      identification No.)

    89 East Avenue, Rochester, NY                             14649
--------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (716) 546-2700
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

      Common Stock, $5 par value, at July 31, 1997: 38,851,464
                                                   -----------

                                     INDEX



                                                             Page No.
PART I - FINANCIAL INFORMATION
 Consolidated Balance Sheet - June 30,1997 and
    December 31, 1996.....................................    1 - 2

 Consolidated Statement of Income - Three Months and Six
    Months Ended June 30, 1997 and 1996...................    3 - 4

 Consolidated Statement of Cash Flows - Six Months
    Ended June 30,1997 and 1996...........................        5

 Notes to Financial Statements............................    6 - 9

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................   10 -19


PART II - OTHER INFORMATION

 Legal Proceedings........................................  19

 Exhibits and Reports on Form 8-K.........................  20

 Signatures...............................................  20


PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. FINANCIAL STATEMENTS

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                             June 30,          December 31,
 Assets                                                                        1997                  1996
----------------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                     $2,427,395           $2,413,881
Gas                                                                             398,248              391,231
Common                                                                          133,423              129,946
Nuclear fuel                                                                    230,715              224,701
                                                                             ----------           ----------
                                                                              3,189,781            3,159,759
Less: Accumulated depreciation                                                1,447,440            1,381,908
      Nuclear fuel amortization                                                 196,204              187,170
                                                                             ----------           ----------
                                                                              1,546,137            1,590,681
Construction work in progress                                                    65,327               69,711
                                                                             ----------           ----------
  Net Utility Plant                                                           1,611,464            1,660,392
                                                                             ----------           ----------
Current Assets
Cash and cash equivalents                                                        42,515               21,301
Accounts receivable, net of allowance  for
 doubtful accounts: 1997 - $21,402, 1996 - $17,500                              107,965              112,908
Unbilled revenue receivable                                                      32,655               53,261
Materials, supplies and fuels, at average cost                                   25,015               39,888
Prepayments                                                                      25,997               23,103
                                                                             ----------           ----------
    Total Current Assets                                                        234,147              250,461
                                                                             ----------           ----------

Deferred Debits
Nuclear generating plant decommissioning fund                                   113,548               91,195
Nine Mile Two deferred costs                                                     30,834               31,360
Unamortized debt expense                                                         14,027               14,820
Other deferred debits                                                            25,301               28,759
Regulatory assets (Note 2)                                                      251,925              284,489
                                                                             ----------           ----------
     Total Deferred Debits                                                      435,635              450,623
                                                                             ----------           ----------
       Total Assets                                                          $2,281,246           $2,361,476
---------------------------------------------------------                    ----------           ----------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                            June 30,          December 31,
Capitalization and Liabilities                                               1997                  1996
----------------------------------------------------------------------------------------------------------------
Capitalization
 Long term debt - mortgage bonds                                          $ 525,400               $  555,054
                - promissory notes                                           91,900                   91,900
 Preferred stock redeemable at option of Company                             47,000                   67,000
 Preferred stock subject to mandatory redemption                             45,000                   45,000

Common shareholders' equity:
 Common stock
  Authorized 50,000,000 shares;  38,851,464
  shares outstanding at June 30, 1997
  and at December 31, 1996.                                                 696,303                  696,019
 Retained earnings                                                          111,277                   90,540
                                                                         ----------               ----------
   Total common shareholders' equity                                        807,580                  786,559
                                                                         ----------               ----------
   Total Capitalization                                                   1,516,880                1,545,513
                                                                         ----------               ----------
Long Term Liabilities (Department of Energy)
 Nuclear waste disposal                                                      81,154                   79,057
 Uranium enrichment decommissioning                                          14,945                   14,695
                                                                         ----------               ----------
   Total Long Term Liabilities                                               96,099                   93,752
                                                                         ----------               ----------
Current Liabilities
 Long term debt due within one year                                              --                   20,000
 Preferred stock redeemable within one year                                  10,000                   10,000
 Short term debt                                                                 --                   14,000
 Accounts payable                                                            44,421                   49,462
 Dividends payable                                                           18,974                   19,349
 Taxes accrued                                                               13,392                    4,694
 Interest accrued                                                             9,053                   10,317
 Other                                                                       33,122                   30,395
                                                                         ----------               ----------
   Total Current Liabilities                                                128,962                  158,217
                                                                         ----------               ----------
Deferred Credits and Other Liabilities
 Accumulated deferred income taxes                                          351,382                  370,028
 Pension costs accrued                                                       69,519                   69,806
 Other                                                                      118,404                  124,160
                                                                         ----------               ----------
   Total Deferred Credits and Other Liabilities                             539,305                  563,994
                                                                         ----------               ----------
Commitments and Other Matters (Note 2)                                           --                       --
                                                                         ----------               ----------
   Total Capitalization and Liabilities                                  $2,281,246               $2,361,476
---------------------------------------------------------                ----------               ----------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                            For the Three Months Ended
                                                                                      June 30,
                                                                             1997                1996
----------------------------------------------------------------------------------------------------------------
Operating Revenues
 Electric                                                                     $163,355           $163,127
 Gas                                                                            61,053             68,380
                                                                              --------           --------
                                                                               224,408            231,507
 Electric sales to other utilities                                               5,011              4,070
                                                                              --------           --------
 Total Operating Revenues                                                      229,419            235,577
                                                                              --------           --------
Fuel Expenses
 Fuel for electric generation                                                   11,530              8,746
 Purchased electricity                                                           5,556             17,356
 Gas purchased for resale                                                       35,727             37,815
                                                                              --------           --------
  Total Fuel Expenses                                                           52,813             63,917
                                                                              --------           --------
Operating Revenue less Fuel Expenses                                           176,606            171,660
                                                                              --------           --------
Other Operating Expenses
 Operations excluding fuel expenses                                             64,771             68,292
 Maintenance                                                                    10,254             15,506
 Depreciation and amortization                                                  29,312             23,867
 Taxes - local, state and other                                                 28,090             30,992
 Federal income tax                                                             13,054              9,888
                                                                              --------           --------
  Total Other Operating Expenses                                               145,481            148,545
                                                                              --------           --------
Operating Income                                                                31,125             23,115
                                                                              --------           --------
Other Income and Deductions
 Allowance for other funds
  used during construction                                                          62                283
 Federal income tax                                                              1,007                406
 Other - net                                                                      (981)               576
                                                                              --------           --------
  Total Other Income and Deductions                                                 88              1,265
                                                                              --------           --------
Income before Interest Charges                                                  31,213             24,380
                                                                              --------           --------
Interest Charges
 Long term debt                                                                 11,287             11,964
 Other - net                                                                     1,852              1,138
 Allowance for borrowed funds
  used during construction                                                         (98)              (454)
                                                                              --------           --------
   Total Interest Charges                                                       13,041             12,648
                                                                              --------           --------
 Net Income                                                                     18,172             11,732
                                                                              --------           --------
 Dividends on Preferred Stock                                                    1,491              1,866
                                                                              --------           --------
 Earnings Applicable to Common Stock                                           $16,681             $9,866
                                                                              --------           --------
 Weighted average number of shares
 outstanding in each period (000's)                                             38,851             38,782
 Earnings per Common Share                                                       $0.42              $0.25
 Cash Dividends Paid per Common Share                                            $0.45              $0.45

-----------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                             1997                1996
----------------------------------------------------------------------------------------------------------------
Operating Revenues
 Electric                                                                     $337,417           $333,635
 Gas                                                                           198,046            200,196
                                                                              --------           --------
                                                                               535,463            533,831
 Electric sales to other utilities                                               8,801             10,942
                                                                              --------           --------
 Total Operating Revenues                                                      544,264            544,773
                                                                              --------           --------
Fuel Expenses
 Fuel for electric generation                                                   22,362             19,857
 Purchased electricity                                                          10,440             26,308
 Gas purchased for resale                                                      115,083            109,574
                                                                              --------           --------
  Total Fuel Expenses                                                          147,885            155,739
                                                                              --------           --------
Operating Revenue less Fuel Expenses                                           396,379            389,034
                                                                              --------           --------
Other Operating Expenses
 Operations excluding fuel expenses                                            128,964            129,894
 Maintenance                                                                    21,783             25,018
 Depreciation and amortization                                                  58,524             47,357
 Taxes - local, state and other                                                 63,057             67,499
 Federal income tax                                                             37,732             39,285
                                                                              --------           --------
  Total Other Operating Expenses                                               310,060            309,053
                                                                              --------           --------
Operating Income                                                                86,319             79,981
                                                                              --------           --------
Other Income and Deductions
 Allowance for other funds
  used during construction                                                         133                528
 Federal income tax                                                              1,770              1,004
 Other - net                                                                    (2,166)               897
                                                                              --------           --------
  Total Other Income and Deductions                                               (263)             2,429
                                                                              --------           --------
Income before Interest Charges                                                  86,056             82,410
                                                                              --------           --------
Interest Charges
 Long term debt                                                                 23,140             24,841
 Other - net                                                                     3,524              4,520
 Allowance for borrowed funds
  used during construction                                                        (213)            (1,172)
                                                                              --------           --------
   Total Interest Charges                                                       26,451             28,189
                                                                              --------           --------
 Net Income                                                                     59,605             54,221
                                                                              --------           --------
 Dividends on Preferred Stock                                                    3,195              3,732
                                                                              --------           --------
 Earnings Applicable to Common Stock                                           $56,410            $50,489
                                                                              --------           --------
 Weighted average number of shares
 outstanding in each period (000's)                                             38,851             38,686
 Earnings per Common Share                                                       $1.45              $1.30
 Cash Dividends Paid per Common Share                                            $0.90              $0.90

-----------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                  Six Months Ended
(Thousands of Dollars)                                                                 June 30,
----------------------------------------------------------------------------------------------------------
                                                                               1997              1996*
                                                                            ------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                    $ 59,605          $ 54,221
Adjustments to reconcile net income to net cash flow provided from operating activities:
Depreciation and amortization                                                   68,034            55,763
Deferred fuel                                                                    9,613            13,595
Deferred income taxes                                                          (10,158)           (4,428)
Allowance for funds used during construction                                      (345)           (1,701)
Unbilled revenue, net                                                           20,605            28,293
Nuclear generating plant decommissioning fund                                   (9,931)           (4,402)
Pension costs accrued                                                           (2,198)           (2,036)
Post employment benefit internal reserve                                         3,933             3,197
Changes in certain current assets and liabilities:
 Accounts receivable                                                             4,943            (4,015)
 Materials, supplies and fuels                                                  14,874            14,670
 Taxes accrued                                                                   8,698            16,737
 Accounts payable                                                               (5,041)          (10,579)
 Other current assets and liabilities, net                                         144            (9,045)
Other, net                                                                      12,149            17,764
                                                                            ----------        ----------
   Total Operating                                                           $ 174,925         $ 168,034
                                                                            ----------        ----------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                               $ (29,509)       $  (73,142)
Other, net                                                                          --            (6,920)
                                                                            ----------        ----------
 Total Investing                                                            $  (29,509)       $  (80,062)
                                                                            ----------        ----------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/issuance of common stock                                               $       --        $    8,612
Short term borrowings                                                          (14,000)               --
Redemption of preferred stock                                                  (20,000)               --
Redemption of long term debt                                                   (49,668)          (67,000)
Dividends paid on preferred stock                                               (3,570)           (3,733)
Dividends paid on common stock                                                 (34,966)          (34,690)
Other, net                                                                      (1,998)            1,204
                                                                            ----------        ----------
 Total Financing                                                            $ (124,202)       $  (95,607)
                                                                            ----------        ----------
 Increase (decrease) in cash and cash equivalents                           $   21,214       $    (7,635)
 Cash and cash equivalents at beginning  of period                          $   21,301        $   44,121
                                                                            ----------        ----------
 Cash and cash equivalents at end of period                                 $   42,515        $   36,486
                                                                            ----------        ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                 Six Months Ended
                                                                                      June 30,
(Thousands of Dollars)
--------------------------------------------------------------------------------------------------------
                                                                               1997              1996
                                                                            ----------        ----------
Cash Paid During the Period
Interest paid (net of capitalized amount)                                   $   26,735        $ 27,888
                                                                            ----------        --------
Income taxes paid                                                           $   39,000        $ 33,000
                                                                            ----------        --------

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

LITIGATION

  Department of Justice Lawsuit. On June 24, 1997, the Antitrust Division of the United States Department of Justice filed a civil complaint against the Company in the United States District Court for the Western District of New York. The complaint follows a Civil Investigative Demand investigation. That investigation included a broad look at the Company's activities in the electric power industry including initially, the Company's power purchase agreement with an independent power producer. The investigation then focused primarily upon the flexible rate long term contracts entered between the Company and a number of its large customers under a tariff approved by the New York State Public Service Commission (PSC). The tariff and the PSC policies it implemented recognized that if large customers took their electrical load off the system, the rates for remaining customers would have to increase to cover the fixed costs of operation.

   The Division in its complaint has challenged only certain provisions of one flexible rate contract, the contract with the University of Rochester. The Complaint alleges that those provisions in that contract violate Section 1 of the Sherman Act by restricting the customer's right to compete with the Company in the sale of electricity and seeks an injunction prohibiting the Company from enforcing that contract and from entering other agreements that limit competition in the sale of electricity to other customers.

   The Company believes that the investigation and the Complaint reflect the desire by the Antitrust Division to become involved in the deregulation of electric utilities, but that the proper way to do that is in the proceedings before the PSC in the Competitive Opportunities Case. The Company believes that its contract with the University was subject to the State Action exemption from the antitrust laws and actually benefited both the University and the remaining customers of the Company. Accordingly, the Company will defend this action vigorously.

   Litigation with Co-Generator. The Company is engaged in litigation with Kamine/Besicorp Allegany L.P. (Kamine), the only co-generator operating in its service territory. The details of the litigation, involving several different proceedings, are described in Note 10 of the Company's 1996 Annual Report on Form 10-K. One of the complaints served by Kamine seeks damages in the amount of $420,000,000.

   Significant developments in these proceedings since the filing of the 1996 Annual Report on Form 10-K are described below.

   In November 1995 Kamine filed in Newark, New Jersey for protection under the bankruptcy laws and filed a complaint in an adversary proceeding seeking, among other things, specific performance of the agreement to sell power to the Company. Kamine filed a motion to compel the Company to pay what would be due under Kamine's view of the terms of that agreement during the pendency of the Adversary Proceeding. After hearing, the Bankruptcy Court denied that motion. The Court also denied various motions made by the Company to change the venue of the proceeding to New York State and to lift the automatic stay of the pending New York State action. On appeal, the Bankruptcy Court was reversed and the case sent back to the Bankruptcy Court to decide where the contract issues in the Adversary Proceeding should be adjudicated. As of June 16, 1997, the Company filed a Second Amended Complaint in the State Court action asserting additional claims based on subsequent occurrences.

   On March 19, 1997, the Bankruptcy Court stayed the Adversary Proceeding pending resolution of the contract issues in the New York State court trial. Kamine has indicated it will not appeal this action.

   Numerous other procedural motions have been presented in the Bankruptcy Court, some of which may now be considered by the New York State court. While these proceedings are pending, the Company would pay approximately two cents per kilowatt hour when the plant operates. It is not operating at the present time.

   General Electric Capital Corporation Lawsuit. On July 3, 1997, General Electric Capital Corporation (GECC) filed a complaint against the Company in the United States District Court for the Western District of New York in connection with the Kamine project in Hume, New York, for which GECC provided financing. The complaint asserts that the Company violated the antitrust laws in its dealings with Kamine and seeks injunctive relief, treble damages and alleged actual damages of not less than $100,000,000. The claims made in the complaint filed are substantially similar to the claims made by Kamine in the same court under Kamine's version of the terms of the Power Purchase Agreement for the Hume project. The court denied Kamine's motion for preliminary injunction on grounds which included Kamine's failure to establish a likelihood of success on the merits of its claims. Kamine had filed a notice of appeal from a decision denying Kamine's motion for a preliminary injunction. Kamine subsequently withdrew the appeal. The Company believes the complaint by GECC is also without merit and intends to defend the action.

ENVIRONMENTAL MATTERS

   Federal Clean Air Act Amendments. The company is developing strategies responsive to the federal clean air act amendments of 1990 (Amendments) which will primarily affect air emissions from the Company's fossil-fueled generating facilities. The strategy being developed is a combination of hardware solutions which have a capital and operation and maintenance (O&M) component and allowance trading solutions which have strictly an O&M impact. The most recent strategy developments still envision this combination of efforts as the most cost effective means of proceeding although there is some activity in the New York State Legislature that could impact the Company's ability to rely upon the emission allowance market as a reliable means of meeting some of its environmental commitments. At this time, it is impossible to predict the outcome of these proceedings in the Legislature and, as a result, the Company's projections are based solely on the combination strategy. A range of capital costs between $2.9 and $3.5 million has been estimated for the implementation of several potential alterations for meeting the foreseeable nitrogen oxide and sulfur dioxide requirements of the Amendments, as well as $1.0 to $1.5 million per year in operating expenses. These capital costs would be incurred between 1997 and 2000. The O&M expenses would be for the year 1999. For the year 2000 and beyond, the Company estimates that the annual operating expenses would rise to between $2.4 million and $3.7 million. Any additional post-2000 capital costs and operating expense cannot be predicted until State and federal legislation stabilizes sufficiently to enable the Company to finalize its compliance strategy.

   Opacity Issue. In May 1997, the Company commenced negotiations with the New York State Department of Environmental Conservation (NYSDEC) to resolve allegations of past opacity violations at the Company's Beebee and Russell Stations. The opacity standard is a regulation which limits the density of the smoke emitted from the Stations' smokestacks. The Company believes that it will reach an agreement with NYSDEC on this issue and that the amount of any civil penalty will likely include both cash and environmental benefit project components which, in the aggregate, will not be material to the Company's financial condition or results of operations. This matter has resulted in operational adjustments which are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Fossil Unit Deratings".

FERC 636 TRANSITION COSTS

   As a result of the restructuring of the gas transportation industry by the Federal Energy Regulatory Commission (FERC) pursuant to Order No. 636 and related decisions, the Company was required to pay a share of certain transition costs incurred by the interstate pipelines through which it has purchased gas. The Company, as a customer, estimated total costs of about $50 million which, for the most part, have been paid to its suppliers. The pipeline with the largest transition cost liability has reached a negotiated settlement with its customers, including the Company. This settlement agreement, filed with the FERC and awaiting FERC approval, would resolve the last transition cost case. Under the settlement, transition costs will be paid for an additional 24 months, then cease. A regulatory asset and related deferred credit have been established on the balance sheet to account for these costs. Approximately $42.0 million of these costs were paid to suppliers, of which about $35.3 million has been included in purchased gas costs. An amount of $14.7 million remains for future collection from customers. The Company has a $10 million credit agreement with a domestic bank to provide funds for the Company's transition cost liability to CNG Transmission Corporation. At June 30, 1997 the Company had $6.7 million of borrowings outstanding under the credit agreement. The Company is collecting those costs through the Gas Cost Adjustment clause in its rates.

ASSERTION OF TAX LIABILITY

   The Company's federal income tax returns have been examined by the Internal Revenue Service (IRS) through the calendar year 1992. Although the years 1987-1992 remain open, the Company has reached tentative Agreement with the IRS on the issues related to the Nine Mile Two in-service date. With this Agreement, all outstanding issues will have essentially been resolved and the Company has ultimately prevailed concerning the use of a 1987 in-service date. All calculations supporting the Company's position are expected to be finalized in the third quarter of 1997. The Company has reversed some of the tax reserve established in prior years as a result of the favorable resolution of the in-service date related issues.

REGULATORY AND STRANDABLE ASSETS

   With PSC approval the Company has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by Statement of Financial Accounting Standards No. 71 (SFAS-71). These deferred costs are shown as Regulatory Assets on the Company's Balance Sheet. Such cost deferral is appropriate under traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. In a purely competitive pricing environment, such costs might not have been incurred and could not have been deferred. Accordingly, if the Company's rate setting was changed from a cost-of-service approach, and it was no longer allowed to defer these costs under SFAS-71, these assets would be adjusted for any impairment to recovery (pursuant to Statement of Financial Accounting Standards No. 121 (SFAS-121)). In certain cases, the entire amount could be written off.

   Below is a summarization of the Regulatory Assets as of June 30, 1997.

                                                Millions
                                               of Dollars
                                               ----------
Income Taxes                                       $166.1
Uranium Enrichment Decommissioning Deferral          17.0
Deferred Ice Storm Charges                           12.7
FERC 636 Transition Costs                            27.9
Demand Side Management Costs Deferred                 6.1
Other, net                                           22.1
                                                   ------

Total - Regulatory Assets                          $251.9
                                                   ======

          See the Company's Form 10-K for the fiscal year ended December 31, 1996 Item 8, Note 10 of the Notes to Financial Statements, "Regulatory and Strandable Assets" for a description of the Regulatory Assets shown above.


          SFAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires write-down of assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be fully recoverable.

          In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts (e.g., the Kamine/Besicorp Allegany L.P. contract), or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at June 30, 1997 depends on market prices and the competitive market in New York State which is still under development and subject to continuing changes which are not yet determinable, but could be significant. Strandable assets, if any, would be written down for impairment of recovery in the same manner as deferred cost discussed above.

          At June 30, 1997 the Company believes that its Regulatory and Strandable Assets, if any, are not impaired and are probable of recovery, although no assurance can be given. The proposed settlement in the Competitive Opportunities proceeding does not impair the opportunity of the Company to recover its investment in these assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company. This assessment contains forward-looking statements which are subject to various risks and uncertainties. The Company's actual results could differ from those anticipated in such forward-looking statements as a result of numerous factors which may be beyond the Company's control by reason of factors such as electric and gas utility restructuring, future economic conditions and developments in the legislative, regulatory and competitive environments in which the Company operates. Shown below is a listing of the principal items discussed.

Earnings Summary                                           Page 10
     Competition                                           Page 11
       PSC Competitive Opportunities Case Settlement
       FERC Open Transmission Orders
       PSC Gas Restructuring Case

     Rates and Regulatory Matters                          Page 15
       1996 Rate Settlement
       1995 Gas Settlement
       Gas Fixed Price Proposal

     Liquidity and Capital Resources                       Page 16
       Projected Capital and Other Requirements
       Redemption of Securities
       Financing

     Results of Operations                                 Page 17
       Operating Revenues and Sales
       Operating Expenses

     Dividend Policy                                       Page 19


EARNINGS SUMMARY

Earnings per common share for the current and prior year three month periods ended June 30, are as follows:

                                         1997   1996
       Three Months                      $ .42  $ .25
       Six Months                        $1.45  $1.30

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS-128"), "Earnings per Share," which changes the methodology of calculating earnings per share. The Company will adopt SFAS No. 128 in the fourth quarter of 1997. Had the Company adopted SFAS-128 during the first quarter the impact on earnings would not have been significant.

       Second quarter earnings were higher in 1997 due to sustained operation of the Company's Ginna nuclear power plant throughout the period. This facility was in a refueling and steam generator replacement outage during most of the second quarter of 1996. The Ginna Plant will enter a normal refueling outage later in the year. In addition, the Company was able to produce operating expense savings partially offset by an electric rate decrease.

       The increase in earnings for the six-month period reflects the same factors described for the second quarter.

          The Company has maintained its earnings while reducing electric rates on July 1, 1996. The Company further reduced its rates on July 1, 1997. Additional electric rate reductions in accordance with the Competitive Opportunities Settlement (see description below) recently filed with the New York State Public Service Commission (PSC) are scheduled to begin July 1, 1998, pending approval from the PSC. The Company believes that the Settlement, when approved by the PSC and implemented, allows for a phase-in to open electric markets while lowering customer prices and establishing an opportunity for competitive returns on shareholder investments. The nature and magnitude of the potential impact of any proposals ultimately adopted by the PSC on the business of the Company will depend on the specific details of any plan for increased competition and resolution of the complex issues involved, especially competition at the retail level.

       Future earnings will also be affected, in part, by the Company's degree of success in remarketing its excess gas capacity as set under the terms of the 1995 Gas Settlement and in controlling its local gas distribution costs. The Company believes it will be successful in meeting the 1995 Gas Settlement targets over the remaining two years of the Settlement period, although no assurance can be given.


COMPETITION

       See the Company's Form 10-K for the fiscal year ended December 31, 1996,
Item 7.- "Competition" for a discussion of formation of a joint nuclear operating company and the Company's business strategy. See Note 2 of the Notes to Financial Statements for a discussion of regulatory and strandable assets and related accounting issues.

       PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. By Opinion No. 96-12 issued May 20, 1996 in the "Competitive Opportunities Proceeding," the PSC endorsed a fundamental restructuring of the electric utility industry in the State. Among other elements, the PSC's goals included lower rates for consumers and increased customer choice in obtaining electricity and other energy services.

       On April 8, 1997, the Company, the PSC Staff ("Staff") and other parties entered into a Settlement Agreement (the "Settlement") with regard to the Competitive Opportunities Proceeding.

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

       The Settlement is currently the subject of PSC examination to determine whether it is in the public interest. Hearings before an Administrative Law Judge (ALJ) were held in early June 1997. On July 16, 1997, the ALJ issued a Recommended Decision that recommends approval of the Settlement in all material respects. A PSC decision regarding the Settlement is expected in September 1997.

       The Company believes that the Settlement Agreement will not adversely affect its eligibility to continue to apply SFAS-71. If, contrary to the Company's view, such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required.

       Rate Plan. Subject to certain conditions, the Rate Plan contained in the Settlement continues and augments the rate reductions provided for in the Company's 1996 settlement ("the 1996 Settlement") approved by the PSC. Over the five rate years of the term, the cumulative rate reductions will be as follows:
Rate Year 1: $3.5 million; Rate Year 2: $10.5 million; Rate Year 3: $22.6 million; Rate Year 4: $32.2 million; and Rate Year 5: $34.8 million. To the extent that "Mandates" (i.e., governmentally required and external costs imposed
                        ----
on the Company) are reduced, the foregoing reductions may increase in Rate Years 2 through 5. The reduction for Rate Year 1 is equal to the previously approved reduction planned as a provision of the Company's 1996 Rate Settlement. It was implemented on July 1, 1997 pursuant to the earlier agreement. No changes in rates would be required for this period even if the Settlement is approved.

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

       Retail Access. Over the five-year term of the Settlement, the Company will phase in a Retail Access Program that will permit customers to purchase their own electricity and capacity from alternative suppliers. Assuming that certain operational requirements are met and certain governmental approvals are in place, on July 1, 1998, customers whose electric loads total 670 Gigawatt hours ("GWH") (representing approximately 10 percent of the Company's total annual Retail Sales) will be eligible to purchase electricity (but not capacity commitments) from alternative suppliers. On July 1, 1999, customers with loads totaling up to 1,300 GWH (approximately 20 percent of total Sales) will be eligible to purchase energy and capacity commitments from alternative suppliers. As of July 1, 2000, aggregate customer load of up to 2,000 GWH (approximately 30 percent of total Sales) will be eligible; and, as of July 1, 2001, up to 3,000 GWH (approximately 46 percent of total Sales) will be eligible. The cited amounts eligible for retail access would be increased for growth in retail sales above 6,714 GWH. As of July 1, 2002, all retail customers will be eligible to purchase energy and capacity from alternative suppliers.

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

       As a means of compliance with a PSC order issued February 25, 1997 in a separate proceeding involving establishment of pilot programs for farmers and food processors, the Settlement provides that the Company's retail access program will commence on April 1, 1998 for those groups of customers within the Company's service area. By a subsequent order issued June 23, 1997, the PSC required that the program commence on February 1, 1998 and that the rates offered under the pilot program be reduced below the level contemplated in the Settlement. The ALJ's July 16, 1997 Recommended Decision proposes that approval of the Settlement be conditioned on compliance with the June 23, 1997 order.
The Company is considering what action, if any, to take in light of the differences between the provisions of the Settlement and those of the Commission's June 23, 1997 order.

       FERC OPEN TRANSMISSION ORDERS.    In early 1996 FERC issued new rules to
facilitate the development of competitive wholesale markets by requiring electric utilities to offer "open-access" transmission service on a non-discriminatory basis in tariffs. The Company filed its required transmission service tariff on July 9, 1996. The new tariff would apply to wholesale purchases and sales made by the Company and the financial impact will depend on prevailing energy prices in the wholesale market. The near-term impacts of this tariff are not expected to be significant. On March 6, 1997, the Company reached a settlement in principle with the other parties respecting rate issues. FERC approval of the settlement was granted on June 25, 1997.

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

       On January 31, 1997, the utilities filed a "Comprehensive Proposal To Restructure the New York Wholesale Electric Market" with the FERC. As proposed, the existing New York Power Pool ("NYPP") will be dissolved and the independent system operator (ISO) will administer a state-wide open access tariff and provide for the short-term reliable operation of the bulk power system in the state. In addition to proposing a FERC-endorsed ISO, the proposal calls for creation of a New York Power

Exchange ("NYPEx") and a New York State Reliability Council ("NYSRC"). On May 2, 1997 the utilities made a supplemental filing with FERC that provided additional details of the proposed NYSRC.

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

       PSC GAS RESTRUCTURING CASE. In March 1996 the PSC issued an Order and approved utility restructuring plans designed to open up the local natural gas market to competition and thereby allow residential, small business and commercial/industrial users the same ability to purchase their gas supplies from a variety of sources, other than the local utility, that larger industrial customers already have. During a three-year phase-in period the State's gas utilities would be permitted to require customers converting from sales service to take associated pipeline capacity for which the utilities had originally contracted. The PSC has indicated that it will address the issue of how the costs of such capacity would be recovered after the three-year period during the third year of the phase-in period. Under two new gas transportation tariffs, gas customers have a choice of suppliers beginning November 1, 1996. The Company will distribute the gas and charge for the distribution as well as associated services. The Company believes its position in the market is such that it will maintain its distribution system margins. Under a phase-in limitation, loss of gas commodity sales may be limited to five percent of the Company's annual gas volume the first year, and then five additional percent for each of the following two years. The phase-in will be reviewed as experience is gained with the program. The Company anticipates that the use of transportation gas service will increase; however, through June 30, 1997 no customers were being served under this new service.


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

       GAS FIXED PRICE PROPOSAL. On August 4, 1997, the Company submitted a proposal which offers a fixed price option to retail gas customers for the coming heating season. The Company is planning to use financial instruments to manage price risk. The proposal was submitted in response to a PSC order issued in June requesting that New York Gas utilities offer the fixed price option to help customers manage the price volatility exhibited in recent years.

LIQUIDITY AND CAPITAL RESOURCES

       During the first six months of 1997 cash flow from operations (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the payment of dividends and short-term debt. At June 30, 1997 the Company had cash and cash equivalents of $42.5 million. Capital requirements during 1997 are anticipated to be satisfied primarily from the combination of internally generated funds and the use of short-term credit arrangements.

       CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production and the repayment of existing debt. The Company has no plans to install additional baseload generation.

       Total 1997 capital requirements are currently estimated at $132 million, of which $102 million is for construction and $30 million is for the redemption of maturing securities and sinking fund obligations. Approximately $30 million had been expended for construction as of June 30, 1997, reflecting primarily expenditures for upgrading electric generating, transmission and distribution facilities and gas mains.

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

       REDEMPTION OF SECURITIES. On April 22, 1997, the Company redeemed 200,000 shares of 7.50% Preferred Stock, Series N at $102 per share plus accrued dividends from March 1, 1997. On May 1, 1997, the Company redeemed $20,000,000 principal amount of its First Mortgage 6 1/4% Bonds, Series W at 100.00% plus accrued interest from March 15, 1997. On May 1, 1997, the Company redeemed $29,335,000 principal amount of its First Mortgage 8% Bonds, Series Y at 100.59% plus accrued interest from February 15, 1997. On May 1, 1997, the Company also redeemed $333,000 of its First Mortgage 8% Bonds, Series Y at the special redemption price of 100.14% plus accrued interest from February 15, 1997 under sinking and improvement fund provisions of its General Mortgage. On September 1, 1997, the Company will redeem, pursuant to a mandatory sinking fund, 100,000 shares of 7.45% Preferred Stock, Series S, at $100 per share.

       FINANCING. (See Form 10-K for the fiscal year ended December 31, 1996,
Item 8. Note 9. Short-Term Debt, regarding the Company's short-term borrowing arrangements.)
          During the second half of 1997, the Company expects to complete arrangements for refinancing up to $127.4 million of tax-exempt debt.

       At June 30, 1997 the Company had Common Stock available for issuance of 1,026,840 shares under the Automatic Dividend Reinvestment and Stock Purchase Plan (ADR Plan)and 129,664 shares under the Savings Plus Plan. Since July, 1996 the Company has provided for ADR Plan and Savings Plus Plan requirements through the purchase of shares on the open market.



RESULTS OF OPERATIONS

          The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and six-month periods ended June 30, 1997 to the three-month and six-month periods ended June 30, 1996. A summary of changes in Electric and Gas department revenues and expenses is presented in the Operating Revenues and Expenses table.

Operating Revenues and Expenses

                                                                         (Millions of Dollars)

                                                              Three Months                      Six Months
                                                              Ended June 30                    Ended June 30
                                                             ---------------                  ---------------
1996 Earnings                                                    $  9.9                            $ 50.5

Increase (decrease) in earnings:

Electric revenue changes                                            1.2                               1.6
 -   Includes effect of rate change
 -   Consumption changes including weather
 -   Changes in sales to other electric utilities

Electric fuel cost changes                                          9.0                              13.4

Gas margin (revenue less fuel)                                     (5.2)                             (7.7)
 -   Consumption changes including weather

Miscellaneous non-fuel operating and maintenance                    8.8                               4.2
 -  Reflects operating cost associated with 1996
      replacement of nuclear steam generators
 -  Expense reductions for payroll, R&D and
      demand side management programs

Depreciation and amortization                                      (5.5)                            (11.2)

Net federal income tax effects                                     (2.6)                              2.3

Local and state tax effects                                         2.9                               4.5

Other income and deductions effects                                (1.8)                             (3.4)

Interest expense                                                   (0.4)                              1.7
 -  Redeemed 8 3/8% series CC bonds 3/7/96
 -  Redeemed 8.00% series Y bonds 5/1/97
 -  Write off of unamortized debt expense

Dividends on preferred stock                                        0.4                               0.5
 -  Redeemed 7.50% series N 4/22/97
                                                                 ______                             _____
1997 Earnings                                                     $16.7                            $ 56.4

          OPERATING REVENUES AND SALES. Total Company revenues for the first six months of 1997 were $0.5 million or 0.1% below the first six months of 1996 with decreases in electric sales to other utilities and lower therm sales of gas due to warmer weather than last year offset by higher customer electric kilowatt-hour sales. For the second quarter, total Company revenues were $6.2 million or 2.6% below last year reflecting mainly lower gas consumption.

  FOSSIL UNIT DERATINGS. Several of the Company's fossil-fueled generating units have been temporarily derated since February 1997 to maintain acceptable opacity levels while the Company investigates additional engineering solutions to address the opacity of the Units' emissions ( see Note 2 of the Notes to Financial Statements under the heading "Environmental Matters, Opacity Issue"). The financial impact of the deratings includes the lost opportunity associated with energy sales and, at times, the need to make additional purchases to meet system requirements. While the deratings have decreased earnings, and will continue to do so, the amount is not expected to be material.

  The NYPP is in the process of evaluating new rules for its system load regulation. Opacity limitations are expected to reduce the ability of the Company to react to changes in load and provide regulation services when called upon by the NYPP, resulting in additional costs. Depending on the new NYPP requirements, the revised rules could result in the Company having to purchase additional regulation services which may cost between $500,000 and $2,500,000 annually.

          FUEL EXPENSES. Fuel expenses decreased in both comparison periods reflecting mainly lower kwh purchases of electricity due to efficiencies derived from the new steam generators installed last year at the Ginna nuclear plant. While the Ginna Plant operated throughout the first six months of 1997, it was in a refueling and steam generator replacement outage during most of the second quarter of 1996. Purchased electricity is expected to increase when the Ginna plant enters its normal refueling outage later this year.

          OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES. The decreases in operations excluding fuel and maintenance expenses in both comparison periods reflect mainly lower payroll due to workforce reductions, lower research and development and outside services expenses and lower maintenance expenses following the Ginna steam generator replacement outage last year.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased in both comparison periods due mainly to an increase in nuclear decommissioning expense allowed in rates effective July 1, 1996 and completion of the steam generator replacement at the Ginna nuclear plant in the summer of 1996.

          TAXES. The decreases in local, state and other taxes in both comparison periods is due reflect mainly lower property taxes due to decreases in assessments and lower revenue taxes due to a decrease in the New York State revenue tax surcharge rate.

          The decrease in Federal income tax in the first half of 1997 reflects mainly the reversal of a prior provision for the in-service date of Nine Mile Two as a result of an agreement reached with the Internal Revenue Service. The increase in Federal income tax for the second quarter is a result of increased pre-tax earnings for the period.

      OTHER STATEMENT OF INCOME ITEMS. Other Income and Deductions, Other-net decreased in both comparison periods mainly due to higher accrual for obsolete materials and supplies and a decline in subsidiary earnings resulting from the sale of its interest in the Empire State Pipeline in 1996. Variations in interest charges reflect decreases due to the early redemption of long-term debt offset by the write-off of unamortized debt expense in the second quarter relating to the redemption. Preferred stock dividends decreased due to the redemption of an issue in April, 1997.

DIVIDEND POLICY

          On June 18, 1997, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on July 25, 1997 to shareholders of record on July 2, 1997. The Company believes that future dividend payments will need to be evaluated in the context of maintaining the financial strength necessary to operate in a more competitive and uncertain business environment. This will require consideration, among other things, of a dividend payout ratio that is lower over time, reevaluating assets and managing greater fluctuation in revenues. While the Company does not presently expect the impact of these factors to affect the Company's ability to pay dividends at the current rate, future dividends may be affected.

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


                                ROCHESTER GAS AND ELECTRIC CORPORATION
                                --------------------------------------
                                             (Registrant)



Date: August 5, 1997        By         /s/ J.B. STOKES
                                ------------------------------------
                                        J. Burt Stokes
                                Senior Vice President, Corporate Services
                                      and Chief Financial Officer




Date: August 5, 1997        By        /s/   WM. J. REDDY
                                 --------------------------------------
                                       William J. Reddy
                                          Controller