Form 10-Q
period 1997-09-30
ROCHESTER GAS & ELECTRIC CORP
filed 1997-11-13
CIK 84557

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 1997
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from _________________ to _______________

                         Commission file number:  1-672
                                                  -----

                     Rochester Gas and Electric Corporation
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                       16-0612110
         -----------------------            ---------------
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         identification No.)

                      89 East Avenue, Rochester, NY  14649
                     --------------------------------------
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (716) 546-2700
                                                     --------------

                              N/A
--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X      NO
                                   ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $5 par value, at October 31, 1997:  38,858,719
                                                  ----------

                     ROCHESTER GAS AND ELECTRIC CORPORATION

                       Information Required on Form 10-Q



                                                               Page
Description                                                   Number
-----------                                                   ------


PART I - FINANCIAL INFORMATION
------

Consolidated Balance Sheet
as of September 30, 1997 and December 31, 1996                  1 - 2


Consolidated Statement of Income
Three Months and Nine Months Ended September 30, 1997 and 1996  3 - 4


Consolidated Statement of Cash Flows
Nine Months Ended September 30, 1997 and 1996                       5


Notes to Financial Statements                                   6 -11


Management's Discussion and Analysis of
Financial Condition and Results of Operations                  11 -24



PART II - OTHER INFORMATION
-------

Legal Proceedings                                                  24


Other Events                                                       24


Exhibits and Reports on Form 8-K                               24 -25


Signatures                                                         26

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                  September 30,     December 31,
Assets                                                1997             1996
--------------------------------------------------------------------------------
Utility Plant

Electric                                            $2,431,583      $2,413,881
Gas                                                    406,755         391,231
Common                                                 135,140         129,946
Nuclear fuel                                           242,727         224,701
                                                   ------------   --------------
                                                     3,216,205       3,159,759
Less: Accumulated depreciation                       1,479,948       1,381,908
     Nuclear fuel amortization                         200,909         187,170
                                                   ------------   --------------
                                                     1,535,348       1,590,681
Construction work in progress                           64,896          69,711
                                                   ------------   --------------
     Net Utility Plant                               1,600,244       1,660,392
                                                   ------------   --------------

Current Assets

Cash and cash equivalents                              153,033          21,301
Accounts receivable, net of allowance for
doubtful accounts: 1997-$22,581, 1996-$17,500           85,938         112,908
Unbilled revenue receivable                             33,209          53,261
Materials, supplies and fuels, at average cost          32,066          39,888
Prepayments                                             32,501          23,103
                                                   ------------   --------------
     Total Current Assets                              336,747         250,461
                                                   ------------   --------------

Deferred Debits

Nuclear generating plant decommissioning fund          123,413          91,195
Nine Mile Two deferred costs                            30,571          31,360
Unamortized debt expense                                13,653          14,820
Other deferred debits                                   23,968          28,759
Regulatory assets (Note 2)                             241,273         284,489
                                                   ------------   --------------
     Total Deferred Debits                             432,878         450,623
                                                   ------------   --------------

          Total Assets                              $2,369,869      $2,361,476
-----------------------                            ------------   --------------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                 September 30,            December 31,
Capitalization and Liabilities                                        1997                     1996
--------------------------------------------------------------------------------------------------------
Capitalization

Long term debt - mortgage bonds                                          $485,417               $555,054
        - promissory notes                                                101,900                 91,900
Preferred stock redeemable at option of Company                            47,000                 67,000
Preferred stock subject to mandatory redemption                            35,000                 45,000

Common shareholders' equity:
 Common stock
  Authorized 50,000,000 shares; 38,851,464
  shares outstanding at September 30, 1997
  and at December 31, 1996.                                               696,273                696,019
 Retained earnings                                                        114,213                 90,540
                                                                 ----------------       ----------------
     Total common shareholders' equity                                    810,486                786,559
                                                                 ----------------       ----------------
     Total Capitalization                                               1,479,803              1,545,513
                                                                 ----------------       ----------------

Long Term Liabilities (Department of Energy)

Nuclear waste disposal                                                     82,221                 79,057
Uranium enrichment decommissioning                                         14,978                 14,695
                                                                 ----------------       ----------------
     Total Long Term Liabilities                                           97,199                 93,752
                                                                 ----------------       ----------------

Current Liabilities

Long term debt due within one year                                        131,900                 20,000
Preferred stock redeemable within one year                                 10,000                 10,000
Short term debt                                                                 -                 14,000
Accounts payable                                                           56,858                 49,462
Dividends payable                                                          18,788                 19,349
Taxes accrued                                                                 758                  4,694
Interest accrued                                                           13,804                 10,317
Other                                                                      34,259                 30,395
                                                                 ----------------       ----------------
     Total Current Liabilities                                            266,367                158,217
                                                                 ----------------       ----------------

Deferred Credits and Other Liabilities

Accumulated deferred income taxes                                         355,769                370,028
Pension costs accrued                                                      69,345                 69,806
Other                                                                     101,386                124,160
                                                                 ----------------       ----------------
     Total Deferred Credits and Other Liabilities                         526,500                563,994
                                                                 ----------------       ----------------

Commitments and Other Matters (Note 2)                                          -                      -
                                                                 ----------------       ----------------

     Total Capitalization and Liabilities                              $2,369,869             $2,361,476
---------------------------------------------------------------------------------       ----------------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                      For the Three Months Ended
                                                             September 30,
                                                       1997          1996
--------------------------------------------------------------------------------

Operating Revenues
 Electric                                             $ 178,625     $ 190,507
 Gas                                                     36,886        42,481
                                                      ----------    ----------
                                                        215,511       232,988
 Electric sales to other utilities                        5,824         1,855
                                                      ----------    ----------
  Total Operating Revenues                              221,335       234,843
                                                      ----------    ----------

Fuel Expenses
 Fuel for electric generation                            13,463         9,893
 Purchased electricity                                    6,873         9,380
 Gas purchased for resale                                22,606        29,904
                                                      ----------    ----------
 Total Fuel Expenses                                     42,942        49,177
                                                      ----------    ----------
OPERATING REVENUE LESS FUEL EXPENSES                    178,393       185,666
                                                      ----------    ----------

Other Operating Expenses
 Operations excluding fuel expenses                      62,973        65,114
 Maintenance                                              8,550        11,148
 Depreciation and amortization                           29,051        29,349
 Taxes - local, state and other                          27,539        29,603
 Federal income tax                                      15,664        14,293
                                                      ----------     ----------
  Total Other Operating Expenses                        143,777       149,507
                                                      ----------     ----------
OPERATING INCOME                                         34,616        36,159
                                                      ----------     ----------

Other (income) and Deductions
 Allowance for other funds
  used during construction                                 (150)          (72)
 Federal income tax                                        (626)         (552)
 Other - net                                              1,355         1,440
                                                      ----------     ----------
  Total Other Income and Deductions                         579           816
                                                      ----------     ----------
INCOME BEFORE INTEREST CHARGES                           34,037        35,343
                                                      ----------     ----------

Interest Charges
 Long term debt                                          10,859        11,892
 Other - net                                              1,695         2,505
 Allowance for borrowed funds
  used during construction                                 (241)         (116)
                                                      ----------     ----------
   Total Interest Charges                                12,313        14,281
                                                      ----------     ----------
NET INCOME                                               21,724        21,062
                                                      ----------     ----------
Dividends on Preferred Stock                              1,305         1,866
                                                      ----------     ----------
EARNINGS APPLICABLE TO COMMON STOCK                    $ 20,419      $ 19,196
                                                      ----------     ----------

Weighted average number of shares
 outstanding in each period (000's)                      38,851        38,851
Earnings per Common Share                                 $0.52         $0.49
Cash Dividends Paid per Common Share                      $0.45         $0.45

------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)

                                                     For the Nine Months Ended
                                                            September 30,
                                                     1997             1996
--------------------------------------------------------------------------------
Operating Revenues
 Electric                                            $516,042         $524,143
 Gas                                                  234,932          242,676
                                                    ---------        ---------
                                                      750,974          766,819
 Electric sales to other utilities                     14,625           12,797
                                                    ---------        ---------
  Total Operating Revenues                            765,599          779,616
                                                    ---------        ---------

Fuel Expenses
 Fuel for electric generation                          35,825           29,750
 Purchased electricity                                 17,313           35,688
 Gas purchased for resale                             137,689          139,478
                                                    ---------        ---------
  Total Fuel Expenses                                 190,827          204,916
                                                    ---------        ---------
OPERATING REVENUE LESS FUEL EXPENSES                  574,772          574,700
                                                    ---------        ---------

Other Operating Expenses
 Operations excluding fuel expenses                   191,938          195,008
 Maintenance                                           30,333           36,166
 Depreciation and amortization                         87,575           76,707
 Taxes - local, state and other                        90,596           97,101
 Federal income tax                                    53,395           53,578
                                                    ---------        ---------
  Total Other Operating Expenses                      453,837          458,560
                                                    ---------        ---------
OPERATING INCOME                                      120,935          116,140
                                                    ---------        ---------

Other (Income) and Deductions
 Allowance for other funds
  used during construction                               (283)            (600)
 Federal income tax                                    (2,395)          (1,556)
 Other - net                                            3,519              544
                                                    ---------        ---------
  Total Other Income and Deductions                       841           (1,612)
                                                    ---------        ---------
INCOME BEFORE INTEREST CHARGES                        120,094          117,752
                                                    ---------        ---------

Interest Charges
 Long term debt                                        33,999           36,733
 Other - net                                            5,220            7,025
 Allowance for borrowed funds
  used during construction                               (454)          (1,289)
                                                    ---------        ---------
  Total Interest Charges                               38,765           42,469
                                                    ---------        ---------
NET INCOME                                             81,329           75,283
                                                    ---------        ---------
Dividends on Preferred Stock                            4,500            5,599
                                                    ---------        ---------
EARNINGS APPLICABLE TO COMMON STOCK                  $ 76,829          $69,684
                                                    ---------        ---------

Weighted average number of shares
 outstanding in each period (000's)                    38,851           38,735
Earnings per Common Share                               $1.97            $1.79
Cash Dividends Paid per Common Share                    $1.35            $1.35

______________________________________________________________________

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Nine Months Ended
(Thousands of Dollars)                                                     September, 30,
--------------------------------------------------------------------------------------------------
                                                                         1997             1996*
                                                                      ----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                               $ 81,329         $ 75,283
Adjustments to reconcile net income to net cash
 provided from operating activities:
Depreciation and amortization                                             101,713           88,470
Deferred fuel                                                              (1,709)          (3,352)
Deferred income taxes                                                      (2,116)           5,948
Allowance for funds used during construction                                 (737)          (1,890)
Unbilled revenue, net                                                      20,051           23,693
Nuclear generating plant decommissioning fund                             (14,831)          (6,652)
Pension costs accrued                                                      (2,383)            (869)
Post employment benefit internal reserve                                    4,998            4,485
Changes in certain current assets and liabilities:
 Accounts receivable                                                       26,969           15,865
 Materials, supplies and fuels                                              7,822             (443)
 Taxes accrued                                                             (3,936)         (18,229)
 Accounts payable                                                           7,396            4,330
 Other current assets and liabilities, net                                 (2,607)         (11,021)
Other, net                                                                 14,653           10,894
                                                                      -----------      -----------
     Total Operating                                                      236,612          186,512
                                                                      -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                            (55,710)         (95,620)
Other, net                                                                      -            9,216
                                                                      -----------      -----------
     Total Investing                                                      (55,710)         (86,404)
                                                                      -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/issuance of common stock                                                   -            8,612
Issuance of Promissory notes                                              101,900                -
Repayment of Short term borrowings                                        (14,000)               -
Retirement of preferred stock                                             (30,000)               -
Retirement of long term debt                                              (49,668)         (67,332)
Dividends paid on preferred stock                                          (5,061)          (5,599)
Dividends paid on common stock                                            (52,449)         (52,173)
Other, net                                                                    108            3,118
                                                                      -----------      -----------
     Total Financing                                                      (49,170)        (113,374)
                                                                      -----------      -----------
     Increase (decrease) in cash and cash equivalents                     131,732          (13,266)
     Cash and cash equivalents at beginning of period                      21,301           44,121
                                                                      -----------      -----------
     Cash and cash equivalents at end of period                          $153,033         $ 30,855
                                                                      -----------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                         Nine Months Ended
(Thousands of Dollars)                                                    September, 30,
--------------------------------------------------------------------------------------------------
                                                                         1997             1996
                                                                      -----------      -----------
Cash Paid During the Period
Interest paid (net of capitalized amount)                                $ 33,906         $ 37,573
                                                                      -----------      -----------
Income taxes paid                                                        $ 47,000         $ 55,638
                                                                      -----------      -----------

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

   On September 3, 1997, the Company filed its answer which denied the material allegations of the Complaint. At the same time, the Company filed a motion for summary judgment asking the Court to dismiss the action with prejudice on the grounds that the Company's actions are immune from antitrust liability under the state action exemption, that the Company's actions did not injure competition and that the Department of Justice's claims are speculative. On November 3, 1997, the Department of Justice filed its opposition to the Company's motion for summary judgment and filed its own Motion for Summary Judgement. The Company's response to the Justice Department motion is due on December 5, 1997. These motions for summary judgment are scheduled for argument on December 19, 1997.

   Litigation with Co-Generator. The Company is engaged in litigation with Kamine/Besicorp Allegany L.P. (Kamine), the only co-generator with a power purchase agreement attempting to operate in its service territory. The details of the litigation, involving several different proceedings, are described in
Note 10 of the Company's 1996 Annual Report on Form 10-K. One of the complaints served by Kamine seeks damages in the amount of $420,000,000.

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

   On June 26, 1997, the defendants filed a Joint Notice of Removal of Action, removing the action to the United States District Court for the Western District of New York. There have been no further proceedings to date.

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

ENVIRONMENTAL MATTERS

   Federal Clean Air Act Amendments. The Company is developing strategies responsive to the federal clean air act amendments of 1990 (Amendments) which will primarily affect air emissions from the Company's fossil-fueled generating facilities.
The strategy being developed is a combination of hardware solutions which have a capital and operation and maintenance (O&M) component and allowance trading solutions which have strictly an O&M impact. The most recent strategic developments still envision this combination of efforts as the most cost effective means of proceeding although there is some activity in the New York State Legislature that could impact the Company's ability to rely upon the emission allowance market as a reliable means of meeting some of its environmental commitments. At this time, it is impossible to predict the outcome of these proceedings in the Legislature and, as a result, the Company's projections are based solely on the combination strategy. A range of capital costs between $2.9 and $3.5 million has been estimated for the implementation of several potential alterations for meeting the foreseeable nitrogen oxide and sulfur dioxide requirements of the Amendments, as well as $1.0 to $1.5 million per year in operating expenses. These capital costs would be incurred between 1998 and 2000. The O&M expenses would be for the year 1999. For the year 2000 and beyond, the Company estimates that the annual operating expenses would rise to between $2.4 million and $3.7 million. Any additional post-2000 capital costs and operating expense cannot be predicted until state and federal legislation stabilizes sufficiently to enable the Company to finalize its compliance strategy.

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

FERC 636 TRANSITION COSTS

   As a result of the restructuring of the gas transportation industry by the Federal Energy Regulatory Commission (FERC) pursuant to Order No. 636 and related decisions, the Company was required to pay a share of certain transition costs incurred by the interstate pipelines through which it has purchased gas. The Company, as a customer, estimated total costs of about $50 million which, for the most part, have been paid to its suppliers. The pipeline with the largest transition cost liability has reached a negotiated settlement with its customers, including the Company. This settlement agreement, filed with the FERC and awaiting FERC approval, would resolve the last transition cost case. Under the settlement, transition costs will be paid until January 1999, then cease. A regulatory asset and related deferred credit have been established on the balance sheet to account for these costs. Approximately $42.7 million of these costs were paid to suppliers, of which about $37.1 million has been included in purchased gas costs. An amount of $12.9 million remains for future collection from customers. The Company has a $10 million credit agreement with a domestic bank to provide funds for the Company's transition cost liability to CNG Transmission Corporation. At September 30, 1997 the Company had $5.5 million of borrowings outstanding under the credit agreement. The Company is collecting those costs through the Gas Cost Adjustment clause in its rates.

GAS RESTRUCTURING PROCEEDING

   In the PSC's Proceeding on Restructuring the Emerging Competitive Natural Gas Market, the PSC established a three-year period (ending March 28, 1999) during which the State's local distribution companies (LDCs) would be permitted to require customers converting from sales service to take associated pipeline capacity for which the LDCs had originally contracted. Prior to the beginning of the third year, the LDCs would be required to demonstrate their efforts to dispose of "excess" capacity. On September 4, 1997, the PSC issued an Order clarifying the March 28, 1996 Order. The September 4 Order requires, among other things, that the LDCs (a) assess strandable costs; (b) evaluate and pursue options to address strandable costs, including exploration of alternative uses and quantification of market values for the capacity that could be stranded by converting customers; (c) actively encourage competition including collaboration with marketers to expand the number of customers taking transportation service from the LDC and to provide customer education; and (d) to the extent LDCs cannot shed all their capacity as contracts expire, to continue to seek lower cost options and more flexibility and shorter contract terms, where cost effective. LDCs are required to file plans addressing the foregoing issues by April 1, 1998. Pursuant to the PSC's orders, the cost of capacity defined as "excess" may not be fully recoverable in rates. Accordingly, the Company's ability to avoid absorbing this cost will depend on the success of remarketing and portfolio structuring efforts, as described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "1995 Gas Settlement", and, if such efforts do not result in eliminating all "excess" capacity, on a satisfactory explanation as to why all such capacity could not be eliminated. The Company is engaged in negotiations with the Staff of the PSC and other parties to address these and other issues related to the future provision of gas service. At this time, no assessment of the potential impact of these requirements on the Company can be made.

    On September 4, 1997, the PSC also issued for comment a Staff position paper which proposes that LDCs exit their merchant function, i.e., cease to supply the natural gas commodity to their existing customers, within five years and that they eliminate or restructure transportation and storage capacity contracts extending beyond five years so as to eliminate obligations beyond that point, except where capacity is required to fulfill operational requirements or the LDC's obligations as the "supplier of last resort" to customers having no competitive alternative. If adopted by the PSC, the Staff proposal could require the Company to remarket more capacity and to do so more rapidly than currently contemplated. Since the comment period will not conclude until December 20, 1997, no prediction can be made as to whether the Staff proposal will be adopted or, if so, the extent of its potential impact on the Company.

ASSERTION OF TAX LIABILITY

   The Company's federal income tax returns have been examined by the Internal Revenue Service (IRS) through the calendar year 1992. The Company has reached an Agreement with the IRS on the issues related to the Nine Mile Two in-service date. With this Agreement, all outstanding issues will have essentially been resolved and the Company has ultimately prevailed concerning the use of a 1987 in-service date and all other outstanding issues for the years 1987-1992. As a result of this favorable settlement, the Company received a refund of $762,938 on October 31, 1997.

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

   Below is a summarization of the Regulatory Assets as of September 30, 1997.


                                               Millions
                                              of Dollars
                                              ----------
Income Taxes                                     $162.4
Uranium Enrichment Decommissioning Deferral        16.7
Deferred Ice Storm Charges                         12.1
FERC 636 Transition Costs                          12.9
Demand Side Management Costs Deferred               4.8
Gas Deferred Fuel                                   9.3
Other, net                                         23.1
                                                 ------

Total - Regulatory Assets                        $241.3
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

          In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts (e.g., the Kamine/Besicorp Allegany L.P. contract), or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at September 30, 1997 depends on market prices and the competitive market in New York State which is still under development and subject to continuing changes which are not yet determinable, but could be significant. Strandable assets, if any, could be written down for impairment of recovery in the same manner as deferred cost discussed above.


          In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on the Company for full service, leaving the Company with surplus pipeline and storage capacity, as well as natural gas supplies, under contract. The Company has been restructuring its transportation, storage and supply portfolio to reduce its potential exposure to strandable costs. Regulatory developments discussed under " GAS RESTRUCTURING PROCEEDING," above, may affect this exposure; but whether and to what extent there may be an impact on the level and recoverability of strandable asset costs cannot be determined at this time.

          At September 30, 1997 the Company believes that its regulatory and strandable assets, if any, are not impaired and are probable of recovery, although no assurance can be given. The proposed settlement in the Competitive Opportunities proceeding does not impair the opportunity of the Company to recover its investment in these assets. However, the PSC has published a Staff paper to address issues surrounding Nuclear generation, including the determination of fair market value for facilities after a five year restructuring transition period. It appears that the PSC may seek to apply similar principles to other types of generating facilities. A determination in this proceeding could have an impact on strandable assets.

EITF ISSUE 97-4 - DEREGULATION OF THE PRICING OF ELECTRICITY.

          In July, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on accounting rules for utilities' transition plans for moving to more competitive environments and provided guidance on when utilities with transition plans will need to discontinue the application of Financial Accounting Standards Board Statement No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation".

          The major EITF consensus was that the application of SFAS 71 to a segment (e.g. generation) which is subject to a deregulatory transition plan should cease when the legislation or enabling rate order contains sufficient detail for the utility to reasonably determine what the transition plan will entail. The EITF also concluded that a decision to continue to carry some or all of the regulatory assets (including stranded costs) and liabilities of the separable portion of the business that is discontinuing the application of SFAS 71 should be determined on the basis of where the regulated cash flows to realize and settle them will be derived. The president of the Edison Electric Institute has stated that "The combined effect of the above EITF conclusions is that if a transition plan provides for a non-bypassable fee for the recovery of stranded costs, there may not be any significant write-off when Statement 71 is discontinued for generation. An individual company's facts and circumstances will determine the final accounting impact."

          The current Competitive Opportunities Settlement language provides for recovery of regulatory and stranded costs associated with generation as discussed in further detail below under Management's Discussion and Analysis of Financial Condition and Results of Operations, "PSC Competitive Opportunities Case Settlement". Under the Settlement, if approved by the PSC, there would be no expectation of a material write-off in the transition to competition.

DECOMMISSIONING TRUST

      The Nuclear Regulatory Commission has released for comments a notice of proposed rule (NOPR) modifying certain aspects of the financial assurance requirements for decommissioning nuclear power reactors. The NOPR includes, among other things, changes to the definition of "electric utility" for the purposes of providing financial assurance for decommissioning as well as new reporting requirements regarding each licensee's progress on external funding. The Company does not anticipate any material impact of the application of these rules today, however it cannot predict the impact of these rules as resolution of nuclear plant regulation progresses in New York (see Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "PSC Position Paper on Nuclear Generation"). See the Company's 1996 Form 10-K,
Item 8, Note 10 to the Financial Statements regarding the Company's plan for the eventual decommissioning of the Ginna Nuclear Plant and its 14% share of Nine Mile Two.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company. This assessment contains forward-looking statements which are subject to various risks and uncertainties. The Company's actual results could differ from those anticipated in such forward-looking statements as a result of numerous factors which may be beyond the Company's control by reason of factors such as electric and gas utility restructuring, future economic conditions, and developments in the legislative, regulatory and competitive environments in which the Company operates. Shown below is a listing of the principal items discussed .



Earnings Summary                                           Page 12

Competition                                                Page 13
         PSC Competitive Opportunities Case Settlement
         PSC Position Paper on Nuclear Generation
         Nuclear Operating Company
         FERC Open Transmission Orders
         FERC Market Based Electric Rates
         PSC Gas Restructuring Case
         Securitization

      Rates and Regulatory Matters                         Page 19
         1996 Rate Settlement
         Gas Settlement Negotiations
         1995 Gas Settlement
         Gas Fixed Price Proposal

      Liquidity and Capital Resources                      Page 20
         Capital and Other Requirements
         Redemption of Securities
         Financing

      Results of Operations                                Page 22
         Operating Revenues and Sales
         Fossil Unit Deratings
         Operating Expenses

      Dividend Policy                                      Page 24

EARNINGS SUMMARY

Earnings per common share for the current and prior year three month and nine month periods ended September 30, are as follows:

                                                      1997   1996
       Three Months                                  $ .52  $ .49
       Nine Months                                   $1.97  $1.79

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

       The Company reported higher earnings of $.52 per share for the third quarter compared to $.49 per share for the same period in 1996. The three cent per share increase in earnings was achieved despite an electric rate reduction begun July 1, 1997. Retail electric sales were flat in the third quarter when compared to the same period last year. Gas sales were up about 3% in the same comparison periods.

       Earnings for the nine month period were $1.97 per share compared to $1.79 per share for the same period in 1996. A significant factor in the increase in earnings for the year to date is a difference in timing for the refueling and steam generator replacement outage at the Ginna facility during the first nine months of 1996. The purchased electricity cost for this outage reduced the 1996 nine months results by about $.18 per share. The 1997 refueling outage at Ginna began October 20 and is anticipated to be about one month long. The next refueling outage is not scheduled to occur until 1999.

       The Company has maintained its earnings while reducing electric rates on
July 1, 1996 and again on July 1, 1997.   Additional electric rate reductions in
accordance with the Amended and Restated Competitive Opportunities Settlement (see description below) recently filed with the New York State Public Service Commission (PSC) are scheduled to begin July 1, 1998, assuming approval from the PSC. The Company believes that the Settlement, when implemented, allows for a phase-in to open electric markets while lowering customer prices and establishing an opportunity for competitive returns on shareholder investments. The nature and magnitude of the potential impact of any proposals ultimately adopted by the PSC on the business of the Company will depend on the specific details of any plan for increased competition and resolution of the complex issues involved, especially competition at the retail level.

       Future earnings will also be affected, in part, by the Company's degree of success in remarketing its excess gas capacity as set under the terms of the 1995 Gas Settlement and in controlling its local gas distribution costs. The Company believes it will be successful in meeting the 1995 Gas Settlement targets over the remaining year of the Settlement period, although no assurance can be given.


COMPETITION

       See the Company's Form 10-K for the fiscal year ended December 31, 1996,
Item 7.- "Competition" for a discussion of the Company's business strategy . See
Note 2 of the Notes to Financial Statements for a discussion of regulatory and strandable assets and related accounting issues.

       PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. By Opinion No. 96-12 issued May 20, 1996 in the "Competitive Opportunities Proceeding," the PSC endorsed a fundamental restructuring of the electric utility industry in the State. Among other elements, the PSC's goals included lower rates for consumers and increased customer choice in obtaining electricity and other energy services.

       On April 8, 1997, the Company, the PSC Staff ("Staff") and other parties entered into a Settlement Agreement (the "Settlement") with regard to the Competitive Opportunities Proceeding. The Settlement was the subject of a PSC examination to determine whether it is in the public interest. This examination included hearings before an Administrative Law Judge ("ALJ") in early June 1997, followed by a Recommended Decision by the ALJ recommending approval of the Settlement in all material respects. At its Open Session held October 8, 1997, the PSC identified a number of issues for further consideration by the parties to the Settlement. Additional negotiations were held and an Amended and Restated Settlement Agreement was entered into on October 23, 1997 and filed the following day. PSC consideration of the Settlement as amended had been scheduled for November 5, 1997; but the PSC has postponed such consideration.
At this time, a new date for a decision has not been set. (In the following description, references to the Settlement are to the revised version.)

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

       The Settlement also requires the Company to functionally separate its component operations: distribution, generation, and retailing. The Company would be required to separate, structurally, any unregulated retail operations from the remainder of the regulated utility functions. In addition, the Company would have the option to establish a holding company structure and to utilize certain funds derived from rendering utility service for unregulated operations. Although the Settlement provides incentives for the sale of generating assets, it requires neither divestiture of generating or other assets, nor writing off of "stranded costs" (the above-market costs, presumed to result from competition).

       The Company believes that the Settlement Agreement will not adversely affect its eligibility to continue to apply SFAS-71. If, contrary to the Company's view, such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required.

       Rate Plan. Subject to certain conditions, the Rate Plan contained in the Settlement continues and augments the rate reductions provided for in the Company's 1996 settlement ("the 1996 Settlement") approved by the PSC. Over the five rate years of the term, the cumulative rate reductions will be as follows:
Rate Year 1: $3.5 million; Rate Year 2: $12.8 million; Rate Year 3: $27.6 million; Rate Year 4: $39.5 million; and Rate Year 5: $51.1 million. The foregoing amounts include assumed levels of reductions to state gross receipt taxes ("GRT"). To the extent that the GRT rates are other than as anticipated, the rate reductions would be revised accordingly. The reduction for Rate Year 1 is equal to the previously approved reduction planned as a provision of the Company's 1996 Rate Settlement. It was implemented on July 1, 1997 pursuant to the earlier agreement. No changes in rates would be required for this period whether the Settlement is approved or not.

       The Rate Plan permits the Company to offset against the foregoing total
                                                                         -----
reductions certain amounts related to a Purchase Power Agreement with Kamine which is the subject of substantial litigation described in Item 1, Financial Statements under the caption "Litigation with Co-Generator" in Note 2, Commitments and Other Matters. To provide for possible settlement of the Kamine litigation, the Rate Plan permits the Company to make the following offsets, by "Rate Year": Rate Year 2: $3.5 million; Rate Year 3: $8.4 million; Rate Year 4: and following (until payment is completed): $10.5 million. The Settlement also would permit the Company to recover the full amount of any difference between Kamine costs currently included in rates and any increased amount resulting from enforcement of the purported PPA or judicially required payments. Seven-eighths of this difference may be added, on a current basis, to the amount already included in rates. Amounts not currently recovered may be deferred for future recovery.

       The Settlement permits recovery of inflation-based increases to certain Operation and Maintenance ("O&M") expenses above 4.0 percent, permits the Company to retain a portion of property tax decreases, and allows the Company to recover the costs of certain "Mandates" (i.e. governmentally required and external costs imposed on the Company) to be included in a "System Benefits Charge" and to recover others to the extent they exceed a $2.5 million threshold. The Company also would be permitted to recover the costs of Catastrophic Events and Competition Implementation Costs (i.e., the cost of
                                                          ----
transition) to the extent they exceed the same threshold. Low-income and service quality programs, established in prior proceedings would continue in much their same form. The maximum service quality penalty, however, would be reduced to $1.25 million per year.

       In the event that the Company earns a return on common equity in excess of an effective rate of 11.50 percent over the entire five-year term of the Settlement, 50 percent of such excess will be used to write down deferred costs accumulated during the term. With regard to the other 50 percent of the excess, the first $.8 million will be used to reduce rates for certain large industrial and commercial customer subclasses and the remainder will be used to write down accumulated deferrals or investment in electric plant and Regulatory Assets (which are deferred costs whose classification as an asset on the balance sheet is permitted by SFAS-71). If the Company's rate of return on common equity falls below 8.5 percent or increases above 14.5 percent, or if the pre-tax interest coverage falls below 2.5 times, or if certain governmental actions occur which cannot adequately be addressed by the Settlement as it pertains to Mandates, either the Company or any party to the Settlement would have the right to petition the PSC for review of the Settlement and appropriate remedial action.

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

       During the initial, energy only stage of the Retail Access Program, the Company delivery rate will be set by deducting from the rates that would apply to bundled retail service 2.3 cents per kilowatt hour ("KWH") and Load Serving Entities acting as retailers in the Company's service area will be entitled to purchase electricity from the Company at a rate of 1.9 cents per KWH. During the energy and capacity stage, the rate will generally equal the bundled rate less the cost of the electric commodity and the Company's non-nuclear generating capacity. These commodity and capacity costs, generally referred to as "contestable costs," are estimated to be 3.2 cents per KWH.

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

       To the extent that the Company sells any generating assets during the term of the Settlement, gains on such sales will be shared between the Company and customers according to the following: (1) the first $20.0 million of gains on sales in the first three Rate Years will be allocated 60 percent to customers and 40 percent to the Company, and customers will be entitled to 80 percent and the Company to 20 percent of gains over $20.0 million; and (2) during the final two Rate Years, customers will be entitled to 80 percent and the Company to 20 percent of all gains. With regard to losses on such sales, the Settlement acknowledges an intent that the Company will be permitted to recover such losses through distribution rates during the term of the Settlement in accordance with SFAS-71. Future rate treatment is to be consistent with the principle that the Company is to have a reasonable opportunity to recover such costs.

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

       Miscellaneous. Consistent with a PSC order issued June 23, 1997 in a separate proceeding involving establishment of pilot programs for farmers and food processors, the Settlement provides that the Company's retail access program will commence on February 1, 1998 for those groups of customers within the Company's service area. To preserve rights in the event that the Settlement were not approved, the Company, in October 1997, petitioned for judicial review of the June 23, 1997 order.

       Upon approval of the Settlement by the PSC, the Company would withdraw from an appeal challenging the PSC's Opinion No. 96-12, terminate its petition seeking judicial review of the PSC's decision regarding the settlement in the previous electric rate proceeding (the 1996 Rate Settlement) and terminate its petition seeking judicial review of the PSC's decision requiring implementation of a retail access pilot program, as discussed in the preceding paragraph. The present Settlement would, upon approval, supersede the 1996 Rate Settlement. Various incentive and penalty provisions in the 1996 Rate Settlement would be eliminated.

       PSC POSITION PAPER ON NUCLEAR GENERATION. On August 27, 1997, the PSC requested comments from interested parties on a PSC Staff position paper concerning the treatment of Nuclear generation after a transition period. The Staff paper concludes that (1) Nuclear generation should operate on a competitive basis, (2) sale of generation plants at auction to third parties is the preferred means of determining market value and offer the greatest potential for mitigation of stranded costs and the elimination of anti-competitive subsidies, and (3) where third party sales are not feasible, "to go" costs (fuel, labor and other operating costs, prospective capital additions, property taxes and insurance) must be recovered in the wholesale market price of power.

       On October 15, 1997, the Company and four other utilities jointly responded (1) indicating the Staff report did not thoroughly consider responsibility for decommissioning and disposal of spent fuel as well as other safety, health, environmental and fuel diversity issues, (2) that the use of an untested auction process may not be a practical way to achieve any reduction in sunk costs to be borne by customers and (3) that the report did not address the recovery of substantial transaction costs such as approvals of a sale by bondholders and other lenders and by the NRC. The utilities believe that the inherent operating characteristics of nuclear generation and the implications of NRC regulation require that nuclear plants have access to an adequate revenue stream and that such plants should be treated for dispatch purposes as baseload, must run units. The utilities urge the PSC to adopt a process that would enable all parties to fully develop the necessary facts and analyses and to invite the NRC to participate in addressing the future of nuclear generation in New York State.

       NUCLEAR OPERATING COMPANY. On October 12, 1996, the Company and Niagara Mohawk Power Corporation (Niagara) announced plans to establish a nuclear operating company to be known as the New York Nuclear Operating Company (NYNOC). Since that time NYNOC has been organized as a New York Limited Liability Company and the Consolidated Edison Company of New York and New York Power Authority have announced their desire to move forward with the Company and Niagara with plans to implement NYNOC. It is envisioned that NYNOC would eventually assume responsibility for operation of all the nuclear plants in New York State, including the Company's totally owned Ginna Nuclear Plant and jointly owned Nine Mile Two. The Company believes that NYNOC could contribute to maintaining a high level of operational performance, contribute to continued satisfactory NRC regulatory compliance, provide opportunities for continued cost reduction and provide the basis for satisfactory economic regulation by the PSC. Various groups are now involved in the detailed studies and analyses required before a definitive decision to proceed with NYNOC can be made. The organizing utilities have submitted comments on the PSC Staff position paper on nuclear generation noting that the Staff proposal would nullify the potential benefits of NYNOC.

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

       FERC MARKET-BASED ELECTRIC RATES. On July 1, 1997, as amended on July 25, 1997, the Company filed with the FERC seeking authorization to engage in the wholesale sale of electric energy and capacity at market-based rates. Roxdel, (now "Energetix, Inc.") the Company's wholly-owned, power marketer subsidiary, also filed on July 1, 1997.

       FERC allows power sales at market-based rates if the seller and its affiliates do not have, or have adequately mitigated, market power in generation and transmission, and cannot erect other barriers to entry. To satisfy the latter, a transmission owning public utility must have an open access
transmission tariff for the provision of comparable service.   The Company's
open access transmission tariff was accepted by the FERC on June 25, 1997.

       On September 12, 1997, the FERC accepted the Company's and Energetix's applications to engage in market-based rates transactions. Consistent with FERC precedent, the Company must comply with a code of conduct governing the relationship between it and Energetix and must seek separate authorization in order to sell electric energy to Energetix at market-based rates.

       PSC GAS RESTRUCTURING CASE. In March 1996 the PSC issued an Order and approved utility restructuring plans designed to open up the local natural gas market to competition and thereby allow residential, small business and commercial/industrial users the same ability to purchase their gas supplies from a variety of sources, other than the local utility, that larger industrial customers already have. During a three-year phase-in period the State's gas utilities would be permitted to require customers converting from sales service to take associated pipeline capacity for which the utilities had originally contracted. The PSC has indicated that it will address the issue of how the costs of such capacity would be recovered after the three-year period during the third year of the phase-in period. The PSC Staff has recently issued a position paper on The Future of the Natural Gas Industry in which the Staff proposes that LDCs exit the merchant function in five years. Treatment of existing pipeline capacity contracts and Provider of Last Resort responsibilities are substantial issues to be worked out between the PSC, LDCs and other stakeholders (see note 2 for further information). Under two new gas transportation tariffs, gas customers have a choice of suppliers beginning November 1, 1996. The Company will distribute the gas and charge for the distribution as well as associated services. The Company believes its position in the market is such that it will maintain its distribution system margins. Under a phase-in limitation, loss of gas commodity sales may be limited to five percent of the Company's annual gas volume the first year, and then five additional percent for each of the following two years. The phase-in will be reviewed as experience is gained with the program. The Company anticipates that the use of transportation gas service will increase. Through September 30, 1997, 38 customers were being served under this new service.

       SECURITIZATION. Legislation known as "securitization" was passed by the New York State Senate on March 19, 1997. However, the 1997 regular session ended without Assembly action. The Senate's securitization program, the Electric Ratepayer Relief Act, would provide electric corporations the opportunity to obtain highly secure, lower-cost financing for intangible assets - costs incurred by the corporation, for which it does not acquire any physical property (e.g. buy-outs and/or restructuring of above-market independent power purchase
(IPP) contracts, demand-side management expenditures, environmental remediation costs, and other regulatory liabilities). Any net savings as a result of such financing would be dedicated to electric rate reductions.

       The Senate legislation specifically defines Qualified Intangible Expenditures as:
   (1) Expenditures which did not or will not result in the acquisition of real or tangible personal property (including costs incurred due to cancellation or reduction of IPP Contract obligations).

   (2) Amounts necessary to refinance or retire existing debt or equity capital in order to achieve an appropriate capital structure as approved by the PSC.

   (3) Costs incurred to obtain, carry, or administer financing for such expenditures, and federal, state or local tax expense incurred by the electric corporation from the financing transaction and/or the intangible charges.

       The bill states that the PSC is required to verify that securitization will result in significant customer rate savings. The Company believes that securitization will balance the interest of the electric company and consumers by providing a reasonable and fair solution to the problem of stranded assets at no cost to the state. Securitization has already been successfully enacted in several other states. The Company believes that passage of securitization legislation should be a priority during the upcoming legislative session.


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

   GAS SETTLEMENT NEGOTIATIONS. In July 1997, the Company commenced negotiations with the PSC Staff and other parties with the objective of developing a multi-year settlement of issues pertaining to the Company's gas business that would take effect upon expiration of the current Gas Settlement (see paragraph below.) on June 30, 1999. A further objective of these negotiations is to maximize the efficiencies of the entire business by structuring a settlement that will be as consistent as possible with the provisions of the settlement in the Competitive Opportunities Proceeding, as discussed earlier under "Competition". Negotiations are at an early stage; accordingly, the Company can make no prediction as to their outcome.

   1995 GAS SETTLEMENT. The Company entered into several agreements to help manage its pipeline capacity costs and successfully met settlement targets for capacity remarketing for the twelve months' periods ending October 31, 1997 and October 31, 1996, thereby avoiding negative financial impacts for those periods. The Company believes that it will also be successful in meeting the Settlement targets in the remaining year of the Settlement period, although no assurance may be given. For further information with respect to the 1995 Gas Settlement see the Company's 1996 Form 10-K Item 8, Note 10 of the Notes to Financial Statements.

   GAS FIXED PRICE OPTION. On October 7, 1997, the PSC issued an Order which requires each New York gas utility to offer a gas fixed price plan commencing with this heating season. The Company is offering a gas fixed price option to help customers manage the price volatility exhibited in recent years. If customer interest warrants, the Company may use financial instruments to manage price risk.

LIQUIDITY AND CAPITAL RESOURCES

   During the first nine months of 1997 cash flow from operations (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the payment of dividends and short-term debt. At September 30, 1997 the Company had cash and cash equivalents of $153 million, however, $102 million of that amount, received from financing activities in August and September, is being used to redeem debt in the fourth quarter. Capital requirements during 1997 are being satisfied primarily from the combination of internally generated funds and the use of short-term credit arrangements.

   CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production and the repayment of existing debt. The Company has no plans to install additional baseload generation.

   Total 1997 capital requirements are currently estimated at $132 million, of which $102 million is for construction and $30 million is for the redemption of maturing securities and sinking fund obligations. Approximately $58 million had been expended for construction as of September 30, 1997, reflecting primarily expenditures for nuclear fuel and upgrading electric generating, transmission and distribution facilities and gas mains.

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

   Year 2000 Computer Issues. As the year 2000 approaches many companies face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning with the year 2000. Systems and devices in the Company's

Customer Service, Operations and Financial systems which were written using two-year digits to define the applicable year, rather than four may require remediation. If not corrected, this could force computers to either halt or lead to incorrect calculations. In July 1996, a formal Year 2000 project was initiated and a project team, comprised of representatives from each of the Company's business areas was established to oversee compliance efforts. The Company has also entered into an agreement with a consultant, International Business Machines Corporation, for assessment, remediation and testing services. At this time, the Company believes that the problem is being addressed properly to prevent any adverse operational or financial impacts. The Company believes it will incur approximately $15 million of costs through January 1, 2000, associated with making the necessary modifications identified to date.

   REDEMPTION OF SECURITIES. During 1997 the Company has redeemed the securities shown below as of November 15, 1997. Funds for these redemptions came, largely, from cash and the refinancing of pollution control revenue bonds (see following discussion under "Financing".).


Long Term Debt Redeemed.
-----------------------
                                                         Amount
 Date       Series                         Rate          (000's)
 ----       ------                         ----          -------

 5- 1-97        W*                         6 1/4%        $ 20,000
 5- 1-97        Y*                         8.00            29,668
10- 1-97     1984**                        monthly         51,700
10-15-97       EE**                        6 1/2           10,000
11-15-97     1985**                        annually        40,200
                                                         --------
                                              Total      $151,568

            * first mortgage bonds
            ** tax-exempt pollution control securities


Preferred Stock Redeemed.
------------------------

                                                         Amount
 Date       Series                         Rate          (000's)
 ----       ------                         ----          -------

4-22-97       N                            7.50%         $ 20,000
9- 1-97       S                            7.45%           10,000
                                                         --------
                                              Total      $ 30,000


     FINANCING. (See Form 10-K for the fiscal year ended December 31, 1996, Item
8. Note 9. Short-Term Debt, regarding the Company's short-term borrowing arrangements.)

     On August 19, 1997 the Company sold $101.9 million of New York State Energy Research and Development Authority (NYSERDA) multi-mode tax-exempt bonds due August 1, 2032. The proceeds from the multi-mode issue are being used to redeem three tax-exempt issues during the fourth quarter of 1997 (see "Redemption of Securities" above). The initial weighted average interest rate on the multi-mode issue was 3.33%, on an annualized basis, for seven days. Subsequent interest rates may be set weekly or may be set for varying periods based on market conditions at the time.

     On September 16, 1997, the Company completed arrangements for the delivery in September 1998 of $25.5 million of 5.95% NYSERDA tax-exempt bonds due September 1, 2033. Proceeds will be used to redeem an issue of tax-exempt first mortgage bonds which is not redeemable until December 1998.

     The multi-mode issue and the fixed-rate issue described above are insured by MBIA

Insurance Corporation, and rated AAA/Aaa.

      Under the Company's Performance Stock Option Plan, options for 261,261 shares of Common Stock have become exercisable due to Common Stock market price performance during October 1997.


RESULTS OF OPERATIONS

     The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and nine-month periods ended September 30, 1997 to the three-month and nine-month periods ended September 30, 1996. A summary of changes in Electric and Gas department revenues and expenses is presented in the Operating Revenues and Expenses table.



Operating Revenues and Expenses
(Millions of Dollars)

                                                 Three Months              Nine Months
                                                 Ended Sept. 30           Ended Sept. 30
                                                 --------------           --------------
 1996 Earnings                                      $19.2                    $ 69.7

Increase (decrease) in earnings:

Electric revenue changes                             (7.9)                     (6.3)
 -    Includes effect of rate changes
 -    Consumption changes including weather
 -    Changes in sales to other electric utilities

Electric fuel cost changes                           (1.1)                     12.3

Gas margin (revenue less fuel)                        1.7                      (5.9)
 -    Consumption changes including weather

Miscellaneous non-fuel operating and maintenance      4.7                       8.9
 -  Reflects operating cost associated with 1996
    replacement of nuclear steam generators
 -  Reflects expense reductions for payroll, R&D
    and outside services

Depreciation and amortization                          .3                     (10.9)

Net federal income tax effects                       (1.3)                      1.0

Local and state tax effects                           2.1                       6.5

Other income and deductions effects                    .2                      (3.3)

Interest expense                                      2.0                       3.7
 -  Redeemed 8 3/8% series CC bonds 3/7/96
 -  Redeemed 8.00% series Y bonds 5/1/97
 -  Reflects write off of unamortized debt expense

Dividends on preferred stock                           .5                       1.1
 -  Redeemed 7.50% series N 4/22/97
 -  Redeemed 7.45% series S 9/ 1/97                 _____                     -----
1997 Earnings                                       $20.4                     $76.8


     OPERATING REVENUES AND SALES. Total Company revenues for the first nine months of 1997 were $14.0 million or 1.8% below the first nine months of 1996 with decreases in customer electric rates and lower therm sales of gas due to warmer weather than last year partially offset by higher customer electric kilowatt-hour sales and higher electric sales to other utilities (OEU sales). For the third quarter, total Company revenues were $13.5 million or 5.8% below last year reflecting mainly lower electric rates and lower gas costs partially offset by higher OEU sales and an increase in gas sold and transported.

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


  The NYPP is in the process of evaluating new rules for its system load regulation. Opacity limitations are expected to reduce the ability of the Company to react to changes in load and provide regulation services when called upon by the NYPP, resulting in additional costs. Depending on the new NYPP requirements, the revised rules could result in the Company having to purchase additional regulation services which may cost between $500,000 and $2,500,000 annually. The Company intends to make a $2.7 million capital upgrade to the precipitator of one of its fossil-fueled generating units which is expected to remove a substantial portion of the opacity exceedance which led to the derating.

          FUEL EXPENSES. Fuel expenses decreased in both comparison periods reflecting mainly lower kwh purchases of electricity due to efficiencies derived from the new steam generators installed last year at the Ginna nuclear plant. While the Ginna Plant operated throughout the first nine months of 1997, it was in a refueling and steam generator replacement outage in the second quarter of 1996 and operated intermittently in the third quarter of 1996. Purchased electricity is expected to increase in the fourth quarter of 1997 because the Ginna plant began a scheduled refueling outage on October 20 and is expected to be out of service for about a month.

          OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES. The decreases in operations excluding fuel and maintenance expenses in both comparison periods reflect mainly lower payroll due to less overtime and workforce reductions, lower research and development and outside services expenses and lower maintenance expenses following the Ginna steam generator replacement outage last year.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased in the nine month comparison period due mainly to an increase in nuclear decommissioning expense allowed in rates effective July 1, 1996 and completion of the steam generator replacement at the Ginna nuclear plant in the summer of 1996. Depreciation and amortization was flat for the third quarter comparison period.

          TAXES. The decreases in local, state and other taxes in both comparison periods reflect mainly lower property taxes due to decreases in assessments and/or rates and lower revenue taxes due to decreases in revenues and the New York State revenue tax surcharge rate.

          The decrease in Federal income tax in the first nine months of 1997 reflects mainly the reversal of a prior provision for the in-service date of Nine Mile Two as a result of an agreement reached with the Internal Revenue Service. The increase in Federal income tax for the third quarter is a result of increased pre-tax earnings for the period.

      OTHER STATEMENT OF INCOME ITEMS. Other (Income) and Deductions, Other-net increased in the nine month comparison period due mainly to a decline in subsidiary earnings resulting from the sale of the Company's interest in the Empire State Pipeline in

1996.  The decreases in interest charges in both comparison periods reflect
mainly the early redemption of long-term debt in the second quarter.   Preferred
stock dividends decreased due to the redemption of issues in April and September, 1997.

DIVIDEND POLICY

          On September 17, 1997, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on October 25, 1997 to shareholders of record on October 2, 1997. Dividends on the preferred stocks were also declared at the regular rates per share payable December 1, 1997 to stockholders of record at the close of business on November 5, 1997. The Company believes that future common stock dividend payments will need to be evaluated in the context of maintaining the financial strength necessary to operate in a more competitive and uncertain business environment. This will require consideration, among other things, of a dividend payout ratio that is lower over time, reevaluating assets and managing greater fluctuation in revenues. While the Company does not presently expect the impact of these factors to affect the Company's ability to pay dividends at the current rate, future dividends may be affected.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.

ITEM 5.  OTHER EVENTS

          SENIOR MANAGEMENT CHANGES. In September the Board of Directors announced that Thomas S. Richards will become Chairman, President and Chief Executive Officer on January 1, 1998. He is currently President and Chief Operating Officer. He will succeed Roger W. Kober, Chairman and Chief Executive Officer who will retire on December 31.

          Michael T. Tomaino was named Senior Vice President and General Counsel on October 1, 1997. Mr. Tomaino was most recently Vice President, General Counsel and Secretary of Goulds Pumps, Inc. Prior to that, he was a partner at the law firm of Nixon, Hargrave, Devans & Doyle, where he concentrated his practice in telecommunications and utility law and general civil litigation. He also served on the Board of Directors of the former Rochester Telephone Corporation (now Frontier Corp., Inc.) from 1974 to 1994 when the telephone industry was undergoing substantial deregulation.

          BOARD OF DIRECTORS CHANGES. In September two persons were elected to the Board of Directors. They are Susan Holliday, President and Publisher of the Rochester Business Journal, and Mark Grier, Executive Vice President for Financial Management of the Prudential Insurance Company of America.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:  See Exhibit Index below.

  (b)  Reports on Form 8-K: None

                                 EXHIBIT INDEX

Exhibit 10-1* Form of Rochester Gas and Electric Corporation 1996 Performance Stock Option Plan Agreement.

Exhibit 10-2* Agreement, dated October 1, 1997, between the Company and Michael T. Tomaino, Senior Vice President and General Counsel.

Exhibit 10-3 Agreement dated as of September 23,1997 between the Company and International Business Machines Corporation.

Exhibit 10-4   Amended and Restated Settlement Agreement dated October 23,
               1997 between the Company, the Staff of the New York PSC and other parties (excluding Schedules).

Exhibit 27     Financial Data Schedule pursuant to Item 601 (c) of
               Regulation S-K.

*   Denotes executive compensation plans and arrangements.

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


                               ROCHESTER GAS AND ELECTRIC CORPORATION
                               --------------------------------------
                                            (Registrant)



Date: November 13, 1997        By         /s/ J.B. STOKES
                                   ------------------------------------
                                           J. Burt Stokes
                                Senior Vice President, Corporate Services
                                      and Chief Financial Officer




Date: November 13, 1997        By   /s/ WILLIAM J. REDDY
                                 --------------------------------------
                                  William J. Reddy
                                    Controller