Form 10-K405
period 1997-12-31
ROCHESTER GAS & ELECTRIC CORP
filed 1998-02-11
CIK 84557

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended:  December 31, 1997
                                             -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

                        Commission file number:  1-672-2
                                                 -------

                     Rochester Gas and Electric Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                         16-0612110
     -------------------------------          -------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           identification No.)

                      89 East Avenue, Rochester, NY           14649
              --------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (716) 546-2700
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

     Preferred Stock, $100 par value

     4%     Series F     4.95%  Series K
     4.10%  Series H     4.55%  Series M
     4.75%  Series I
     4.10%  Series J


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

     On January 1, 1998 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1,312,000,000.

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

     Common Stock, $5 par value, at January 1, 1998, 38,862,347.


     Documents Incorporated by Reference      Part of Form 10-K
     -----------------------------------      -----------------

     Definitive proxy statement in connection      III
     with annual meeting of shareholders to be held April 15, 1998.

                     ROCHESTER GAS AND ELECTRIC CORPORATION

                       Information Required on Form 10-K



Item
Number      Description                                        Page
------      -----------                                        ----

Part I
------

Item 1      Business                                              1
Item 2      Properties                                           12
Item 3      Legal Proceedings                                    14
Item 4      Submission of Matters to a Vote of Security Holders  14
Item 4A     Executive Officers of the Registrant                 14


Part II
-------

Item 5      Market for the Registrant's Common Equity and
            Related Stockholder Matters                          16
Item 6      Selected Financial Data                              17
Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  20
Item 8      Financial Statements and Supplementary Data          34
Item 9      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                  68


Part III
--------

Item 10     Directors and Executive Officers of the Registrant   69
Item 11     Executive Compensation                               69
Item 12     Security Ownership of Certain Beneficial Owners and
            Management                                           69
Item 13     Certain Relationships and Related Transactions       69


Part IV
-------

Item 14     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                 70


            Signatures                                          75

                                     PART I

Item 1.  BUSINESS


     The following are discussed under the general heading of "Business". Reference is made to the various other Items as applicable.

     CAPTION                                       PAGE
     -------                                       ----

     General                                          1
     Regulatory Matters                               2
     Electric Operations                              3
     Gas Operations                                   5
     Fuel Supply                                      6
     Financing and Capital Requirements Program       7
     Environmental Quality Control                    8
     Research and Development                         9
     Operating Statistics                            10

GENERAL

          Incorporated in 1904 in the State of New York, the Company supplies electric and gas service wholly within that State. It produces and distributes electricity and distributes gas in parts of nine counties centering about the City of Rochester. At December 31, 1997 the Company had 1,958 employees.

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

          The business of the Company is seasonal. With respect to electricity, winter peak loads are attained due to spaceheating sales and shorter daylight hours and summer peak loads are reached due to the use of air-conditioning and other cooling equipment. With respect to gas, the greatest sales occur in the winter months due to spaceheating usage. The Company also plans to enter into unregulated businesses that will bring energy products and services to the marketplace both within and outside the Company's franchise area.

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

Operations. Percentages of the Company's operating revenues derived from electric and gas operations for each of the last three years are as follows:

                                1997    1996   1995
                               -----   -----  -----

                  Electric     67.6%   67.1%  71.1%
                  Gas          32.4%   32.9%  28.9%
                               -----   -----  -----

                               100.0%  100.0%  100.0%

          The Company is operating in a rapidly changing competitive marketplace for electric and gas service. This competitive environment includes a federal and State trend toward deregulation and promotion of open-market choices for consumers. In November 1997 the New York State Public Service Commission (PSC) approved a Settlement Agreement among the Company, PSC staff and other parties which sets the framework for the introduction and development of open competition in the electric energy marketplace in New York State over the next five years.

          Regarding the Company's electric business, in early 1996 the Federal Energy Regulatory Commission (FERC) issued new rules to facilitate the development of competitive wholesale markets. In 1997 the Company together with other New York utilities filed with FERC a "Comprehensive Proposal to Restructure the New York Wholesale Market" and requested approval of their restructuring plan in early 1998. At the State level, the PSC endorsed a fundamental restructuring of the electric utility industry in the State in its "Competitive Opportunities Proceeding". The Company's Competitive Opportunities Settlement in 1997, including its proposed retail access program called "Energy Choice", allows for a phase-in to open electric markets while lowering customer prices and establishing an opportunity for competitive returns on shareholder investments. Although the Company is just beginning to receive applications from potential competitors under its distribution tariff, it expects more to be filed, particularly from companies with strong retailing and customer service capabilities and wholesale power trading expertise.

          With the unbundling of services as directed by FERC Order 636, primary responsibility for reliable natural gas has shifted from interstate pipeline companies to local distribution companies, such as the Company. All gas customers have a choice of suppliers since November 1996, subject to certain phase-in limitations through 1998 for loss of gas commodity sales. Some of these companies are large, nationally known, publicly held marketers or suppliers. In 1997 the Company commenced negotiations with the staff of the PSC and other parties with the objective of developing a multi-year settlement of issues pertaining to the Company's gas business.

          See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Competition" for further information on the Competitive Opportunities Settlement and the competitive challenges the Company faces in its electric and gas business and how it is responding to those challenges.


REGULATORY MATTERS

          The Company is subject to PSC regulation of rates, service, and sale of securities, among other matters. The Company is also regulated by the FERC on a limited basis, in the areas of interstate sales and exchanges of electricity, intrastate sales of electricity for resale, transmission wheeling service for other utilities, and licensing of hydroelectric facilities. As a licensee and operator of nuclear facilities, the Company is also subject to regulation by the

Nuclear Regulatory Commission (NRC). The impact of regulation is discussed throughout this report.

          See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Rates and Regulatory Matters" for summaries of recent PSC rate decisions and its flexible pricing tariff for major industrial and commercial electric customers.


ELECTRIC OPERATIONS

          Electric System. The total net generating capacity of the Company's electric system is 1,239,000 Kw. In addition the Company purchases 120,000 Kw of firm power under contract and 35,000 Kw of non-contractual peaking power from the New York Power Authority, 150,000 Kw of a 1,000,000 Kw pumped storage plant owned by the Power Authority in Schoharie County, New York, 50,000 Kw of firm power from the Power Authority's 821,000 Kw FitzPatrick Nuclear Power Plant near Oswego, New York and 20,000 Kw of firm power from Hydro-Quebec purchased through the Power Authority. The Company's net peak load of 1,425,000 Kw occurred on August 15, 1995.

          The percentages of electricity actually generated and purchased for the years 1993-1997 are as follows:


                                            1997    1996    1995    1994    1993
                                           ------  ------  ------  ------  ------
Sources of Generated Energy:
Nuclear                                     61.6%   49.4%   52.8%   55.3%   57.6%
Fossil                                      20.0    18.2    18.6    18.1    19.5
Hydro and Other                              2.7     3.0     2.0     2.7     2.6
                                           -----   -----   -----   -----   -----
  Total Generated Net                       84.3    70.6    73.4    76.1    79.7
Purchased                                   15.7    29.4    26.6    23.9    20.3
                                           -----   -----   -----   -----   -----
Total Electric Energy                      100.0%  100.0%  100.0%  100.0%  100.0%
                                           =====   =====   =====   =====   =====

          The Company, six other New York utilities and the Power Authority are members of the New York Power Pool (NYPP). The primary purposes of the NYPP are to coordinate inter-utility sales of bulk power, long range planning of generation and transmission facilities, and inter-utility operating and emergency procedures in order to better assure reliable, adequate and economic electric service throughout the State. For a discussion on potential changes to the NYPP, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "FERC Open Transmission Orders and
Company filings".

          Generating Facilities. The Company's five major generating facilities are two nuclear units, the Ginna Nuclear Plant (Ginna Plant) and the Company's 14% share of Nine Mile Point Nuclear Plant Unit No. 2 (Nine Mile Two), and three fossil fuel generating stations, the Russell and Beebee Stations and the Company's 24% share of Oswego Unit Six. In terms of capacity these comprise 39%, 13%, 20%, 7% and 15%, respectively, of the Company's current electric generating system.

          On December 1, 1997 Niagara Mohawk Power Corporation (Niagara) announced a plan to sell its fossil-fueled and hydroelectric generating stations by auction in 1998. This plan was agreed to as part of Niagara's Power Choice Settlement currently under review by the PSC. The Company intends to include its 24 percent share of Niagara's Oswego Steam Station Unit 6 (Oswego 6) for sale as part of Niagara's auction. Any gains or losses realized by the Company from the sale of its share of Oswego 6 would be treated in accordance with the terms of the Settlement under the Competitive Opportunities Proceeding. The Company would include its share of Oswego 6 in these efforts as well. The gross and net book cost of the Company's share of Oswego 6 as of December 31, 1997 are $99 million and $58 million, respectively

          On January 21, 1998 the Company decided to retire Beebee Station by mid-1999. Factors such as the plant's age, location in an area no longer consistent with the surrounding development, lack of a rail/coal delivery system and more stringent clean air regulations made the plant uneconomical in the developing competitive generation business. The retirement of Beebee Station is not expected to have a material effect on the Company's financial position or results of operations. The plant will be fully depreciated at the time of retirement. The Settlement provides that all prudently incurred incremental costs associated with the shut down and decommissioning of the plant are recoverable through the Company's distribution access tariff. The electric capability and energy currently provided by the plant is expected to be replaced by purchased power as needed.

          Nine Mile Two, a nuclear generating unit in Oswego County, New York with a designed capability of 1,143 megawatts (Mw) as estimated by Niagara, was completed and entered commercial service in Spring 1988. Niagara is operating the Unit on behalf of all owners pursuant to a full power operating license which the NRC issued on July 2, 1987 for a 40-year term beginning October 31, 1986. Under arrangements dating from September 1975, ownership, output and cost of the project are shared by the Company (14%), Niagara (41%) Long Island Lighting Company (18%), New York State Electric & Gas Corporation (18%) and Central Hudson Gas & Electric Corporation (9%). Under the operating Agreement, Niagara serves as operator of Nine Mile Two, but all five cotenant owners share certain policy, budget and managerial oversight functions. The base term of the Operating Agreement is 24 months from its effective date, with automatic extension, unless terminated by written notice of one or more of the cotenant owners to the other cotenant owners; such termination becomes effective six months from the receipt of any such notice of termination by all the cotenant owners receiving such notice. The gross and net book cost of the Company's share of Nine Mile Two including $374 million of disallowed costs previously written off, as of December 31, 1997 are $879 million and $399 million, respectively.

          The Company's Ginna Plant, which has been in commercial operation since July 1, 1970, provides 480 Mw of the Company's electric generating capacity. In August 1991 the NRC approved the Company's application for amendment to extend the Ginna Plant operating license expiration date from April 25, 2006 to September 18, 2009.

          The gross and net book cost of the Ginna Plant as of December 31, 1997 are $560 million and $309 million, respectively. From time to time the NRC issues directives requiring all or a certain group of reactor licensees to perform analyses as to their ability to meet specified criteria, guidelines or operating objectives and where necessary to modify facilities, systems or procedures to conform thereto. Typically, these directives are premised on the NRC's obligation to protect the public health and safety. The Company reviews such directives and implements a variety of modifications based on these directives and resulting analyses. Expenditures at the Ginna Plant, including the cost of these modifications, are estimated to be $10.1 million, $10.4 million and $6.4 million for the years 1998, 1999 and 2000, respectively, and are included in the capital expenditure amounts presented under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The Company has four licensed hydroelectric generating stations with an aggregate capability of 47 megawatts. Although applications for renewal of those licenses were timely made in 1991, the FERC was unable to complete processing of many such applications by the December 31, 1993 license expiration. The FERC, therefore, issued annual licenses that essentially extend the terms of the old licenses year-to year until processing of the new ones can be completed. The

Company received final licenses for Stations 2 and 5 in February of 1996. The license for Station 26 was received in October, 1997. Overly stringent environmental conditions, governmental requirements and high property taxes have nullified the economic viability of the fourth station, number 160 (less than one megawatt net capacity). It will not be relicensed.

          Joint Nuclear Operating Company. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under Competition -Nuclear Operating Company regarding formation of a joint nuclear operating company to support and manage the operations of nuclear plants in New York State including Nine Mile Two and the Company's Ginna Plant described below.

          Insurance. The Price-Anderson Act establishes a federal program insuring against public liability in the event of a nuclear accident at a licensed U.S. reactor. Under the program, claims would first be met by insurance which licensees are required to carry in the maximum amount available (currently $200 million). If claims exceed that amount, licensees are subject to a retrospective assessment up to $79.3 million per licensed facility for each nuclear incident, payable at a rate not to exceed $10 million per year. Those assessments are subject to periodic inflation-indexing and a surcharge for New York State premium taxes. The Company's interests in two nuclear units could thus expose it to a potential liability for each accident of $90.4 million through retrospective assessments of $11.4 million per year in the event of a sufficiently serious nuclear accident at its own or another U.S. commercial nuclear reactor.

          As a licensee of a commercial nuclear power plant in the United States, the Company is required to have and maintain financial protection to cover radiation injury claims of certain nuclear workers. The Company purchases primary insurance to meet this requirement. On January 1, 1998, a new insurance policy was issued that applies to claims first reported on or after January 1, 1998. This policy has a limit of $200 million (reinstated annually if certain conditions are met) for radiation injury claims against the Company, or against other licensees who are insured by this policy. If these claims exceed the $200 million limit of primary coverage, the provisions of the Price-Anderson Act (discussed above) would apply. Since reserves for outstanding claims under former policies could be insufficient and certain claims may still be made under former policies due to a discovery period, the Company could be assessed under these former policies along with the other policyholders. The Company's share could be up to $3.0 million in any one year.

          The Company is a member of Nuclear Electric Insurance Limited, which provides insurance coverage for the cost of replacement power during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million at nuclear generating units. If an insuring program's losses exceeded its other resources available to pay claims, the Company could be subject to maximum assessments in any one policy year of approximately $3.0 million and $10.9 million in the event of losses under the replacement power and property damage coverages, respectively.


GAS OPERATIONS

          As of December 31, 1997 the Company's daily city gate resource capability is 4,380,000 therms and its daily contracted transportation capacity is 4,080,000 therms (where one Therm is equivalent to 100,000 British Thermal Units). The Company optimizes its assets by contracting for gas resources that align with its system requirements. The Company experienced on January 19, 1994, its maximum daily throughput of approximately 4,740,000 therms, (3,910,000 therms sold to retail customers and 830,000 therms delivered for transportation customers).

          The Company purchases all of its required gas supply from numerous marketers and producers under contracts containing various terms and conditions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Energy Management and Costs - Gas" for a discussion of that topic.

          The Company continues to provide new and additional gas service. Of 243,264 residential gas spaceheating customers at December 31, 1997, 2,579 were added during 1997.

          Approximately 31% of the gas delivered to customers by the Company during 1997 was purchased directly by commercial, industrial and municipal customers from brokers, producers and pipelines. The Company provided the transportation of gas on its system to these customers' premises.


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

(3) The Company has a contract under which it may procure up to 80 percent of the annual Ginna Plant uranium requirements. A second contract is in place to supply about 30% of the annual requirements for 1998 through 1999, and 100% of requirements in 2000. The remaining requirements are uncommitted.

(4) Seventy percent of the conversion requirements have been procured through 1997 under one contract. A second contract is in place covering 70% of requirements in 1998 and 1999, and 100% in 2000. Twenty percent of requirements for 1998 are covered by a contract for delivery of UF6 (uranium plus conversion). Ten percent of requirements for 1998 will be filled from inventory.

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

          The average annual cost of nuclear fuel per million BTU used for electric generation for the last five years is as follows:

                                 1997   1996   1995   1994   1993
                                 -----  -----  -----  -----  -----

          Ginna Plant            $.461  $.424  $.410  $.403  $.400
          Nine Mile Two          $.485  $.512  $.503  $.481  $.515

          See Note 10 of the Notes to Financial Statements under Item 8 for additional information regarding nuclear fuel disposal costs, nuclear plant decommissioning and DOE uranium enrichment facility decontamination and decommissioning.

          Coal. The Company's 1998 coal requirements are expected to be approximately 800,000 tons. In 1997 100% of its requirements were purchased under contract. To meet the additional coal burn requirements and meet its current reserve supply of coal ranging from 30-60 days supply at maximum burn rates, it is anticipated that the Company will purchase spot market coal to supplement it contract supply.

          The sulfur content of the coal utilized in the Company's existing coal-fired facilities ranges from 1.0 to 1.9 pounds per million BTU. Under existing New York State regulations, the Company's coal-fired facilities may not burn coal which exceeds 2.5 pounds per million BTU, and must average no higher than 1.7 pounds per million BTU over a 12-month period or 1.9 pounds per million BTU over a three-month period.

          The average annual delivered cost of coal used for electric generation was as follows:

                                 1997   1996   1995   1994   1993
                                 -----  -----  -----  -----  -----

          Per Million BTU        $1.34  $1.34  $1.31  $1.38  $1.42


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

          The Company's First Mortgage Bonds are issued under a General Mortgage dated September 1, 1918, between the Company and Bankers Trust Company, as Trustee, which has been amended and supplemented by thirty-nine supplemental indentures. Before additional First Mortgage Bonds are issued, the following financial requirements must be satisfied:

(a) The First Mortgage prohibits the issuance of additional First Mortgage Bonds unless earnings (as defined) for a period of twelve months ending not earlier than sixty days prior to the issue date of the additional bonds are at least 2.00 times the annual interest charges on First Mortgage Bonds, both those outstanding and those proposed to be outstanding. The ratio under this test for the twelve months ended December 31, 1997 was 6.99.

(b) The First Mortgage also provides that, if additional First Mortgage Bonds are being issued on the basis of property additions (as defined), the principal amount of the bonds may not exceed 60% of available property additions. As of December 31, 1997 the amount of additional First Mortgage Bonds which could be issued on that basis was approximately $398,393,000. In addition to issuance on the basis of property additions, First Mortgage Bonds may be issued on the basis of 100% of the principal amount of other First Mortgage Bonds which have been redeemed, paid at maturity, or otherwise reacquired by the Company. As of December 31, 1997, the Company could issue $321,669,000 of Bonds against Bonds that have matured or been redeemed.

     The Company's Restated Certificate of Incorporation (Charter) provides that, without consent by two-thirds of the votes entitled to be cast by the preferred stockholders, the Company may not issue additional preferred stock unless in a 12-month period within the preceding 15 months: (a) net earnings applicable to payment of dividends on preferred stock, after taxes, have been at least 2.00 times the annual dividend requirements on preferred stock, including the shares both outstanding and proposed to be issued, and (b) net earnings available for interest on indebtedness, after taxes, have been at least 1.50 times the annual interest requirements on indebtedness and annual dividend requirements on preferred stock, including the shares both outstanding and proposed to be issued. For the twelve months ended December 31, 1997, the coverage ratio under (b) above (the more restrictive provision) was 2.83.

     For information with respect to short-term borrowing arrangements and limitations see Item 8, Note 9 - Short-Term Debt.

     The Company's Charter does not contain any financial tests for the issuance of preference or common stock.

     The Company's securities ratings at December 31, 1997 were:

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


ENVIRONMENTAL QUALITY CONTROL

     Operations at the Company's facilities are subject to various federal, state and local environmental standards. To assure the Company's compliance with these requirements, the Company expended approximately $0.6 million on a variety of projects and facility additions during 1997.

     The federal Low Level Radioactive Waste Policy Act (Act), as amended in 1985, provides for states to join compacts or individually develop their own low level radioactive waste disposal sites. The Company can provide no assurance as to what disposal arrangements, if any, New York will have in place. The State has not passed legislation that would designate a site for the disposal of low level radioactive waste. The Company has interim storage capacity at the Ginna Plant through 2002. Efforts are being pursued to extend storage capacity beyond 2002, if necessary, at this plant. A low level radioactive waste management and contingency plan is currently ongoing to provide assurance that Nine Mile Two will be properly prepared to handle interim storage of low level radioactive waste for the next ten years and beyond, if necessary.

     The Company has wastewater discharge permits from NYSDEC for its Ginna, Beebee and Russell Stations, which were renewed in July 1997, February 1994, and June 1994, respectively. These permits are each effective for a period of five years. Consistent with these permits, no significant changes to the wastewater discharge treatment systems are currently required, nor anticipated.

     The Company believes that additional expenditures and costs made necessary by mandated environmental protection programs will be fully allowable for ratemaking purposes under cost of service rate regulation. Capital expenditures for meeting various federal, State and local environmental standards are estimated to be $9 million for the year 1998, $2 million for the year 1999 and $1 million for the year 2000. These expenditures are included under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, in the table entitled "Capital Requirements".

     See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 10 - Commitments and Other Matters, with respect to other environmental matters.


RESEARCH AND DEVELOPMENT

     The Company's research activities are designed to improve existing energy technologies and to develop new technologies for the production, distribution, utilization and conservation of energy while preserving environmental quality. Research and development expenditures in 1997, 1996 and 1995 were $4.5 million, $4.9 million, and $5.2 million, respectively. These expenditures represent the Company's contribution to research administered by Electric Power Research Institute, Empire State Electric Energy Research Corporation and an assessment for state government sponsored research by the New York State Energy Research and Development Authority, as well as internal research projects.

Electric Department Statistics


Year Ended December 31                                1997         1996*         1995*         1994*         1993*          1992
                                                  ------------  ------------  ------------  ------------  ------------  -----------
Electric Revenue (000's)
Residential                                        $  252,464    $  254,885    $  256,294    $  243,961    $  234,866    $  222,210
Commercial                                            210,643       215,763       215,696       206,545       196,100       187,262
Industrial                                            144,305       153,337       157,464       150,372       148,084       141,507
Municipal and Other                                    72,061        66,898        67,128        57,270        59,905        57,288
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Electric revenue from our customers                   679,473       690,883       696,582       658,148       638,955       608,267
Other electric utilities                               20,856        16,885        25,883        16,605        16,361        25,541
                                                   ----------    ----------    ----------    ----------    ----------    ----------
    Total electric revenue                            700,329       707,768       722,465       674,753       655,316       633,808
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Electric Expense (000's)
Fuel used in electric generation                       47,665        40,938        44,190        44,961        45,871        48,376
Purchased electricity                                  28,347        46,484        54,167        37,002        31,563        29,706
Other operation                                       205,058       204,746       199,524       192,360       192,749       183,118
Maintenance                                            41,217        41,429        44,032        47,295        52,464        53,714
Depreciation and amortization                         103,395        92,615        78,812        75,211        72,326        73,213
Taxes - local, state and other                         91,111        95,010       102,380        97,919        96,043        94,841
                                                   ----------    ----------    ----------    ----------    ----------    ----------
    Total electric expense                            516,793       521,222       523,105       494,748       491,016       482,968
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Operating Income before
    Federal Income Tax                                183,536       186,546       199,360       180,005       164,300       150,840
Federal income tax                                     61,837        61,901        59,500        52,842        43,845        38,046
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Operating Income from
    Electric Operations (000's)                    $  121,699    $  124,645    $  139,860    $  127,163    $  120,455    $  112,794
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Electric Operating Ratio %                               46.0          47.1          47.3          47.7          49.2          49.7
Electric Sales - KWH (000's)
Residential                                         2,139,064     2,132,902     2,144,718     2,117,168     2,123,277     2,084,705
Commercial                                          2,118,991     2,061,625     2,064,813     2,028,611     1,986,100     1,938,173
Industrial                                          2,010,613     2,010,963     1,964,975     1,860,833     1,892,700     1,929,720
Municipal and Other                                   537,051       520,885       531,311       513,675       504,987       503,388
                                                   ----------    ----------    ----------    ----------    ----------    ----------
    Total customer sales                            6,805,719     6,726,375     6,705,817     6,520,287     6,507,064     6,455,986
Other electric utilities                            1,218,794       994,842     1,484,196     1,021,733       743,588     1,062,738
                                                   ----------    ----------    ----------    ----------    ----------    ----------
    Total electric sales                            8,024,513     7,721,217     8,190,013     7,542,020     7,250,652     7,518,724
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Electric Customers at December 31
Residential                                           308,909       307,181       306,601       304,494       302,219       300,344
Commercial                                             30,940        30,620        30,426        29,984        29,635        29,339
Industrial                                              1,300         1,325         1,347         1,361         1,382         1,386
Municipal and Other                                     2,824         2,688         2,711         2,670         2,638         2,605
                                                   ----------    ----------    ----------    ----------    ----------    ----------
    Total electric customers                          343,973       341,841       341,085       338,509       335,874       333,674
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Electricity Generated and
    Purchased - KWH (000's)
Fossil                                              1,664,914     1,512,513     1,631,933     1,478,120     1,520,936     2,197,757
Nuclear                                             5,119,544     4,094,272     4,645,646     4,527,178     4,495,457     4,191,035
Hydro                                                 227,867       248,990       171,886       218,129       199,239       278,318
Pumped storage                                        238,900       246,726       237,904       247,550       233,477       226,391
Less energy for pumping                              (358,350)     (370,097)     (361,144)     (371,383)     (355,725)     (344,245)
Other                                                     890           936         1,565         1,245         2,559           811
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Total generated - net                               6,893,765     5,733,340     6,327,790     6,100,839     6,095,943     6,550,067
Purchased                                           1,301,636     2,437,433     2,343,484     1,998,882     1,646,244     1,389,875
                                                   ----------    ----------    ----------    ----------    ----------    ----------
    Total electric energy                           8,195,401     8,170,773     8,671,274     8,099,721     7,742,187     7,939,942
                                                   ----------    ----------    ----------    ----------    ----------    ----------
System Net Capability -
    KW at December 31
Fossil                                                526,000       529,000       529,000       532,000       541,000       541,000
Nuclear                                               638,000       638,000       640,000       617,000       620,000       617,000
Hydro                                                  47,000        47,000        47,000        47,000        47,000        47,000
Other                                                  28,000        28,000        28,000        29,000        29,000        29,000
Purchased                                             375,000       375,000       375,000       375,000       347,000       348,000
                                                   ----------    ----------    ----------    ----------    ----------    ----------
    Total system net capability                     1,614,000     1,617,000     1,619,000     1,600,000     1,584,000     1,582,000
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Net Peak Load - KW                                  1,421,000     1,305,000     1,425,000     1,374,000     1,333,000     1,252,000
Annual Load Factor - Net %                               56.1          61.9          57.6          58.8          59.1          62.5

* Reclassified for comparative purposes.

Gas Department Statistics


Year Ended December 31                              1997         1996*        1995*        1994*        1993*        1992
                                                 -----------  -----------  -----------  -----------  -----------  ----------
Gas Revenue (000's)
Residential                                       $    5,852  $    6,010   $    4,081   $    5,935   $    5,526   $    6,456
Residential spaceheating                             249,101     246,945      230,934      215,974      201,129      186,710
Commercial                                            51,893      52,073       51,117       49,115       46,321       44,395
Industrial                                             5,800       6,175        6,686        7,088        6,368        6,284
Municipal and other                                   23,663      35,076        1,045       47,949       34,364       17,879
                                                  ----------  ----------   ----------   ----------   ----------   ----------
     Total gas revenue                               336,309     346,279      293,863      326,061      293,708      261,724
                                                  ----------  ----------   ----------   ----------   ----------   ----------
Gas Expense (000's)
Gas purchased for resale                             196,579     202,297      167,762      194,390      166,884      141,291
Other operation                                       63,416      61,348       59,684       49,312       47,593       43,506
Maintenance                                            5,418       5,634        5,194        7,774        9,229        9,006
Depreciation                                          13,127      12,999       12,781       12,250       11,851       11,815
Taxes - local, state and other                        30,685      31,858       31,514       31,859       30,849       29,411
                                                  ----------  ----------   ----------   ----------   ----------   ----------
     Total gas expense                               309,225     314,136      276,935      295,585      266,406      235,029
                                                  ----------  ----------   ----------   ----------   ----------   ----------
Operating Income before
     Federal Income Tax                               27,084      32,143       16,928       30,476       27,302       26,695
Federal income tax                                     3,442       7,600        6,715        8,403        5,485        5,545
                                                  ----------  ----------   ----------   ----------   ----------   ----------
Operating Income from
     Gas Operations (000's)                       $   23,642  $   24,543   $   10,213   $   22,073   $   21,817   $   21,150
                                                  ----------  ----------   ----------   ----------   ----------   ----------
Gas Operating Ratio %                                   78.9        77.8         79.2         77.1         76.2         74.1

Gas Sales - Therms (000's)
Residential                                            5,773       6,455        7,167        6,535        6,871        8,780
Residential spaceheating                             285,395     299,085      280,763      283,039      295,093      287,623
Commercial                                            65,675      70,543       68,380       72,410       78,887       78,996
Industrial                                             7,828       9,334        9,560       11,420       12,030       12,438
Municipal                                              7,331       8,086        8,219       10,230       12,188       11,410
                                                  ----------  ----------   ----------   ----------   ----------   ----------

     Total gas sales                                 372,002     393,503      374,089      383,634      405,069      399,247
Transportation of customer-owned gas                 166,060     167,779      146,149      136,372      124,436      126,140
                                                  ----------  ----------   ----------   ----------   ----------   ----------
     Total gas sold and transported                  538,062     561,282      520,238      520,006      529,505      525,387
                                                  ----------  ----------   ----------   ----------   ----------   ----------
Gas Customers at December 31
Residential                                           16,265      16,718       17,443       17,836       18,389       19,114
Residential spaceheating                             243,264     240,685      238,267      235,313      231,937      228,096
Commercial                                            19,118      19,045       18,978       18,742       18,636       18,378
Industrial                                               829         857          879          905          924          932
Municipal                                              1,117         961          981          988        1,001        1,010
Transportation                                           836         744          655          558          466          424
                                                  ----------  ----------   ----------   ----------   ----------   ----------
    Total gas customers                              281,429     279,010      277,203      274,342      271,353      267,954
                                                  ----------  ----------   ----------   ----------   ----------   ----------
Gas - Therms (000's)
Purchased for resale                                 274,430     279,353      237,728      262,267      347,778      360,493
Gas from storage                                     104,317     122,843      152,852      134,802       76,378       53,757
Other                                                  1,410       1,082        1,800        2,959        1,039        1,061
                                                  ----------  ----------   ----------   ----------   ----------   ----------
     Total gas available                             380,157     403,278      392,380      400,028      425,195      415,311
                                                  ----------  ----------   ----------   ----------   ----------   ----------
Cost of gas per therm                             51.70(cent) 52.30(cent)  45.80(cent)  50.00(cent)  36.79(cent)  35.35(cent)
Total Daily Capacity -
     Therms at December 31**                       4,380,000   4,480,000    5,230,000    5,625,000    5,625,000    4,485,000
                                                  ----------  ----------   ----------   ----------   ----------   ----------
Maximum daily throughput - Therms                  4,114,290   4,022,600    3,980,000    4,735,690    3,864,850    3,768,470
Degree Days (Calendar Month)
For the period                                         6,921       6,998        6,535        6,699        7,044        6,981
Percent colder (warmer) than normal                      2.8         3.9         (3.0)        (0.6)         4.4          3.4

 * Reclassified for comparative purposes.

** Method for determining daily capacity, based on current network analysis, reflects the maximum demand which the transmission systems can accept without a deficiency.

Item 2.   PROPERTIES


ELECTRIC PROPERTIES

          The net capability of the Company's electric generating plants in operation as of December 31, 1997 the net generation of each plant for the year ended December 31, 1997, and the year each plant was placed in service are as set forth below:


Electric Generating Plants

                                                                        Net
                                           Year Unit       Net      Generation
                                           Placed in    Capability   thousands
                            Type of Fuel    Service        (Mw)        (kwh)
                            ------------   ---------    ----------  ----------
Beebee Station
  (Steam)                       Coal          1959          80         418,139

Beebee Station
  (Gas Turbine)                 Oil           1969          14             425

Russell Station
  (Steam)                       Coal        1949-1957      257       1,237,958

Ginna Station
  (Steam)                       Nuclear       1970         480       3,894,652

Oswego Unit 6/(1)/
  (Steam)                       Oil           1980         189           8,817

Nine Mile Point
  Unit No. 2/(2)/
  (Steam)                       Nuclear       1988         158       1,224,892

Station No. 9
  (Gas Turbine)                 Gas           1969          14             465

Station 5
  (Hydro)                       Water         1917          39         173,487

5 Other Stations
  (Hydro)                       Water      1906-1960         8          54,380
                                                      --------        ---------
                                                                     7,013,215
Pumped Storage /(3)/                                                   238,900
Less: energy for pumping                                              (358,350)
                                                                     ---------
                                                         1,239       6,893,765
                                                      ========       =========

(1)  Represents 24% share of jointly-owned facility.
(2)  Represents 14% share of jointly-owned facility.
(3)  Owned and operated by the Power Authority.

          The Company owns 147 distribution substations having an aggregate rated transformer capacity of 2,149,754 Kva, of which 138, having an aggregate rated capacity of 1,970,588 Kva, were located on lands owned in fee, and nine of which, having an aggregate rated capacity of 179,166 Kva, were located on land under easements, leases or license agreements. The Company also has 72,881 line transformers with a capacity of 2,903,304 Kva. The Company also owns 24 transmission substations having an aggregate rated capacity of 3,052,017 Kva of which 23, having an aggregate rated capacity of 2,977,350 Kva, were located on land owned in fee and one, having a rated capacity of 74,667 Kva, was located on land under easements. The Company's transmission system consists of approximately 716 circuit miles of overhead lines and approximately 400 circuit miles of underground lines. The distribution system consists of approximately 16,262 circuit miles of overhead lines, approximately 3,857 circuit miles of underground lines and 353,220 installed meters. The electric transmission and distribution system is entirely interconnected and, in the central portion of the City of Rochester, is underground. The electric system of the Company is directly interconnected with other electric utility systems in New York and indirectly interconnected with most of the electric utility systems in the United States and Canada. (See Item 1 - Business, "Electric Operations".)


GAS PROPERTIES

          The gas distribution systems consists of 4,257 miles of gas mains and 292,392 installed meters. (See Item 1 - Business, "Gas Operations" and "Gas Department Statistics".)


OTHER PROPERTIES

          The Company owns a ten-story office building centrally located in Rochester and other structures and property. The Company also leases approximately 475,000 square feet of facilities for administrative offices and operating activities in the Rochester area.

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

Item 3.   LEGAL PROCEEDINGS


          See Item 8, Note 10 - Commitments and Other Matters.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


Item 4-A. EXECUTIVE OFFICERS OF THE REGISTRANT


                     Age   Positions, Offices and Business Experience
Name               1/1/98               1993 to date
----               ------  --------------------------------------------


Thomas S. Richards   54    Chairman of the Board, President and Chief
                           Executive Officer - January 1998 to date.

                           President and Chief Operating Officer - March 1996 to December 1997.

                           Senior Vice President, Energy Services -
                           August 1995 to March 1996.

                           Senior Vice President, Corporate Services and General Counsel - August, 1994 to August 1995.

                           Senior Vice President, Finance and General Counsel - October 1993 to August, 1994.

                           General Counsel - January, 1993 to October, 1993.

Michael J. Bovalino  42    President, Energetix, Inc (a wholly owned subsidiary
                           of the Company) January 1998 to date.

                           Senior Vice President, Energy Services - January 1997 to December 1997.

                           Vice President, Retail Services for Plum Street Enterprises (a wholly owned subsidiary of Niagara Mohawk Power Corporation, 300 Erie Boulevard West, Syracuse, NY 13202) prior to joining the Company.

Robert E. Smith      60    Senior Vice President, Energy Operations - August
                           1995 to date.

                           Senior Vice President, Customer Operations - August, 1994 to August, 1995.

                           Senior Vice President, Production and Engineering - 1993 to August, 1994.

                     Age   Positions, Offices and Business Experience
Name               1/1/98               1993 to date
----               ------  -------------------------------------------

J. Burt Stokes       54    Senior Vice President, Corporate Services and Chief
                           Financial Officer - January 1, 1996 to date.

                           Chief Financial Officer and acting Chief Executive Officer for General Railway Signal Corporation, 150 Sawgrass Dr., Rochester, NY 14692 prior to joining the Company.

Michael T. Tomaino   60    Senior Vice President and General Counsel - October,
                           1997 to Date.

                           Vice President, General Counsel and Secretary for Goulds Pumps, Inc., 300 Willowbrook Office Park, Fairport, NY 14450 prior to joining the Company.

William J. Reddy     50    Controller - May, 1997 to Date.

                           Group Manager, Public Affairs Services - January 1995 to April 1997.

                           Division Manager, Public Affairs Services - October 1994 to January 1995.

                           Department Manager, Forecasts and Budgets -
                           1993 to September 1994.

     The term of office of each officer extends to the meeting of the Board of Directors following the next annual meeting of shareholders and until his or her successor is elected and qualifies.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON STOCK AND DIVIDENDS

------------------------------------------------------    --------------------------------------------------
Earnings/Dividends            1997     1996     1995      Shares/Shareholders          1997    1996    1995
------------------           -------  -------  -------    -------------------         ------  ------  ------
Earnings per share                                        Number of shares (000's)
  - basic                    $  2.30  $  2.32  $  1.69    Weighted average - basic    38,853  38,762  38,113
  - diluted                  $  2.30  $  2.32  $  1.69                     - diluted  38,909  38,762  38,113
Dividends paid                                            Actual number at
 per share                   $  1.80  $  1.80  $  1.80      December 31               38,862  38,851  38,453
                                                          Number of shareholders
                                                            at December 31            31,337  33,675  35,356
------------------------------------------------------    --------------------------------------------------

TAX STATUS OF CASH DIVIDENDS

   Cash dividends paid in 1997, 1996 and 1995 were 100 percent taxable for federal income tax purposes.


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

   Quarterly dividends on Common Stock are generally paid on the twenty-fifth day of January, April, July and October. In January 1998, the Company paid a cash dividend of $.45 per share on its Common Stock. The January 1998 dividend payment is equivalent to $1.80 on an annual basis.

COMMON STOCK TRADING

   Shares of the Company's Common Stock are traded on the New York Stock Exchange under the symbol "RGS".


Common Stock - Price Range      1997        1996       1995
--------------------------    --------     ------     ------

 High
    1st quarter                20  3/8     23 3/4     23
    2nd quarter                21  7/16    21 7/8     22 5/8
    3rd quarter                24 15/16    21 3/8     24 1/8
    4th quarter                34  1/2     19 5/8     24 1/8

 Low
    1st quarter                18  7/8     21 1/4     20 3/8
    2nd quarter                18          19 7/8     20 1/8
    3rd quarter                20  5/8     18         20
    4th quarter                23  3/4     17 7/8     22 3/8

 At December 31                34          19 1/8     22 5/8

ITEM 6 - SELECTED FINANCIAL DATA

CONSOLIDATED SUMMARY OF OPERATIONS

(Thousands of Dollars)               Year Ended December 31       1997                1996*         1995*         1994*
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                       $679,473            $690,883      $696,582      $658,148
  Gas                                                             336,309             346,279       293,863       326,061
                                                              ------------        ------------  ------------  ------------
                                                                1,015,782           1,037,162       990,445       984,209
  Electric sales to other utilities                                20,856              16,885        25,883        16,605
                                                              ------------        ------------  ------------  ------------

      Total Operating Revenues                                  1,036,638           1,054,047     1,016,328     1,000,814

Operating Expenses
  Fuel Expenses
    Fuel for electric generation                                   47,665              40,938        44,190        44,961
    Purchased electricity                                          28,347              46,484        54,167        37,002
    Gas purchased for resale                                      196,579             202,297       167,762       194,390
                                                              ------------        ------------  ------------  ------------

      Total Fuel Expenses                                         272,591             289,719       266,119       276,353
                                                              ------------        ------------  ------------  ------------

Operating Revenues Less Fuel Expenses                             764,047             764,328       750,209       724,461

  Other Operating Expenses
    Operations excluding fuel expenses                            268,474             266,094       259,207       241,672
    Maintenance                                                    46,635              47,063        49,226        55,069
    Depreciation and amortization                                 116,522             105,614        91,593        87,461
    Taxes - local, state and other                                121,796             126,868       133,895       129,778
    Federal income tax - current                                   69,812              65,757        65,368        35,658
                       - deferred                                  (4,533)              3,744           847        25,587
                                                              ------------        ------------  ------------  ------------

      Total Other Operating Expenses                              618,706             615,140       600,136       575,225
                                                              ------------        ------------  ------------  ------------

Operating Income                                                  145,341             149,188       150,073       149,236

Other (Income) and Deductions
  Allowance for other funds used during
    construction                                                     (351)               (684)         (585)         (396)
  Federal income tax                                               (3,704)             (3,450)      (16,948)      (16,259)
  Regulatory disallowances                                              -                   -        26,866           600
  Pension Plan Curtailment                                              -                   -             -        33,679
  Other, net                                                        3,308                (712)        9,631          (923)
                                                              ------------        ------------  ------------  ------------

      Total Other (Income) and Deductions                            (747)             (4,846)       18,964        16,701

Interest Charges
  Long term debt                                                   44,615              48,618        53,026        53,606
  Short term debt                                                      47                  21           398         1,808
  Other, net                                                        6,629               9,307         8,658         4,758
  Allowance for borrowed funds used during
    construction                                                     (563)             (1,423)       (2,901)       (2,012)
                                                              ------------        ------------  ------------  ------------

      Total Interest Charges                                       50,728              56,523        59,181        58,160

Net Income                                                         95,360              97,511        71,928        74,375

Dividends on Preferred Stock
   at required rates                                                5,805               7,465         7,465         7,369
                                                              ------------        ------------  ------------  ------------
Earnings Applicable to Common Stock                               $89,555             $90,046       $64,463       $67,006
                                                              ============        ============  ============  ============

Earnings per Common Share - Basic                                   $2.30               $2.32         $1.69         $1.79

Earnings per Common Share - Diluted                                 $2.30               $2.32         $1.69         $1.79

Cash Dividends Declared per Common Share                            $1.80               $1.80         $1.80         $1.77

* Reclassified for comparative purposes.


ITEM 6 - SELECTED FINANCIAL DATA

CONSOLIDATED SUMMARY OF OPERATIONS


(Thousands of Dollars)             Year Ended December 31             1993*               1992
---------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                            $638,955            $608,267
  Gas                                                                  293,708             261,724
                                                                  ------------        ------------
                                                                       932,663             869,991
  Electric sales to other utilities                                     16,361              25,541
                                                                  ------------        ------------

      Total Operating Revenues                                         949,024             895,532

Operating Expenses
  Fuel Expenses
    Fuel for electric generation                                        45,871              48,376
    Purchased electricity                                               31,563              29,706
    Gas purchased for resale                                           166,884             141,291
                                                                  ------------        ------------

      Total Fuel Expenses                                              244,318             219,373
                                                                  ------------        ------------

Operating Revenues Less Fuel Expenses                                  704,706             676,159

  Other Operating Expenses
    Operations excluding fuel expenses                                 240,342             226,624
    Maintenance                                                         61,693              62,720
    Depreciation and amortization                                       84,177              85,028
    Taxes - local, state and other                                     126,892             124,252
    Federal income tax - current                                        33,453              36,101
                       - deferred                                       15,877               7,490
                                                                  ------------        ------------

      Total Other Operating Expenses                                   562,434             542,215
                                                                  ------------        ------------

Operating Income                                                       142,272             133,944

Other (Income) and Deductions
  Allowance for other funds used during
    construction                                                          (153)               (164)
  Federal income tax                                                    (9,827)             (4,195)
  Regulatory disallowances                                               1,953               8,215
  Pension Plan Curtailment                                               8,179                   -
  Other, net                                                             2,113              (6,155)
                                                                  ------------        ------------

      Total Other (Income) and Deductions                                2,265              (2,299)

Interest Charges
  Long term debt                                                        56,451              60,810
  Short term debt                                                        1,487               1,950
  Other, net                                                             5,220               5,228
  Allowance for borrowed funds used during
    construction                                                        (1,714)             (2,184)
                                                                  ------------        ------------

      Total Interest Charges                                            61,444              65,804

Net Income                                                              78,563              70,439

Dividends on Preferred Stock
   at required rates                                                     7,300               8,290
                                                                  ------------        ------------

Earnings Applicable to Common Stock                                    $71,263             $62,149
                                                                  ============        ============

Earnings per Common Share - Basic                                        $2.00               $1.86

Earnings per Common Share - Diluted                                      $2.00               $1.86

Cash Dividends Declared per Common Share                                 $1.73               $1.69

* Reclassified for comparative purposes.

 CONDENSED CONSOLIDATED BALANCE SHEET


 (Thousands of Dollars)                  At December 31    1997                1996                1995 *              1994 *
 Assets
 Utility Plant                                          $3,234,077          $3,159,759          $3,068,103          $2,981,151
 Less: Accumulated depreciation and
     amortization                                        1,714,368           1,569,078           1,518,878           1,423,098
                                                        ----------         -----------         -----------         -----------
                                                         1,519,709           1,590,681           1,549,225           1,558,053
 Construction work in progress                              74,018              69,711             121,725             128,860
                                                        ----------         -----------         -----------         -----------
 Net utility plant                                       1,593,727           1,660,392           1,670,950           1,686,913
 Current Assets                                            242,371             250,461             292,596             236,519
 Investment in Empire                                           -                   -               38,879              38,560
 Deferred Debits                                           432,191             450,623             453,726             484,962
                                                        ----------         -----------         -----------         -----------
       Total Assets                                     $2,268,289          $2,361,476          $2,456,151          $2,446,954
                                                        ==========         ===========         ===========         ===========
 CAPITALIZATION AND LIABILITIES
 Capitalization
 Long term debt                                           $587,334            $646,954            $716,232            $735,178
 Preferred stock redeemable at option
   of Company                                               47,000              67,000              67,000              67,000
 Preferred stock subject to mandatory
   redemption                                               35,000              45,000              55,000              55,000
 Common shareholders' equity:
   Common stock                                            699,031             696,019             687,518             670,569
   Retained earnings                                       109,313              90,540              70,330              74,566
                                                        ----------         -----------         -----------         -----------
 Total common shareholders' equity                         808,344             786,559             757,848             745,135
                                                        ----------         -----------         -----------         -----------
       Total Capitalization                              1,477,678           1,545,513           1,596,080           1,602,313
                                                        ----------         -----------         -----------         -----------

 Long Term Liabilities (Department
   of Energy)                                               96,726              93,752              90,887              87,826
 Current Liabilities                                       189,317             158,217             182,338             181,327
 Deferred Credits and Other Liabilities                    504,568             563,994             586,846             575,488
                                                        ----------         -----------         -----------         -----------
       Total Capitalization and Liabilities             $2,268,289          $2,361,476          $2,456,151          $2,446,954
                                                        ==========         ===========         ===========         ===========

 CONDENSED CONSOLIDATED BALANCE SHEET


 (Thousands of Dollars)                     At December 31                   1993 *            1992 *
 Assets
 Utility Plant                                                            $2,890,799         $2,798,581
 Less: Accumulated depreciation and
     amortization                                                          1,335,083          1,253,117
                                                                         -----------        -----------
                                                                           1,555,716          1,545,464
 Construction work in progress                                               112,750             83,834
                                                                         -----------        -----------
 Net utility plant                                                         1,668,466          1,629,298
 Current Assets                                                              248,589            209,621
 Investment in Empire                                                         38,560              9,846
 Deferred Debits                                                             488,527            181,434
                                                                         -----------        -----------

       Total Assets                                                       $2,444,142         $2,030,199
                                                                         ===========        ===========
 CAPITALIZATION AND LIABILITIES
 Capitalization
 Long term debt                                                             $747,631           $658,880
 Preferred stock redeemable at option
   of Company                                                                 67,000             67,000
 Preferred stock subject to mandatory
   redemption                                                                 42,000             54,000
 Common shareholders' equity:
   Common stock                                                              652,172            591,532
   Retained earnings                                                          75,126             66,968
                                                                         -----------        -----------

 Total common shareholders' equity                                           727,298            658,500
                                                                         -----------        -----------
       Total Capitalization                                                1,583,929          1,438,380
                                                                         -----------        -----------
 Long Term Liabilities (Department
   of Energy)                                                                 89,804             94,602
 Current Liabilities                                                         234,530            267,276
 Deferred Credits and Other Liabilities                                      535,879            229,941
                                                                         -----------        -----------
       Total Capitalization and Liabilities                               $2,444,142         $2,030,199
                                                                         ===========        ===========

 * Reclassified for comparative purposes.

FINANCIAL DATA

                                       At December 31    1997    1996    1995    1994    1993    1992
                                                        ------  ------  ------  ------  ------  ------

Capitalization Ratios (a) (percent)
Long-term debt                                            43.0    44.7    47.4    48.2    49.4    48.2
Preferred Stock                                            5.2     6.9     7.3     7.3     6.6     8.0
Common shareholders' equity                               51.8    48.4    45.3    44.5    44.0    43.8
                                                        ------  ------  ------  ------  ------  ------
 Total                                                   100.0   100.0   100.0   100.0   100.0   100.0

Book Value per Common Share - Year End                  $20.80  $20.24  $19.71  $19.78  $19.70  $18.92
Rate of Return on Average Common Equity (b)
 (percent)                                               11.00   11.41    8.37    8.92   10.25    9.94
Embedded Cost of Senior Capital (percent)
Long-term debt                                            7.32    7.33    7.38    7.40    7.36    7.91
Preferred stock                                           5.80    6.26    6.26    6.26    6.69    6.98
Effective Federal Income Tax Rate (percent)               39.2    40.4    40.7    37.7    33.5    35.9
Depreciation Rate (percent) - Electric                    3.12    2.99    2.76    2.69    2.62    2.69
                            - Gas                         2.60    2.60    2.59    2.62    2.60    2.78
Interest Coverages
Before federal income taxes (incld. AFUDC)                4.06    3.82    2.95    2.98    2.87    2.62
                            (excld. AFUDC)                4.04    3.79    2.90    2.94    2.84    2.58
After federal income taxes (incld. AFUDC)                 2.86    2.68    2.16    2.24    2.24    2.04
                           (excld. AFUDC)                 2.84    2.65    2.10    2.20    2.21    2.00
Interest Coverages Excluding Non-Recurring
 Items (c)
Before federal income taxes (incld. AFUDC)                4.06    3.82    3.66    3.55    3.03    2.74
                            (excld. AFUDC)                4.04    3.79    3.61    3.51    3.00    2.70
After federal income taxes (incld. AFUDC)                 2.86    2.68    2.62    2.61    2.35    2.12
                           (excld. AFUDC)                 2.84    2.65    2.57    2.57    2.32    2.08

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

(c) Recognition by the Company in 1992 of disallowed ice storm costs as approved by the PSC has been excluded from 1992 coverages. Coverages for 1994 and 1993 exclude the effects of retirement enhancement programs recognized by the Company during each year and certain gas purchase undercharges written off in 1994 and 1993. Coverages in 1995 exclude the economic effect of the 1995 Gas Settlement ($44.2 million, pretax).

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

     Earnings Summary                                      Page 20

     Competition                                           Page 21
     PSC Competitive Opportunities Case Settlement
          Business and Financial Strategy
          PSC Position Paper on Nuclear Generation
          FERC Open Transmission Orders
          Gas Restructuring and PSC Negotiations
          Prospective Financial Position

     Rates and Regulatory Matters                          Page 27
          1996 Electric Rate Settlement
          1995 Gas Settlement
          Flexible Pricing Tariff

     Liquidity and Capital Resources                       Page 27
          Capital and Other Requirements
          Redemption of Securities
          Financing

     Results of Operations                                 Page 30
          Operating Revenues and Sales
          Fossil Unit Ratings and Status
          Operating Expenses

     Dividend Policy                                       Page 33

EARNINGS SUMMARY

     Despite rate reductions in July 1996 and 1997, earnings applicable to Common Stock were nearly unchanged in 1997 due, in part, to the increased availability of the Company's Ginna nuclear generating facility following the 1996 refueling and steam generator replacement outage. Increased Company generation allowed the Company to reduce purchased electric expense , while increasing available power for customer consumption and resale. A decrease in financing costs as a result of discretionary redemptions and refinancing activities during the year also helped to increase earnings. In addition to rate reductions, offsetting a gain in 1997 earnings were a warmer heating season during the first quarter of the year coupled with a cooler summer which affected air conditioning load.

     Basic and dilutive earnings per share of $2.30 in 1997 are down two cents compared to a year ago. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS-128"), "Earnings per Share," which changes the methodology of calculating earnings per share. The Company adopted SFAS No. 128 during the fourth quarter of 1997. The impact on earnings per share for prior periods is not material. A discussion of the calculation of earnings per share is presented in Note 1 to the Notes to Financial Statements.

     Basic and dilutive earnings per share of $1.69 reported in 1995 reflect a pretax reduction of $44.2 million, or $.75 per share net-of-tax, in connection with a negotiated settlement (see 1995 Gas Settlement discussed below) reached between the Company, Staff of the New York State Public Service Commission (PSC) and other parties resolving various proceedings to review issues affecting the Company's gas costs.

     The impact of developing competition in the energy marketplace will affect future earnings. The Competitive Opportunities Case Settlement (the "Settlement", see description below) allows for a phase-in to open electric markets while lowering customer prices and establishing an opportunity for competitive returns on shareholder investments. The nature and magnitude of the potential impact of the Settlement on the business of the Company will depend on the availability of qualified energy suppliers, the degree of customer participation and ultimate selection of an alternative energy supplier, the Company's ability to be competitive by controlling its operating expenses, and the Company's ultimate success in development of its unregulated business opportunities as permitted under the Settlement.

     Future earnings will also be affected, in part, by the Company's degree of success in remarketing its excess gas capacity as set under the terms of the 1995 Gas Settlement and in controlling its local gas distribution costs. The Company believes it will be successful in meeting the 1995 Gas Settlement targets over the remaining year of the Settlement period, although no assurance may be given.


COMPETITION

     Overview. During 1996 and 1997, the Company, the Staff of the PSC, and several other parties negotiated an agreement which was approved by the PSC in November 1997. This agreement sets the framework for the introduction and development of open competition in the electric energy marketplace and lasts through the year 2002. Over this time, the way electricity is delivered to customers will fundamentally change. In phases, the Company will open its electric system to other suppliers. The system will be fully open to competitors by July of 2001. These suppliers will compete to package and sell energy and related services to customers. The Company and its subsidiaries will be among the supplier choices. Competing suppliers will pay the Company a fee to use its electric distribution system and the Company will remain responsible for maintaining it and responding to most emergencies.


     PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. Through its "Competitive Opportunities Proceeding," the PSC has embarked on a fundamental restructuring of the electric utility industry in the State. Among other elements, the PSC's goals included lower rates for consumers and increased customer choice in obtaining electricity and other energy services.

     The Company's proceeding was completed on November 26, 1997 with the PSC approval of a Settlement Agreement among the Company, the PSC Staff and other parties. The PSC's November 26, 1997 order of approval was confirmed by a full Opinion and Order (No. 98-1) issued January 14, 1998.

     Summary. The Settlement provides for a transition to competition during its five-year term (July 1, 1997 through June 30, 2002) and establishes the Company's electric rates for each annual period. A Retail Access Program will be phased in, allowing customers to purchase electricity, and later electricity and capacity commitments, from sources other than the Company. The Company will be provided a reasonable opportunity to recover prudently incurred costs, including those pertaining to generation and purchased power.

     The Settlement also requires the Company to functionally separate its component operations: distribution, generation, and retailing. Any unregulated retail operations must be structurally separate from the regulated utility functions but may be funded with up to $100 million. In addition, the Company would have the option after receiving the necessary regulatory approvals to establish a holding company structure. Although the Settlement provides incentives for the sale of generating assets, it requires neither divestiture of generating or other assets, nor write off of "stranded costs" (the above-market costs, presumed to result from competition).

     The Company believes that the Settlement will not adversely affect its eligibility to continue to apply Statement of Financial Accounting Standards No. 71 ("SFAS-71"), with the exception of certain "to-go costs" associated with non-nuclear generation. If, contrary to the Company's view, such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required.

     Rate Plan. Over the five year term of the Settlement, the cumulative rate reductions will be as follows: Rate Year 1: $3.5 million; Rate Year 2: $12.8 million; Rate Year 3: $27.6 million; Rate Year 4: $39.5 million; and Rate Year 5: $64.6 million.

     The Rate Plan permits the Company to offset against the foregoing total reductions certain inflation-related expenses, and certain amounts related to a power purchase agreement with Kamine/Besicorp Allegany L.P.(Kamine), including seven-eighths of any difference between Kamine costs currently included in rates and any increased amount resulting from enforcement of such agreement with any balance not recovered during the term of the Settlement subject to deferral for recovery after such term. The agreement is subject to litigation, as discussed in Note 10 of the Notes to Financial Statements. In the event of a settlement of the Kamine matter, the Settlement permits the Company to offset against rate reductions, the following amounts: Rate Year 2, $3.5 million; Rate Year 3, $8.4 million; Rate Year 4 and continuing until Settlement payments are complete or July 1, 2002, whichever is later, $10.5 million.

     In the event that the Company earns a return on common equity in excess of an effective rate of 11.50 percent over the entire five-year term of the Settlement, 50 percent of such excess will be used to write down deferred costs accumulated during the term. The other 50 percent of the excess will be used to write down accumulated deferrals or investment in electric plant or Regulatory Assets (which are deferred costs whose classification as an asset on the balance sheet is permitted by SFAS-71). If certain extraordinary events occur, including a rate of return on common equity below 8.5 percent or above 14.5 percent, or a pretax interest coverage below 2.5 times, then either the Company or any other party to the Settlement would have the right to petition the PSC for review of the Settlement and appropriate remedial action.

     Retail Access. RG&E's Energy Choice Program will be available to all of its customers, without regard to customer class, on an equal basis up to certain usage caps. On July 1, 1998, customers whose electric loads represent approximately 10 percent of the Company's total annual retail sales will be eligible to purchase electricity (but not capacity commitments) from alternative suppliers. On July 1, 1999, customers with 20 percent of total sales will be eligible and as of July 1, 2000, 30 percent of total sales will be eligible. As of July 1, 2001, all retail customers will be eligible to purchase energy and capacity from alternative suppliers.

     During the initial, energy only stage of the Retail Access Program, the Company's distribution rate will be set by deducting 2.3 cents per kilowatt hour ("KWH") from its full service ("bundled") rates and Load Serving Entities acting as retailers in the Company's service area will be entitled to purchase electricity from the Company at a rate of 1.9 cents per KWH. During the energy and capacity stage, the rate will generally equal the bundled rate less the cost of the electric commodity and the Company's non-nuclear generating capacity. These commodity and capacity costs, generally referred to as "contestable costs," are estimated to be 3.2 cents per KWH, inclusive of gross receipts taxes.

     Generating Assets. The Company will not be required to divest any of its generation facilities. To the extent that the Company sells any generating assets during the term of the Settlement, gains on such sales will be shared between the Company and customers. With regard to losses on such sales, the Settlement acknowledges an intent that the Company will be permitted to recover such losses through distribution rates during the term of the Settlement.
Future rate treatment is to be consistent with the principle that the Company is to have a reasonable opportunity to recover such costs.

     "To-go costs" of the Company's non-nuclear resources (i.e., capital costs incurred after February 28, 1997, operation and maintenance expenses, and property, payroll and other taxes) are to be recovered through the distribution access tariff. The fixed portion of To-Go Costs would be recovered in full through the distribution access tariff until July 1, 1999 and subject to the market thereafter in accordance with the phase-in schedule for the Retail Access Program described above. The variable portion of non-nuclear to-go costs would also be subject to the market in accordance with the phase-in Schedule described above. Upon extension of eligibility for the Retail Access Program to all retail customers on July 1, 2001, the Company would be authorized to modify its distribution access rates, so as to hold constant the degree to which its to-go costs are at risk for recovery through the market. Thus, while the recovery of non-nuclear to-go Costs would continue to be through the market, recovery of nuclear costs would remain recoverable through regulated rates. No change in such treatment of nuclear facilities would be implemented prior to the PSC's resolution of the issues raised in its Staff Report on nuclear generation (see PSC Position Paper on Nuclear Generation). Shutdown and decommissioning costs would be recovered during the term of the Settlement in a manner consistent with past ratemaking treatment.

     Pilot Program. Consistent with a PSC order issued June 23, 1997 in a separate proceeding involving establishment of pilot programs for farmers and food processors, the Settlement provides that the Company's Retail Access Program will commence on February 1, 1998 for those groups within the Company's service area.

     Tariff Filing. On December 1, 1997, the Company submitted to the PSC its proposed tariffs and a Distribution Operating Agreement to establish "Energy Choice", the Company's proposed retail access program to implement the terms of the Settlement. In an order issued January 21, 1998, the PSC approved certain provisions of the December 1, 1997 tariff filing and required the Company to revise others. In late January 1998 the Company filed revisions to the tariff to incorporate the changes required by the PSC's order.

     Miscellaneous. After approval of the Settlement becomes final and non-appealable, the Company will withdraw legal appeals which challenge various PSC Orders regarding the PSC Competitive Opportunities Proceeding, establishment of a pilot program pursuant to those proceedings, and certain provisions of the 1996 Electric Rate Settlement.

     The present Settlement supersedes the 1996 Rate Settlement. Various incentive and penalty provisions in the 1996 Electric Rate Settlement are eliminated.


     BUSINESS AND FINANCIAL STRATEGY: THE COMPANY'S RESPONSE. Under the terms of the Settlement, the Company will functionally separate its generation, distribution, and regulated energy services businesses. As permitted by the Settlement, the Company has established a separate unregulated subsidiary called Energetix which will be able to compete for energy, energy services and products both in and outside the Company's existing franchise service territory. The Company has also developed an integrated financial strategy which includes new business development initiatives and a Common Stock share repurchase program.

     Energy Choice. Within the framework of the Energy Choice Program, the Company will unbundle traditional utility services. Retail electric customers in the Company's service territory will have the opportunity to purchase energy, capacity, and retailing services from competitive energy service companies, referred to as Load Serving Entities (LSEs). They may also continue to purchase fully-bundled electric service from the Company under existing retail tariffs.

     General Structure. Energy Choice adopts the "single-retailer" model for the relationship between RG&E, the LSEs, and retail customers. Under the "single-retailer" model the regulated utility's customer is the LSE, whose customers are the retail customers. The relationship between the regulated utility and retail customers is substantially eliminated. The LSE assumes responsibility for providing its retail customers with bundled energy and delivery services, and for virtually all related retailing functions, including
direct contact and communications with retail customers.   With the exception of
transmission and distribution service, the LSE will procure for its customers, or will itself create and provide them with, all necessary components of fully bundled service on a competitive basis.

     Throughout the term of the Settlement, RG&E will continue to provide regulated and fully bundled electric service under its retail service tariff to customers who choose to continue with or return to such service, and to customers to whom no competitive alternative is offered.

     Until the development of a wholesale market for generating capacity, there will be no suitable mechanism for the reallocation, from the regulated utility to the LSE, of responsibility for ensuring adequate installed reserve capacity. Accordingly, during the initial "Energy Only" stage of the Energy Choice Program (July 1, 1998 to July 1, 1999), LSEs will be able to choose their own sources of energy supply, while RG&E will provide to LSEs, and will be compensated for, the generating capacity (installed reserve) needed to serve their retail customers reliably. During the "Energy and Capacity" stage commencing July 1, 1999, the LSEs will be able to select, and will be responsible for procuring, generating capacity, as well as energy, to serve the loads of their retail customers, and distribution charges will be accordingly reduced as hereinafter described. If by July 1, 1998 there is not a functioning Statewide energy and capacity market (see discussion under FERC Open Transmission Orders), the Company may petition the PSC for deferral of the scheduled commencement of the Energy and Capacity stage.

     Summary. The availability of LSEs to serve eligible customers and how quickly they decide to become involved cannot be determined. Likewise, the Company is not able to predict the number of customers that may chose to no longer be served under the Company's regulated tariffs.

     The proposed tariffs for Energy Choice as filed by the Company are expected to become effective February 1, 1998 for the pilot program. The PSC has not set a decision-making date for the full-scale program. The Company is unable to predict what final rules or regulations will ultimately be adopted by the PSC for this program.

     Unregulated Energy Services Company. It is part of the Company's financial strategy to stimulate growth by entering into unregulated businesses. The first step in this direction was the formation and operation of Energetix effective January 1, 1998. Energetix is an unregulated subsidiary of the Company that will bring energy products and services to the marketplace both within and outside the Company's franchise area.

     The Settlement approved by the PSC in November allows for the investment of up to $100 million in unregulated businesses during the next five years. During 1998, the Company expects to determine the actual level of the initial investments to be made in unregulated business opportunities.

     On July 1, 1997 the Company and Energetix filed with the Federal Energy Regulatory Commission (FERC) seeking authorization to engage in the wholesale sale of electric energy and capacity at market-based rates. These applications were accepted by FERC on September 12, 1997. The Company must seek separate authorization in order to sell electric energy to Energetix at market-based rates.

     Stock Repurchase Plan. In December 1997 the Company's Board of Directors approved a Stock Repurchase Plan. This plan, which is subject to approval by the PSC, provides for the repurchase over the next three years of up to 4.5 million shares of Common Stock, representing approximately 11.5 percent of the Company's outstanding shares of Common Stock at December 31, 1997. The Company expects a PSC decision in early 1998.

     Nuclear Operating Company. In October 1996, the Company and Niagara Mohawk Power Corporation (Niagara) announced plans to establish a nuclear operating company to be known as the New York Nuclear Operating Company (NYNOC). Since that time NYNOC has been organized as a New York Limited Liability Company and the Consolidated Edison Company of New York and New York Power Authority have announced their desire to move forward with the Company and Niagara with plans to implement NYNOC. It is envisioned that NYNOC would eventually assume responsibility for operation of all the nuclear plants in New York State, including the Company's totally owned Ginna Nuclear Plant and jointly owned Nine Mile Two. The Company believes that NYNOC could contribute to maintaining a high level of operational performance, contribute to continued satisfactory Nuclear

Regulatory Commission (NRC) compliance, provide opportunities for continued cost reduction and provide the basis for satisfactory economic regulation by the PSC. Various groups are now involved in the detailed studies and analyses required before a definitive decision to proceed with NYNOC can be made. The organizing utilities have submitted comments on the PSC Staff position paper on nuclear generation (discussed below under the heading PSC Position Paper on Nuclear Generation) noting that the Staff proposal would nullify the potential benefits of NYNOC.


     PSC POSITION PAPER ON NUCLEAR GENERATION. On August 27, 1997, the PSC requested comments from interested parties on a PSC Staff position paper concerning the treatment of nuclear generation after a transition period. The Staff paper concludes that (1) nuclear generation should operate on a competitive basis, (2) sale of generation plants at auction to third parties is the preferred means of determining market value and offers the greatest potential for mitigation of stranded costs and the elimination of anti-competitive subsidies, and (3) where third party sales are not feasible, "to-go" costs (fuel, labor and other operating costs, prospective capital additions, property taxes and insurance) must be recovered in the wholesale market price of power.

     On October 15, 1997, the Company and four other utilities jointly responded to the PSC. The utilities believe that the inherent operating characteristics of nuclear generation and the implications of NRC regulation require that nuclear plants have access to an adequate revenue stream and that such plants should be treated for dispatch purposes as baseload, must run units. The utilities urge the PSC to adopt a process that would enable all parties to fully develop the necessary facts and analyses and to invite the NRC to participate in addressing the future of nuclear generation in New York State. Certain other parties have filed comments on the position paper, some of which oppose full recovery of "stranded costs" that could result from sales of plants at less than book costs. The Company is unable to predict the outcome of the PSC's consideration.


     FERC OPEN TRANSMISSION ORDERS AND COMPANY FILINGS. In early 1996 FERC issued new rules to facilitate the development of competitive wholesale markets by requiring electric utilities to offer "open-access" transmission service on a non-discriminatory basis in tariffs. The Company filed its required transmission service tariff on July 9, 1996. The new tariff would apply to wholesale purchases and sales made by the Company and the financial impact will depend on prevailing energy prices in the wholesale market. The near-term impacts of this tariff are not expected to be significant. On March 6, 1997, the Company reached a settlement in principle with the other parties respecting rate issues. FERC approval of the settlement was granted on June 25, 1997.

     On January 31, 1997, the utilities filed a "Comprehensive Proposal To Restructure the New York Wholesale Electric Market" with the FERC. As proposed, the existing New York Power Pool (NYPP) will be dissolved and an independent system operator (ISO) will administer a state-wide open access tariff and provide for the short-term reliable operation of the bulk power system in the state. In addition to proposing a FERC-endorsed ISO, the proposal calls for creation of a New York Power Exchange and a New York State Reliability Council. An additional supplemental filing with FERC was made on December 19,1997 which lays out a specific timeframe for the implementation of a competitive wholesale electricity market in New York State. The utilities have requested FERC approval of their restructuring plan no later than March 31, 1998, which would allow the ISO to be operational by June 30, 1998. The timetable for retail competition will be determined for each utility in accordance with individual settlements in the Competitive Opportunities Proceeding.

     Significant changes to pricing procedures now in effect within NYPP are expected, but it is unclear what effect these changes may have once other regulatory changes in New York State are implemented. At the present time, the Company cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations or the financial condition of the Company.


     GAS RESTRUCTURING AND PSC NEGOTIATIONS. In March 1996 the PSC issued an Order and approved utility restructuring plans designed to open up the local natural gas market to competition and thereby allow residential, small business and commercial/industrial users the same ability to purchase their gas supplies from a variety of sources, other than the local utility, that larger industrial customers already have. During a three-year phase-in period the State's gas utilities would be permitted to require customers converting from sales service to take associated pipeline capacity for which the utilities had originally contracted. The PSC has indicated that it will address the issue of how the costs of such capacity would be recovered after the three-year period during the third year of the phase-in period. The PSC Staff has recently issued a position paper on The Future of the Natural Gas Industry in which the Staff proposes that local distribution companies (such as the Company) exit the merchant function in five years. Treatment of existing pipeline capacity contracts and Provider of Last Resort responsibilities are substantial issues to be worked out between the PSC, the local gas distribution companies and other stakeholders. See Note 10 of the Notes to Financial Statements for further information about the PSC gas restructuring proceedings and the PSC Staff position paper.

     Gas customers have had a choice of suppliers since November 1, 1996. Under separate transportation tariffs, the Company distributes the gas and charges for the distribution as well as associated services. The Company believes its position in the market is such that it will maintain its distribution system margins. Under a phase-in limitation, loss of gas commodity sales may be limited to five percent of the Company's annual gas volume the first year, and then five additional percent for each of the following two years. The phase-in will be reviewed as experience is gained with the program. The Company anticipates that the use of transportation gas service will increase. Through December 31, 1997, 150 customers were being served under this service.

     In July 1997, the Company commenced negotiations with the PSC Staff and other parties with the objective of developing a multi-year settlement of issues pertaining to the Company's gas business that would take effect upon expiration of the current 1995 Gas Settlement (see Rates and Regulatory Matters) on June 30, 1998. A further objective of these negotiations is to maximize the efficiencies of the entire business by structuring a settlement that will be as consistent as possible with the provisions of the Settlement in the Competitive Opportunities Proceeding, as discussed earlier. Negotiations are at an early stage; accordingly, the Company can make no prediction as to their outcome.


     COMPETITION AND THE COMPANY'S PROSPECTIVE FINANCIAL POSITION. With PSC approval, the Company has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71. These deferred costs are shown as Regulatory Assets on the Company's Balance Sheet and a discussion and summarization of such Regulatory Assets is presented in Note 10 of the Notes to Financial Statements.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Estimates of such strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on the Company for full service, leaving the Company with surplus pipeline and storage capacity, as well as natural gas supplies, under contract. A discussion of strandable assets is presented in Note 10 of the Notes to Financial Statements.

     At December 31, 1997 the Company believes that its regulatory and strandable assets, if any, are not impaired and are probable of recovery. The Settlement in the Competitive Opportunities Proceeding does not impair the opportunity of the Company to recover its investment in these assets. However, the PSC has published a Staff paper to address issues surrounding nuclear generation, including the determination of fair market value for facilities after a five year restructuring transition period. It appears that the PSC may seek to apply similar principles to other types of generating facilities. A determination in this proceeding could have an impact on strandable assets.

RATES AND REGULATORY MATTERS


     1996 ELECTRIC RATE SETTLEMENT. The PSC approved a Settlement Agreement (1996 Rate Settlement) among the Company, PSC Staff and several other parties which set rates for a three-year period commencing July 1, 1996. The Competitive Opportunities Settlement (Settlement) supersedes the 1996 Rate Settlement. A rate reduction for the first rate year under the Settlement of 0.5 percent ($3.5 million) commencing July 1, 1997 is equal to the previously approved planned reduction under the 1996 Rate Settlement. After approval of the Settlement becomes final and non-appealable, the Company will terminate its petition seeking judicial review of the 1996 Rate Settlement.


     1995 GAS SETTLEMENT. In October of 1995, a settlement of various gas rate and management issues was finalized (the 1995 Gas Settlement). This settlement affects the rate treatment of various gas costs through October 31, 1998.

     Highlights of the 1995 Gas Settlement are:

- The Company will forego, for three years ending in mid-1998, gas rate increases exclusive of the cost of natural gas and certain cost increases imposed by interstate pipelines.

- The Company has agreed not to charge customers for pipeline capacity costs in 1996, 1997 and 1998 of $22.5 million, $24.5 million, and $27.2 million, respectively. The Company may sell its excess transportation capacity in the market under FERC rules.

- The Company agreed to write off excess gas pipeline capacity and other costs incurred through 1995.

     The economic effect of the 1995 Gas Settlement on the Company's 1995 results of operations was to reduce earnings by $.75 per share.

      The Company has entered into several agreements to help manage its pipeline capacity costs and has successfully met settlement targets for capacity remarketing for the twelve months' periods ending October 31, 1997 and October 31, 1996, thereby avoiding negative financial impacts for those periods. The Company believes that it will also be successful in meeting the Settlement targets in the remaining year of the Settlement period, although no assurance may be given.


     FLEXIBLE PRICING TARIFF. Under its flexible pricing tariff for major industrial and commercial electric customers, the Company may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. Pursuant to the terms of the Settlement under the Competitive Opportunities Proceeding, the Company will absorb, as it has done since the inception of these rates, the difference between the discounted rates paid under these individual contracts and the rates that would otherwise apply. Approximately 27 percent of all electric sales
(KWHs) to customers are made under long-term contracts, primarily to large industrial customers. These contracts represent approximately 42 percent of the Company's revenues from its commercial and industrial customers. The Company has not experienced any significant customer loss due to competitive alternative arrangements. Certain provisions of a flexible rate contract with the University of Rochester have been challenged by the Antitrust Division of the United States Department of Justice as discussed in Note 10 to the Financial Statements under the heading Litigation.


LIQUIDITY AND CAPITAL RESOURCES

          Cash flow, mainly from operations, provided the funds for construction expenditures, debt reductions, redemption of Preferred Stock and the payment of dividends during 1997 (see Consolidated Statement of Cash Flows).

          CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production and the repayment of existing debt. In 1996 the Company completed replacement of the two steam generators at the Ginna Nuclear Plant which resulted in improved plant efficiency. The Company spent approximately $46 million on this project in 1996 and $29 million in 1995. The Company has no plans to install additional baseload generation.

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

          Year 2000 Computer Issues. As the year 2000 approaches many companies face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning with the year 2000. At this time, the Company believes that the problem is being addressed properly to prevent any adverse operational or financial impacts. The Company believes it will incur approximately $15 million of costs through January 1, 2000, associated with making the necessary modifications identified to date. Total costs incurred in 1997 were approximately $1.4 million.


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


          REDEMPTION OF SECURITIES. In addition to first mortgage bond maturities and mandatory sinking fund obligations over the past three years, discretionary redemption of securities totaled $1 million in 1995, $49 million in 1996, and approximately $152 million in 1997. Included in discretionary redemptions for 1997 were nearly $102 million of tax-exempt securities which were refinanced with new multi-mode tax-exempt bonds as discussed under Financing.

          CAPITAL REQUIREMENTS - SUMMARY. Capital requirements for the three-year period 1995 to 1997 and the current estimate of capital requirements through 2000 are summarized in the Capital Requirements table.

          The Company's capital expenditures program is under continuous review and could be revised for any number of issues. The Company also may consider, as conditions warrant, the redemption or refinancing of certain outstanding long-term securities.


Capital Requirements
-------------------------------------------------------------------------------
                                            Actual              Projected

                                      1995  1996  1997      1998  1999  2000
Type of Facilities                           (Millions of Dollars)
-------------------------------------------------------------------------------
Electric Property
   Production                         $ 48  $ 57  $  9      $ 19  $ 17  $ 13
   Energy Delivery                      25    23    28        43    32    28
                                      ----  ----  ----      ----  ----  ----
    Subtotal                            73    80    37        62    49    41
  Nuclear Fuel                          17    16    19        15    16    27
                                      ----  ----  ----      ----  ----  ----
    Total Electric                      90    96    56        77    65    68
Gas Property                            14    17    22        23    17    18
Common Property                          4     6     9        24    18     6
                                      ----  ----  ----      ----  ----  ----
    Total                              108   119    87       124   100    92

Carrying Costs
   Allowance for Funds Used During
    Construction                         3     2     1         1     1     1
                                      ----  ----  ----      ----  ----  ----
 Total Construction Requirements       111   121    88       125   101    93
Securities Redemptions, Maturities
   and Sinking Fund Obligations*         1    67   182        40    10    30
                                      ----  ----  ----      ----  ----  ----
    Total Capital Requirements        $112  $188  $270      $165  $111  $123
                                      ----  ----  ----      ----  ----  ----

* Excludes prospective refinancings.


          FINANCING. Capital requirements in 1997, including the discretionary redemption of $49.7 million of securities, were satisfied primarily with internally generated funds. In addition, the Company at its option refinanced $101.9 million of outstanding tax-exempt securities with the proceeds from the sale on August 19, 1997 of $101.9 million of New York State Energy Research and Development Authority (NYSERDA) multi-mode tax-exempt bonds due August 1, 2032. Interest rates on these bonds may be set weekly or may be set for varying periods based on market conditions at the time. The weighted average interest rate on these bonds was 3.65 percent for 1997.

          On September 16, 1997, the Company completed arrangements for the delivery in September 1998 of $25.5 million of 5.95% NYSERDA tax-exempt bonds due September 1, 2033. Proceeds will be used to redeem an issue of tax-exempt first mortgage bonds which is not redeemable until December 1998.

          Under the Company's Performance Stock Option Plan, options for 403,605 shares of Common Stock became exercisable due to Common Stock market price performance during 1997. During 1997, Common Stock shares outstanding increased by 10,883 shares as a result of those options which were actually exercised during the year. These were the only shares of Common Stock issued by the Company during 1997.

          The Company foresees modest near-term financing requirements. With an increasingly competitive environment, the Company believes maintaining a high degree of financial flexibility is critical. In this regard, the Company's long-term objective is to control capital expenditures. Moreover, in 1998 the Company may begin funding a stock repurchase program and investments in unregulated businesses as discussed under Competition.

          Capital and other cash requirements during 1998 are anticipated to be satisfied primarily from a combination of internally generated funds and the use of short-term credit arrangements. The Company may refinance maturing long-term debt and Preferred Stock obligations during 1998 depending on prevailing financial market conditions.

          The Company anticipates utilizing its credit agreements and unsecured lines of credit to meet any interim external financing needs prior to issuing any long-term securities. For information with respect to short-term borrowing arrangements and limitations, see Note 9 of the Notes to Financial Statements. As financial market conditions warrant, the Company may also, from time to time, redeem higher cost senior securities.


RESULTS OF OPERATIONS

          The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing 1997 to 1996 and 1996 to 1995. The Notes to Financial Statements contain additional information.


          OPERATING REVENUES AND SALES. Operating revenues in 1997 were lower than 1996 with the effect of electric base rate decreases in July 1996 and 1997 and lower therm sales of gas due to milder weather than last year partially offset by higher customer electric kilowatt-hour sales resulting from increased customers and higher electric sales to other utilities. Despite lower operating revenues, operating revenues less fuel expenses were nearly unchanged reflecting primarily a decline in purchased electricity expense as a result of increased availability of the Company's generating facilities.

          The effect of weather variations on operating revenues is most measurable in the Gas Department, where revenues from spaceheating customers comprise about 90 to 95 percent of total gas operating revenues. Compared to a year earlier, weather in the Company's service area was 9.0 percent warmer during the first three months of 1997 and 1.1 percent warmer for the entire year on a calendar month heating degree day basis. In contrast, weather during 1996 was 7.1 percent colder than 1995 on a calendar month heating degree day basis. With elimination of a weather normalization clause in the Company's gas tariff effective November 1, 1995, abnormal weather variations may have a more pronounced effect on gas revenues. Cooler than normal summer weather during 1997 and 1996 hampered the demand for air conditioning usage, with a more pronounced effect in 1997 with the 1997 weather being approximately 27 percent cooler than 1996.

          Compared with a year earlier, kilowatt-hour sales of energy to retail customers were up 1.2 percent in 1997, following a 0.3 percent increase in 1996. Sales to commercial customers achieved the largest gain in 1997. Sales to industrial customers led the increase in 1996 compared to a year earlier and were driven by one large industrial customer who purchased more electric power as an alternative to power produced at its own plant. Decreased electric demand for air conditioning usage caused by cooler summer weather had an impact on kilowatt-hour sales in 1996 and 1997.

          Fluctuations in revenues from electric sales to other utilities are generally related to the Company's customer energy requirements, the wholesale energy market, availability of transmission, and the availability of electric generation from Company facilities. Revenues from electric sales to other utilities rose in 1997 due to increased sales resulting from greater availability of our combined nuclear and fossil generation, a favorable wholesale market in the second half of the year, and increased marketing of available capacity. In contrast to 1997, revenues from sales to other electric utilities declined in 1996 reflecting decreased kilowatt-hour sales to such utilities and less generation from the Company's Ginna Nuclear Plant.

          The transportation of gas for large-volume customers who are able to purchase natural gas from sources other than the Company is an important component of the Company's marketing mix. Company facilities are used to distribute this gas, which amounted to 16.6 million dekatherms in 1997 and 16.8 million dekatherms in 1996. These purchases by eligible customers have caused decreases in Company revenues, with offsetting decreases in purchased gas expenses and, in general, do not adversely affect earnings because transportation customers are billed at rates which, except for the cost of buying and transporting gas to the Company's city gate, approximate the rates charged the Company's retail gas service customers. Gas supplies transported in this manner are not included in Company therm sales, depressing reported gas sales to non-residential customers.

          Therms of gas sold and transported were down 4.1 percent in 1997, after increasing nearly eight percent in 1996. These changes reflect, primarily, the effect of weather variations on therm sales to customers with spaceheating. If adjusted for normal weather conditions, residential gas sales would have decreased about 1.5 percent in 1997 over 1996, while non-residential sales, including gas transported, would have increased approximately two percent in 1997. The average use per residential gas customer, when adjusted for normal weather conditions, showed a modest decrease in 1996 and 1997.


          FOSSIL UNIT RATINGS AND STATUS. Several of the Company's fossil-fueled generating units have been temporarily derated since February 1997 to maintain acceptable opacity levels while the Company investigates additional engineering solutions to address the opacity of the Units' emissions ( see Note 10 of the Notes to Financial Statements under the heading "Environmental Matters, Opacity Issue"). The financial impact of the deratings includes the lost opportunity associated with energy sales and, at times, the need to make additional purchases to meet system requirements. While the deratings have decreased earnings, and will continue to do so, the amount is not expected to be material.

          The NYPP is in the process of evaluating new rules for its system load regulation. Opacity limitations are expected to reduce the ability of the Company to react to changes in load and provide system load regulation services when called upon by the NYPP, resulting in additional costs. Depending on the new NYPP requirements, and whether the deratings remain in effect, the revised rules could result in the Company having to purchase additional regulation services which may cost between $500,000 and $2,500,000 annually. The Company intends to make a $2.7 million capital upgrade to the precipitator of one of its fossil-fueled generating units which is expected to remove a substantial portion of the opacity exceedance which led to the derating.

          On January 21, 1998 the Company decided to retire Beebee Station by mid-1999. Factors such as the plant's age, location in an area no longer consistent with the surrounding development, lack of a rail/coal delivery system and more stringent clean air regulations made the plant uneconomical in the developing competitive generation business. The retirement of Beebee Station is not expected to have a material effect on the Company's financial position or results of operations. The plant will be fully depreciated at the time of retirement. The Settlement provides that all prudently incurred incremental costs associated with the shut down and decommissioning of the plant are recoverable through the Company's distribution access tariff. The electric capability and energy currently provided by the plant is expected to be replaced by purchased power as needed.

          On December 1, 1997 Niagara announced a plan to sell its fossil-fueled and hydroelectric generating stations by auction in 1998. This plan was agreed to as part of Niagara's Power Choice Settlement currently under review by the PSC. The Company intends to include its 24 percent share of the Oswego Steam Station Unit 6 (Oswego 6) for sale as part of Niagara's auction. Any gains or losses realized by the Company from the sale of its share of Oswego 6 would be treated in accordance with the terms of the Settlement under the Competitive Opportunities Proceeding.


OPERATING EXPENSES

          Energy Costs - Electric. Higher fuel expense for electric generation in 1997 compared with a year earlier reflects increased generation from both fossil and nuclear-fueled plants. Total Company electric generation was up approximately 21 percent in 1997 over 1996. For the 1996 comparison period, lower electric fuel costs resulted from less electric generation. The fuel cost adjustment clause has been eliminated effective July 1, 1996. Company shareholders will assume the full benefits and detriments realized from actual electric fuel costs and generation mix compared with PSC-approved forecast amounts.

          The Company normally purchases electric power to supplement its own generation when needed to meet load or reserve requirements, and when such power is available at a cost lower than the Company's production cost. Increased availability and efficiencies following the 1996 installation of new steam generators at the Ginna nuclear plant resulted in lower kilowatt-hour purchases of electricity in 1997 which led to a decline in purchased electric power expense. Despite an increase in kilowatt-hours purchased in 1996, electric purchased power expense was also down in 1996 reflecting, in part, lower purchases from the higher-cost Kamine facility as discussed below.

          Under a contract with Kamine, the Company has been required to purchase unneeded energy at uneconomical rates (see Note 10 of the Notes to
                                                         --
Financial Statements). The Company purchased 337 thousand megawatt-hours of energy from Kamine at a total price of $16.6 million in 1995. The Kamine facility has been out of service since the middle of February 1996 which helped to lower the unit cost for purchased electricity in 1996 compared to 1995.

          Energy Management and Costs - Gas. The Company acquires gas supply and transportation capacity based on its requirements to meet peak loads which occur in the winter months. The Company is committed to transportation capacity on the Empire State Pipeline (Empire) and the CNG Transmission Corporation (CNG) pipeline systems, as well as to upstream pipeline transportation and storage services. The combined CNG and Empire transportation capacity is adequate to meet the Company's current requirements.

          For the 1997 comparison period, gas purchased for resale expense declined driven by a reduced volume of purchased gas resulting from a warmer heating season. Higher commodity costs and increased volumes of purchased gas caused an increase in gas purchased for resale expense in 1996 compared to 1995.

          Operations Excluding Fuel Expenses. For the 1997 comparison period, the increase in operations excluding fuel expenses reflects mainly higher outside services expenses, recognition of obsolete and unproductive materials inventory, storm costs, and regulatory compliance costs partially offset by lower payroll costs and decreased expense associated with uncollectible accounts. For the 1996 comparison period, the increase in operations excluding fuel expenses reflects mainly higher payroll costs and an increase in amortization expense beginning July 1, 1996 for customer information system enhancements. Higher payroll costs for this period reflects amortization of additional early retirement costs for programs concluded in October 1994 and greater employee redeployment/outplacement costs. An additional expense accrual for doubtful accounts increased operating expenses by $15.0 million in 1995.

          The Company is continuing to take aggressive steps to improve its collection efforts. Uncollectible expense in 1997 was $18 million, compared with $20 million in 1996. In 1995, uncollectible expense was $23 million.

          For both comparison periods, the increase in depreciation expense reflects primarily results from depreciation of the new Ginna nuclear plant steam generators (approximately $800,000 additional expense per month) and recovery of increased nuclear decommissioning expense of approximately $3.2 million per quarter beginning July 1, 1996.

          Taxes Charged To Operating Expenses. Local, state and other taxes decreased in 1997 reflecting mainly lower property taxes due to decreases in assessments and/or rates and lower revenue taxes due to decreases in revenues and the New York State revenue tax surcharge rate. The decrease in these taxes for 1996 reflects mainly lower property taxes due to decreases in assessments.

          The decrease in federal income tax in 1997 reflects mainly the reversal of a prior provision for the in-service date of Nine Mile Two as a result of an agreement reached with the Internal Revenue Service.

          OTHER STATEMENT OF INCOME ITEMS. For the 1996 comparison period, the variation in non-operating federal income tax reflects mainly accounting adjustments related to regulatory disallowances.

          Recorded under the caption Other Income and Deductions is the recognition of regulatory disallowances in connection with the 1995 Gas Settlement (see Rates and Regulatory Matters).

          Other (Income) and Deductions, Other--net decreased in 1997 due mainly to recognition of expense associated with management performance awards and the Company's Performance Stock Option Plan. For the 1996 comparison period, Other (Income) and Deductions, Other -- net increased mainly due to the elimination in 1996 of two accrued expenses in 1995 related to depreciation expense for the Empire State Pipeline and amortization of certain employee early retirement costs.

          Both mandatory redemptions and the optional redemptions of certain higher-cost long-term debt have helped to reduce long-term debt interest expense over the three-year period 1995-1997. Compared to the prior year, the average short-term debt outstanding was up slightly in 1997 following a decrease in 1996.

          Preferred Stock dividends decreased in 1997 due to the Company's discretionary redemption in April of its 7.50% Preferred Stock, Series N and the mandatory sinking fund redemption of its 7.45% Preferred Stock, Series S in September.


          DIVIDEND POLICY. The level of future cash dividend payments on Common Stock will be dependent upon the Company's future earnings, its financial requirements, and other factors. The Company's Certificate of Incorporation provides for the payment of dividends on Common Stock out of the surplus net profits (retained earnings) of the Company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


A.   FINANCIAL STATEMENTS

     Report of Independent Accountants

     Consolidated Statement of Income for each of the three years ended December 31, 1997.

     Consolidated Statement of Retained Earnings for each of the three years ended December 31, 1997.

     Consolidated Balance sheet at December 31, 1997 and 1996.

     Consolidated Statement of Cash Flows for each of the three years ended December 31, 1997.

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


B.   SUPPLEMENTARY DATA

     Interim Financial Data.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
Rochester Gas and Electric Corporation


     In our opinion, the consolidated financial statements listed under Item 8A in the index appearing on the preceding page present fairly, in all material respects, the financial position of Rochester Gas and Electric Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP
    PRICE WATERHOUSE LLP


Rochester, New York
January 23, 1998

CONSOLIDATED STATEMENT OF INCOME


(Thousands of Dollars)            Year Ended December 31    1997        1996        1995
--------------------------------------------------------- ---------  ----------  ----------
Operating Revenues
  Electric                                                $679,473    $690,883    $696,582
  Gas                                                      336,309     346,279     293,863
                                                         ----------  ----------  ----------
                                                         1,015,782   1,037,162     990,445
  Electric sales to other utilities                         20,856      16,885      25,883
                                                         ----------  ----------  ----------

      Total Operating Revenues                           1,036,638   1,054,047   1,016,328
                                                         ----------  ----------  ----------

Operating Expenses
  Fuel Expenses
    Fuel for electric generation                            47,665      40,938      44,190
    Purchased electricity                                   28,347      46,484      54,167
    Gas purchased for resale                               196,579     202,297     167,762
                                                         ----------  ----------  ----------

      Total Fuel Expenses                                  272,591     289,719     266,119
                                                         ----------  ----------  ----------

Operating Revenues Less Fuel Expenses                      764,047     764,328     750,209

  Other Operating Expenses
    Operations excluding fuel expenses                     268,474     266,094     259,207
    Maintenance                                             46,635      47,063      49,226
    Depreciation and amortization                          116,522     105,614      91,593
    Taxes - local, state and other                         121,796     126,868     133,895
    Federal income tax                                      65,279      69,501      66,215
                                                         ----------  ----------  ----------

      Total Other Operating Expenses                       618,706     615,140     600,136
                                                         ----------  ----------  ----------

Operating Income                                           145,341     149,188     150,073

Other (Income) and Deductions
  Allowance for other funds used during construction          (351)       (684)       (585)
  Federal income tax                                        (3,704)     (3,450)    (16,948)
  Regulatory disallowances                                       -           -      26,866
  Other, net                                                 3,308        (712)      9,631

                                                         ----------  ----------  ----------
      Total Other (Income) and Deductions                     (747)     (4,846)     18,964

Interest Charges
  Long term debt                                            44,615      48,618      53,026
  Other, net                                                 6,676       9,328       9,056
  Allowance for borrowed funds used during construction       (563)     (1,423)     (2,901)

                                                         ----------  ----------  ----------
      Total Interest Charges                                50,728      56,523      59,181
                                                         ----------  ----------  ----------

Net Income                                                  95,360      97,511      71,928
                                                         ----------  ----------  ----------

Dividends on Preferred Stock                                 5,805       7,465       7,465
                                                         ----------  ----------  ----------

Earnings Applicable to Common Stock                        $89,555     $90,046     $64,463
                                                         ----------  ----------  ----------


Earnings per Common Share - Basic                            $2.30       $2.32       $1.69

Earnings per Common Share - Diluted                          $2.30       $2.32       $1.69
                                                         ==========  ==========  ==========

CONSOLIDATED STATEMENT OF RETAINED EARNINGS


(Thousands of Dollars)            Year Ended December 31    1997        1996        1995
--------------------------------------------------------- ---------  ----------  ----------
Balance at Beginning of Period                             $90,540     $70,330     $74,566
Add
   Net Income                                               95,360      97,511      71,928
   Adjustment Associated with Stock Redemption                (846)          -           -
                                                         ----------  ----------  ----------
       Total                                               185,054     167,841     146,494
                                                         ----------  ----------  ----------

Deduct
   Dividends declared on capital stock
     Cumulative preferred stock - at required rates          5,805       7,465       7,465
     Common Stock                                           69,936      69,836      68,699
                                                         ----------  ----------  ----------
       Total                                                75,741      77,301      76,164
                                                         ----------  ----------  ----------

Balance at End of Period                                  $109,313     $90,540     $70,330
                                                         ==========  ==========  ==========


Cash Dividends Declared per Common Share                     $1.80       $1.80       $1.80
                                                         ==========  ==========  ==========

The accompanying notes are an integral part of the financial statements.


CONSOLIDATED BALANCE SHEET

(Thousands of Dollars)                                          At December 31     1997            1996
Assets
Utility Plant
Electric                                                                       $2,439,108       $2,413,881
Gas                                                                               416,989          391,231
Common                                                                            134,938          129,946
Nuclear fuel                                                                      243,042          224,701
                                                                              ------------     ------------
                                                                                3,234,077        3,159,759
Less: Accumulated depreciation                                                  1,510,074        1,381,908
          Nuclear fuel amortization                                               204,294          187,170
                                                                              ------------     ------------
                                                                                1,519,709        1,590,681
Construction work in progress                                                      74,018           69,711
                                                                              ------------     ------------
      Net Utility Plant                                                         1,593,727        1,660,392
                                                                              ------------     ------------

Current Assets
Cash and cash equivalents                                                          25,405           21,301
Accounts receivable, net of allowance for doubtful accounts:
  1997 - $ 26,926; 1996 - $ 17,502                                                104,781          112,908
Unbilled revenue receivable                                                        48,438           53,261
Materials, supplies and fuels                                                      39,929           39,888
Prepayments                                                                        23,818           23,103
                                                                              ------------     ------------
      Total Current Assets                                                        242,371          250,461
                                                                              ------------     ------------

Deferred Debits
Nuclear generating plant decommissioning fund                                  $  132,540       $   91,195
Nine Mile Two deferred costs                                                       30,309           31,360
Unamortized debt expense                                                           16,943           14,820
Other deferred debits                                                              20,411           28,759
Regulatory assets                                                                 231,988          284,489
                                                                              ------------     ------------
      Total Deferred Debits                                                       432,191          450,623
                                                                              ------------     ------------
      Total Assets                                                             $2,268,289       $2,361,476
                                                                              ============     ============

Capitalization and Liabilities
Capitalization
Long term debt - mortgage bonds                                                   485,434          555,054
               - promissory notes                                                 101,900           91,900
Preferred stock redeemable at option of Company                                    47,000           67,000
Preferred stock subject to mandatory redemption                                    35,000           45,000
Common shareholders' equity:
  Common stock                                                                    699,031          696,019
  Retained earnings                                                               109,313           90,540
                                                                              ------------     ------------
      Total Common Shareholders' Equity                                           808,344          786,559
                                                                              ------------     ------------
      Total Capitalization                                                      1,477,678        1,545,513
                                                                              ------------     ------------

Long Term Liabilities (Department of Energy)
  Nuclear waste disposal                                                           83,261           79,057
  Uranium enrichment decommissioning                                               13,465           14,695
                                                                              ------------     ------------
      Total Long Term Liabilities                                                  96,726           93,752
                                                                              ------------     ------------

Current Liabilities
Long term debt due within one year                                                 30,000           20,000
Preferred stock redeemable within one year                                         10,000           10,000
Short term debt                                                                    20,000           14,000
Accounts payable                                                                   53,195           49,462
Dividends payable                                                                  18,791           19,349
Taxes accrued                                                                       5,041            4,694
Interest accrued                                                                    8,593           10,317
Other                                                                              43,697           30,395
                                                                              ------------     ------------
      Total Current Liabilities                                                   189,317          158,217
                                                                              ------------     ------------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                 344,969          370,028
Pension costs accrued                                                              67,361           69,806
Other                                                                              92,238          124,160
                                                                              ------------     ------------
      Total Deferred Credits and Other Liabilities                                504,568          563,994
                                                                              ------------     ------------

Commitments and Other Matters                                                           -                -
                                                                              ------------     ------------
      Total Capitalization and Liabilities                                     $2,268,289       $2,361,476
                                                                              ============     ============
The accompanying notes are an integral part of the financial statements.


ROCHESTER GAS AND ELECTRIC CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS


(Thousands of Dollars)                  Year Ended December 31          1997          1996          1995
CASH FLOW FROM OPERATIONS
Net income                                                         $   95,360    $    97,511    $    71,928
Adjustments to reconcile net income to net cash provided
  from operating activities:
Depreciation and amortization                                         133,942        121,824        109,575
Deferred fuel                                                             489         (6,501)         3,432
Deferred income taxes                                                 (10,064)         6,391         (8,047)
Allowance for funds used during construction                             (914)        (2,107)        (3,486)
Unbilled revenue, net                                                   4,823         10,908         (9,899)
Stock option plan                                                       2,399             -              -
Nuclear generating plant decommissioning fund                         (20,331)       (11,732)        (8,837)
Pension costs accrued                                                  (3,398)        (2,494)         6,280
Post employment benefit internal reserve                                6,189          6,626          4,636
Regulatory disallowance                                                    -              -          26,866
Provision for doubtful accounts                                         5,078          4,987         14,893
Changes in certain current assets and liabilities:
  Accounts receivable                                                   3,049          3,228        (25,599)
  Materials, supplies and fuels                                           (41)        (1,238)         6,837
  Taxes accrued                                                           347        (13,944)        15,167
  Accounts payable                                                      3,733         (3,116)         9,644
  Other current assets and liabilities, net                             7,344         (5,186)         9,639
Other, net                                                              6,847         (3,931)        28,762
                                                                   -----------   ------------   ------------
       Total Operating                                                234,852        201,226        251,791
                                                                   ===========   ===========    ===========

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                        (84,068)      (114,274)      (109,547)
Other, net                                                                 (1)         9,204         11,124
                                                                   -----------   ------------   ------------
       Total Investing                                                (84,069)      (105,070)       (98,423)
                                                                   ===========   ===========    ===========

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
  Sale/Issuance of common stock                                           272          8,612         17,074
  Issuance of long term debt                                          101,900              -              -
  Short term borrowings, net                                            6,000         14,000        (51,600)
Retirement of long term debt                                         (151,568)       (67,332)        (1,000)
Retirement of preferred stock                                         (30,000)             -              -
Dividends paid on preferred stock                                      (6,366)        (7,465)        (7,465)
Dividends paid on common stock                                        (69,933)       (69,657)       (68,347)
Other, net                                                              3,016          2,866           (719)
                                                                   -----------   ------------   ------------
       Total Financing                                               (146,679)      (118,976)      (112,057)
                                                                   -----------   ------------   ------------
       Increase (Decrease) in cash and cash equivalents            $    4,104    $   (22,820)   $    41,311
       Cash and cash equivalents at beginning of year              $   21,301    $    44,121    $     2,810
                                                                   -----------   ------------   ------------
       Cash and cash equivalents at end of year                    $   25,405    $    21,301    $    44,121
                                                                   ===========   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


(Thousands of Dollars)                  Year Ended December 31          1997          1996          1995
Cash Paid During the Year
Interest paid (net of capitalized amount)                          $   50,681    $    55,545    $    56,592
Income taxes paid                                                  $   70,500    $    76,890    $    43,500
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

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Roxdel (now "Energetix") and Energyline. All intercompany balances and transactions have been eliminated.

Energyline was formed as a gas pipeline corporation to fund the Company's investment in the Empire State Pipeline project. In late 1996, Energyline sold its investment in the Empire State Pipeline.

     The Roxdel (now "Energetix") activity is insignificant to the Company's financial position and results of operation.

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

     In prior years, retail customers who used gas for spaceheating were subject to a weather normalization adjustment to reflect the impact of variations from normal weather on a billing month basis for the months of October through May, inclusive. On January 25, 1995, the Company suspended the weather normalization adjustment in an effort to mitigate high billings due to the warm weather, and the suspension became permanent. This decreased 1995 pre-tax earnings from gas operations by $5.8 million.

     The Company continues to use gas cost deferral accounting. A reconciliation of recoverable gas costs with gas revenues is done annually as of August 31, and the excess or deficiency is refunded to or recovered from the customers during a subsequent period.

     UTILITY PLANT, DEPRECIATION AND AMORTIZATION. The cost of additions to utility plant and replacement of retirement units of property is capitalized. Cost includes labor, material, and similar items, as well as indirect charges such as engineering and supervision, and is recorded at original cost. The Company capitalizes an Allowance for Funds Used During Construction (AFUDC) approximately equivalent to the cost of capital devoted to plant under construction that is not included in its rate base. AFUDC is segregated into two components and classified in the Consolidated Statement of Income as Allowance for Borrowed Funds Used During Construction, an offset to Interest Charges, and

Allowance for Other Funds Used During Construction, a part of Other Income. The rate approved by the PSC for purposes of computing AFUDC was 5.0% during the three-year period ended December 31, 1997. Replacement of minor items of property is included in maintenance expenses. Costs of depreciable units of plant retired are eliminated from utility plant accounts, and such costs, plus removal expenses, less salvage, are charged to the accumulated depreciation reserve.

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

     RESEARCH AND DEVELOPMENT COST. Research and Development costs were charged to expense as incurred. Expenditures for the years 1997, 1996, and 1995 were $4.5 million, $4.9 million and $5.2 million respectively.

     ENVIRONMENTAL REMEDIATION COSTS. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.

     Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

     MATERIALS SUPPLIES AND FUELS. Materials and supplies inventories are valued at the lower of cost or market using the first-in, first-out method. Fuel inventories are valued at average cost. The Company periodically enters into agreements to minimize price risks for natural gas in storage. Gains or losses resulting from these agreements are deferred until the corresponding gas is withdrawn from storage and delivered to customers.

     STOCK-BASED COMPENSATION. Financial Accounting Standards Board Statement No. 123 (SFAS-123), Accounting for Stock-Based Compensation, was adopted by the Company in the first quarter of 1996. It recommends the use of a fair value based method of accounting for compensation costs associated with stock-based compensation. The Company currently has Stock Appreciation Rights plans covering certain employees and directors. For these plans, the Company's accounting policy has been to use a fair value method of computing periodic compensation expense. SFAS-123 was applied to the valuation of the 1996 Performance Stock Option Plan (PSOP), which became effective on January 22, 1997. The aggregate amount charged to expense as a result of these plans approximates $1.0 million annually in 1996 and 1995, and approximates $8.2 million in 1997. Additional information on the PSOP is included in Note 8.

     RECLASSIFICATIONS. Certain amounts in the prior years' financial statements were reclassified to conform with current year presentation.

     EARNINGS PER SHARE. SFAS-128, Earnings Per Share, was adopted by the Company in the fourth quarter of 1997. This statement replaces the presentation of primary Earnings Per Share with Basic Earnings Per Share, and also requires presentation of Diluted Earnings Per Share. Basic Earnings Per Share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.


The following table illustrates the calculation of both Basic and Diluted EPS for the year ended December 31, 1997:

                                Income          Shares         Per-Share
                              (Numerator)     (Denominator)      Amount
Basic EPS:
----------

Net Income                      $95,360
Less:

Preferred Stock Dividends        (5,805)

Income available to
    Common Shareholders          89,555         38,853           $2.30
                                                                 -----

Diluted EPS:
------------

Effect of Dilutive Securities
    Stock Option Plan                               56
                                                ------

Income available to
    Common Shareholders plus
    assumed conversions         $89,555         38,909           $2.30
                                                                 =====

As there were no dilutive shares in prior years, basic and dilutive earnings per share were the same for 1996 and 1995.

Note 2.  FEDERAL INCOME TAXES


     The provision for federal income taxes is distributed between operating expense and other income based upon the treatment of the various components of the provision in the rate-making process. The following is a summary of income tax expense for the three most recent years.


                                                (Thousands of Dollars)

                                               1997      1996       1995
Charged (Credited) to operating expense:
 Current                                     $69,812    $65,757   $ 65,368
 Deferred                                     (4,533)     3,744        847
                                             -------    -------   --------
  Total                                       65,279     69,501     66,215

Charged (Credited) to other income:
 Current                                       1,828     (6,097)    (9,996)
 Deferred                                     (3,100)     5,079     (4,520)
 Deferred investment tax credit               (2,432)    (2,432)    (2,432)
                                             -------    -------   --------
  Total                                       (3,704)    (3,450)   (16,948)

Total federal income tax expense             $61,575    $66,051   $ 49,267


The following is a reconciliation of the difference between the amount of federal income tax expense reported in the Consolidated Statement of Income and the amount computed at the statutory tax rate of 35%.


                                                    (Thousands of Dollars)

                                                   1997      1996       1995
Net Income                                      $ 95,360   $ 97,511   $ 71,928
Add:  federal income tax expense                  61,575     66,051     49,267
                                                --------   --------   --------

Income before federal income tax                $156,935   $163,562   $121,195

Computed tax expense at statutory tax rate      $ 54,927   $ 57,247   $ 42,418
Increases (decreases) in tax resulting from:
 Difference between tax depreciation
 and amount deferred                              10,772     10,796      7,197
 Deferred investment tax credit                   (2,432)    (2,432)    (2,432)
 Miscellaneous items, net                         (1,692)       440      2,084

Total federal income tax expense                $ 61,575   $ 66,051   $ 49,267



     A summary of the components of the net deferred tax liability is as follows:


                                              (Thousands of Dollars)
                                              1997      1996       1995

Nuclear decommissioning                   $(20,807)  $(17,880)  $(14,797)
Accelerated depreciation                   216,704    213,907    197,952
Deferred investment tax credit              27,981     29,562     31,143
Depreciation previously flowed through     157,538    169,562    183,077
Pension                                    (23,166)   (24,570)   (24,241)
Other                                      (13,281)      (553)     4,518
                                          --------   --------   --------

Total                                     $344,969   $370,028   $377,652

          SFAS-109 "Accounting for Income Taxes" requires that a deferred tax liability must be recognized on the balance sheet for tax differences previously flowed through to customers. Substantially all of these flow-through adjustments relate to property, plant and equipment and related investment tax credits and will be amortized consistent with the depreciation of these accounts. The net amount of the additional liability at December 31, 1997 and 1996 was $160 million and $175 million, respectively. In conjunction with the recognition of this liability, a corresponding regulatory asset was also recognized.

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

         The plan's funded status and amounts recognized on the Company's balance sheet are as follows:

                                                   (Millions)

                                                 1997        1996
                                               --------    -------
Accumulated benefit obligation, including
 vested benefits of $384.7 in 1997 and
 $374.6 in 1996                                $ (404.0)*  $(392.6)*
                                               ========    =======

Projected benefit obligation for service
 rendered to date                              $ (499.3)*  $(480.2)*

Less: Plan assets at fair value, primarily
 listed stocks and bonds                          638.4      567.1
                                               --------    -------

Plan assets in excess of projected benefits       139.1       86.9

Unrecognized net loss (gain) from past
 experience different from that assumed
 and effects of changes in assumptions           (219.0)    (170.7)

Prior service cost not yet recognized in
 net periodic pension cost                         10.7       11.6

Unrecognized net obligation at December 31          1.8        2.4
                                               --------    -------

 Pension costs accrued                         $  (67.4)   $ (69.8)
                                               ========    =======

* Actuarial present value.


Net pension cost included the following components:

                                                            (Millions)

                                                      1997      1996     1995
                                                    --------  -------  -------
Service cost - benefits earned during the period    $   6.2   $  7.4   $   6.0
Interest cost on projected benefit obligation          33.0     33.4      35.4
Actual return on plan assets                         (104.3)   (80.8)   (101.1)
Net amortization and deferral                          63.1     39.0      56.1
                                                    -------   ------   -------
Net periodic pension (credit) cost                  $  (2.0)  $ (1.0)  $  (3.6)
                                                    =======   ======   =======

          The projected benefit obligation at December 31, 1997 and December 31, 1996 assumed discount rates of 6.75% and 7.25%, respectively, and a long-term rate of increase in future compensation levels of 5.00%. The assumed long-term rate of return on plan assets was 8.50%. The unrecognized net obligation is being amortized over 15 years beginning January 1986.

          In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees and health care coverage for surviving spouses of retirees. Substantially all of the Company's employees are eligible provided that they retire as employees of the Company. In

1997, the health care benefit consisted of a contribution of up to $200 per retiree per month towards the cost of a group health policy provided by the Company. The life insurance benefit consists of a Basic Group Life benefit, covering substantially all employees, providing a death benefit equal to one-half of the retiree's final pay. In addition, certain employees and retirees, employed by the Company at December 31, 1982, are entitled to a Special Group Life benefit providing a death benefit equal to the employee's December 31, 1982 pay.

          SFAS-106, "Accounting for Postretirement Benefits Other than Pensions", allows the Company to amortize the initial unrecognized, unfunded Accumulated Postretirement Benefit Obligation at January 1992 estimated at $56 million over twenty years. The Company intends to continue funding these benefits as the benefit becomes due.


          The plan's funded status reconciled with the Company's balance sheet is as follows:

                                                         (Millions)

                                                       1997        1996
                                                     --------    -------
Accumulated postretirement benefit obligation:
 Retired employees                                   $(73.9)      $(65.6)
 Active employees                                     (15.1)       (13.5)
                                                     ------       ------
                                                     $(89.0)      $(79.1)
Less - Plan assets at fair value                        0.0          0.0
                                                     ------       ------
Accumulated postretirement benefit
 obligation (in excess of) less than
 fair value of assets                                 (89.0)       (79.1)

Unrecognized net loss (gain) from past experience
 different from that assumed and effects
 of changes in assumptions                              8.4          3.7

Prior service cost not yet recognized in
 net periodic pension cost                              8.9          7.1
Unrecognized net obligation at December 31             39.5         42.3
                                                     ------       ------

Accrued postretirement benefit cost                  $(32.2)      $(26.0)
                                                     ======       ======

     Net periodic postretirement benefit cost included the following components:


                                                         (Millions)

                                                       1997        1996
                                                     --------     ------

Service cost - benefits attributed to the period     $ 0.9        $ 1.0
Interest cost on accumulated postretirement
 benefit obligation                                    5.8          5.4
Actual return on plan assets                           0.0          0.0
Net amortization and deferral                          3.5          4.2
                                                     -----        -----

 Net periodic postretirement benefit cost            $10.2        $10.6
                                                     =====        =====

          The Accumulated Postretirement Benefit Obligation at December 31, 1997 and 1996 assumed discount rates of 6.75% and 7.25%, respectively, and long-term rate of increase in future compensation levels of 5.00%.

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

                                        (Thousands of Dollars)

                                     1997       1996        1995
                                 ----------  ----------  ----------
Electric

Operating Information
Operating revenues               $  700,329  $  707,768  $  722,465
Operating expenses, excluding
 provision for income taxes         516,793     521,222     523,105
                                 ----------  ----------  ----------

Pretax operating income             183,536     186,546     199,360
Provision for income taxes           61,837      61,901      59,500
                                 ----------  ----------  ----------

Net operating income             $  121,699  $  124,645  $  139,860
                                 ----------  ----------  ----------

Other Information
Depreciation and amortization    $  103,395  $   92,615  $   78,812
Nuclear fuel amortization        $   17,419  $   16,209  $   17,982
Capital expenditures             $   58,522  $   95,334  $   93,634

Investment Information,
 Identifiable assets (a)         $1,783,825  $1,877,224  $1,913,762


Gas

Operating Information
Operating revenue                $  336,309  $  346,279  $  293,863
Operating expenses, excluding
 provision for income taxes         309,225     314,136     276,935
                                 ----------  ----------  ----------

Pretax operating income              27,084      32,143      16,928
Provision for income taxes            3,442       7,600       6,715
                                 ----------  ----------  ----------

Net operating income             $   23,642  $   24,543  $   10,213
                                 ----------  ----------  ----------

Other Information
Depreciation                     $   13,127  $   12,999  $   12,781
Capital expenditures             $   25,546  $   18,940  $   15,913

Investment Information
 Identifiable assets (a)         $  441,849  $  447,865  $  477,758

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


                                            Oswego     Nine Mile Point
                                          Unit No. 6  Nuclear Unit No. 2
                                          ----------  ------------------

Net megawatt capability (summer)               788          1,128

RG&E's share - megawatts                       189            158
             - percent                          24             14

Year of completion                            1980           1988


                                               (Millions of Dollars)
                                                 December 31, 1997
                                          ------------------------------

Plant In Service Balance                     $98.9         $879.3
Accumulated Provision For Depreciation       $41.4         $478.7
Plant Under Construction                     $ 0.6         $  3.3


          The Plant in Service and Accumulated Provision for Depreciation balances for Nine Mile Point Nuclear Unit No. 2 shown above include disallowed costs of $374.3 million. Such costs, net of income tax effects, were previously written off in 1987 and 1989.

Note 6.  LONG-TERM DEBT


FIRST MORTGAGE BONDS

                                                                          (Thousands of Dollars)
                                                                             Principal Amount
                                                                               December 31

  %                          Series                      Due                1997          1996
---------------------------  ----------------------      --------------   --------      --------
6 1/4                        W                           Sept. 15, 1997   $   -         $ 20,000
6.7                          X                           July 1, 1998       30,000        30,000
8.00                         Y                           Aug. 15, 1999        -           29,668
6 1/2                        EE                          Aug. 1, 2009         -           10,000
8 3/8                        OO/(a)/                     Dec. 1, 2028       25,500        25,500
9 3/8                        PP                          Apr. 1, 2021      100,000       100,000
8 1/4                        QQ/(b)/                     Mar. 15, 2002     100,000       100,000
6.35                         RR/(a)/                     May 15, 2032       10,500        10,500
6.50                         SS/(a)/                     May 15, 2032       50,000        50,000
7.00                         (b)(c)                      Jan. 14, 2000      30,000        30,000
7.15                         (b)(c)                      Feb. 10, 2003      39,000        39,000
7.13                         (b)(c)                      Mar. 3, 2003        1,000         1,000
7.64                         (c)                         Mar. 15, 2023      33,000        33,000
7.66                         (c)                         Mar. 15, 2023       5,000         5,000
7.67                         (c)                         Mar. 15, 2023      12,000        12,000
6.375                        (b)(c)                      July 30, 2003      40,000        40,000
7.45                         (c)                         July 30, 2023      40,000        40,000
                                                                          --------      --------
                                                                          $516,000      $575,668
Net bond discount                                                             (566)         (614)
Less: Due within one year                                                   30,000        20,000
                                                                          --------      --------
  Total                                                                   $485,434      $555,054
                                                                          ========      ========

(a) The Series OO, Series RR and Series SS First Mortgage Bonds equal the principal amount of and provide for all payments of principal, premium and interest corresponding to the Pollution Control Revenue Bonds, Series C, and Pollution Control Refunding Revenue Bonds, Series 1992 A, Series 1992 B (Rochester Gas and Electric Corporation Projects), respectively, issued by the New York State Energy Research and Development Authority (NYSERDA) through a participation agreement with the Company. Payments of the principal of, and interest on the Series 1992 A and Series 1992 B Bonds are guaranteed under a Bond Insurance Policy by MBIA Insurance Corporation.

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

     Sinking and improvement fund requirements aggregate $333,540 per annum under the First Mortgage, excluding mandatory sinking funds of individual series. Such requirements may be met by certification of additional property or by depositing cash with the Trustee. The 1997 and 1996 requirements were met with funds deposited with the Trustee, and these funds were used for redemption of outstanding bonds of Series Y.

     On May 1, 1997 the Company redeemed all its outstanding First Mortgage 8% Bonds, Series Y, due August 15, 1999 and all its outstanding First Mortgage
6 1/4% Bonds, Series W, due September 15, 1997. On October 15, 1997, the Company redeemed all its outstanding First Mortgage 6 1/2% Bonds, Series EE.

     Sinking fund requirements and bond maturities for the next five years are:


                      (Thousands of Dollars)

                  1998      1999      2000      2001      2002
                --------  --------  --------  --------  --------
Series X        $ 30,000
7% Series                           $ 30,000
Series QQ                                               $100,000
                --------  --------  --------  --------  --------
                $ 30,000  $   -     $ 30,000  $   -     $100,000


PROMISSORY NOTES


                                                (Thousands of Dollars)
                                                      December 31
Issued                    Due                      1997         1996
------                    ---                   --------      --------
November 15, 1984/(d)/    October 1, 2014        $  -         $51,700
December 5, 1985/(e)/     November 15, 2015         -          40,200
August 19, 1997/(f)/      August 1, 2032          101,900        -
                                                 --------     -------
Total                                            $101,900     $91,900
                                                 ========     =======

(d) The $51.7 million Promissory Note was issued in connection with NYSERDA's Floating Rate Monthly Demand Pollution Control Revenue Bonds (Rochester Gas and Electric Corporation Project), Series 1984. On October 1, 1997, the
     Company redeemed all the outstanding Series 1984 Bonds.   The average
     interest rate was 3.43% through September 30, 1997, 3.38% for 1996 and 3.68% for 1995.

(e) The $40.2 million Promissory Note was issued in connection with NYSERDA's Adjustable Rate Pollution Control Revenue Bonds (Rochester Gas and Electric Corporation Project), Series 1985. On November 15, 1997 the Company redeemed all the outstanding Series 1985 Bonds. The annual interest rate was adjusted to 3.60% effective November 15, 1996 and to 3.75% effective November 15, 1995.

(f) Multi-mode pollution control notes totaling the principal amount of $101.9 million were issued in connection with NYSERDA's Pollution Control Revenue Bonds (Rochester Gas and Electric Corporation Project), $34,000,000 1997 Series A, $34,000,000 1997 Series B and $33,900,000 1997 Series C. The
     Multi-mode Revenue Bonds have a structure that enables the Company to optimize the use of short-term rates by allowing for the interest rates to be based on a daily rate, a weekly rate, a commercial paper rate, an auction rate or a multi-year fixed rate. Payment of the principal of, and interest on the Multi-mode Revenue Bonds is guaranteed under Bond Insurance Policies by MBIA Insurance Corporation. At December 31, 1997, the Multi-mode Revenue Bonds bore interest at the weekly rate and the average annual interest rate for all three series was 3.65%.


     The Company is obligated to make payments of principal, premium and interest on each Promissory Note which correspond to the payments of principal, premium, if any, and interest on certain Pollution Control Revenue Bonds issued by NYSERDA as described above.

     Based on an estimated borrowing rate at year-end 1997 of 6.62% for long-term debt with similar terms and average maturities (13 years), the fair value of the Company's long-term debt outstanding (including Promissory Notes as described above) is approximately $655 million at December 31, 1997.

     Based on an estimated borrowing rate at year-end 1996 of 7.30% for long-term debt with similar terms and average maturities (13 years), the fair value of the Company's long-term debt outstanding (including Promissory Notes as described above) is approximately $670 million at December 31, 1996.

     On September 16, 1997, the Company completed arrangements for the delivery in September 1998 of $25.5 million of 5.95% NYSERDA tax-exempt bonds due September 1, 2033. Proceeds are expected to be used to redeem the Series OO, tax-exempt, first mortgage bonds which are not redeemable until December 1998.


Note 7.   PREFERRED AND PREFERENCE STOCK


                                 Par      Shares      Shares
Type by Order of Seniority      Value   Authorized  Outstanding
------------------------------  -----   ----------  -----------
Preferred Stock (cumulative)      $100   2,000,000    920,000*
Preferred Stock (cumulative)        25   4,000,000       -
Preference Stock                     1   5,000,000       -

* See below for mandatory redemption requirements.

    No shares of preferred or preference stock are reserved for employees, or for options, warrants, conversions, or other rights.


A.  PREFERRED STOCK, NOT SUBJECT TO MANDATORY REDEMPTION:


                            Shares            (Thousands)        Optional
                         Outstanding          December 31,      Redemption
  %        Series      December 31, 1997    1997       1996     (per share) #
------     ------      -----------------  -------    -------    -------------
4            F              120,000       $12,000    $12,000        $105
4.10         H               80,000         8,000      8,000         101
4 3/4        I               60,000         6,000      6,000         101
4.10         J               50,000         5,000      5,000         102.5
4.95         K               60,000         6,000      6,000         102
4.55         M              100,000        10,000     10,000         101
7.50         N                 -             -        20,000         102
                            -------       -------    -------
Total                       470,000       $47,000    $67,000
                            =======       =======    =======

# May be redeemed at any time at the option of the Company on 30 days minimum notice, plus accrued dividends in all cases. The Series N were redeemed on April 22, 1997.

B.    PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION:

                            Shares            (Thousands)            Optional
                         Outstanding          December 31,          Redemption
  %        Series      December 31, 1997    1997       1996        (per share) #
------     ------      -----------------  -------    -------    ------------------
7.45         S                 -          $  -       $10,000    Not applicable
7.55         T              100,000        10,000     10,000    Not applicable
7.65         U              100,000        10,000     10,000    Not applicable
6.60         V              250,000        25,000     25,000    Not Before 3/1/04+
                            -------       -------    -------
Total                       450,000       $45,000    $55,000
Less: Due within one year   100,000        10,000     10,000
                            -------       -------    -------
Total                       350,000       $35,000    $45,000
                            =======       =======    =======

+ Thereafter at $100.00

MANDATORY REDEMPTION PROVISIONS

          In the event the Company should be in arrears in the sinking fund requirement, the Company may not redeem or pay dividends on any stock subordinate to the Preferred Stock.

          Series T, Series U. All of the shares are subject to redemption pursuant to mandatory sinking funds on September 1, 1998 in the case of Series T and September 1, 1999 in the case of Series U; in each case at $100 per share.

          Series V. The Series V is subject to a mandatory sinking fund sufficient to redeem on each March 1 beginning in 2004 to and including 2008, 12,500 shares at $100 per share and on March 1, 2009, the balance of the outstanding shares. The Company has the option to redeem up to an additional 12,500 shares on the same terms and dates as applicable to the mandatory sinking fund.

          Based on an estimated dividend rate at year-end 1997 of 5.67% for Preferred Stock, subject to mandatory redemption, with similar terms and average maturities (5.92 years), the fair value of the Company's Preferred Stock, subject to mandatory redemption, is approximately $48 million at December 31, 1997.

          Based on an estimated dividend rate at year-end 1996 of 6.50% for Preferred Stock, subject to mandatory redemption, with similar terms and average maturities (5.66 years), the fair value of the Company's Preferred Stock, subject to mandatory redemption, is approximately $57 million at December 31, 1996.

Note 8.  COMMON STOCK AND STOCK OPTIONS

          In December 1997, the Board of Directors of the Company authorized the repurchase of up to 4.5 million shares of the Company's Common Stock on the open market. None of the shares were purchased prior to year end.

          At December 31, 1997, there were 50,000,000 shares of $5 par value Common Stock authorized, of which 38,862,347 were outstanding. No shares of Common Stock are reserved for warrants, conversions, or other rights. There were 1,445,141 shares of Common Stock reserved for employees under the 1996 Performance Stock Option Plan, as further described below. There were 1,026,840 shares of Common Stock reserved and unissued for shareholders under the Automatic Dividend Reinvestment and Stock Purchase Plan and 129,664 shares reserved and unissued for employees under the RG&E Savings Plus Plan.



COMMON STOCK

                                               Shares               Amount
                                             Outstanding         (Thousands)
                                             -----------         -----------
Balance, January 1, 1995                      37,669,963          $670,569
  Shares Issued through Stock Plans              783,200            17,074

  Decrease (Increase) in
  Capital Stock Expense                                               (125)
                                             -----------          --------
Balance, December 31, 1995                    38,453,163          $687,518

  Shares Issued through Stock Plans              398,301             8,612

  Decrease (Increase) in
  Capital Stock Expense                                               (111)
                                             -----------          --------
Balance, December 31, 1996                    38,851,464          $696,019

  Shares Issued through Stock Plans               10,883               272

  Additional Paid in Capital                                         2,399

  Decrease (Increase) in
  Capital Stock Expense                                                341
                                             -----------          --------
Balance, December 31, 1997                    38,862,347           699,031

PERFORMANCE STOCK OPTION PLAN

          Effective January 22, 1997, the Company adopted a Performance Stock Option Plan which provides for the granting of options to purchase up to 2,000,000 authorized but unissued shares or treasury shares of $5 par value Common Stock to executive officers and other key employees. No participant shall be granted options for more than 200,000 shares of Common Stock during any calendar year. The options would be exercisable for a period to be determined by the Committee on Management (the Committee). The Committee may in its sole discretion grant the right to receive a cash payment upon any exercise of an option equal to the quarterly dividend payment per share of Common Stock paid from the date the option was granted to the date of exercise.

          In 1997, the Board of Directors granted 504,700 options at an exercise price of $19.0625 per share. These options are vested at 50% when the stock closes at $25 per share, 75% at $30 per share and 100% at $35 per share.

          Also in 1997, the Board of Directors granted 50,159 options at an exercise price of $24.75 per share. These options are vested at 25% when the stock closes at $25 per share, 50% at $30 per share, 75% at $35 per share, and 100% at $40 per share.

          In order for the options to become vested, the closing prices must be sustained at or above the levels indicated above for a minimum of five consecutive trading days.

          Since the Company adopted FAS 123, compensation expense associated with the options granted is reflected in 1997 net income. For calendar 1997, the compensation expense recorded was $2.4 million. In applying FAS 123, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free rate of return ranging between 6.39% and 6.56%, expected dividend yield of 9.44%, and expected stock volatility of 17%.


A summary of the Company's stock option activity is presented below:



                                                        Weighted
                                           Options    Average Price
                                          ----------  -------------

Options granted 1997                        554,859      $19.577
Options exercised                           (10,883)     $19.063
                                          ---------
Outstanding at 12/31/97                     543,976      $19.587

Vested at 12/31/97                          392,722      $19.426

Available for future grant at 12/31/97    1,445,141

Note 9.   SHORT-TERM DEBT


          On December 31, 1997, the Company had short-term debt outstanding of $20.0 million. At December 31, 1996 the Company had short-term debt outstanding of $14.0 million. The weighted average interest rate in 1997 on short-term debt outstanding at year end was 6.64% and was 6.07% for borrowings during the year. The weighted average interest rate on short-term debt borrowed during 1996 was 5.86%.

          In December 1997 the Company's $90 million revolving credit agreement was amended extending its term to five years, terminating December 31, 2002. Commitment fees related to this facility amounted to $113,000 in 1997 and 1996, and $165,000 in 1995.

          The Company's Charter provides that the Company may not issue unsecured debt if immediately after such issuance the total amount of unsecured debt outstanding would exceed 15 percent of the Company's total secured indebtedness, capital, and surplus without the approval of at least a majority of the holders of outstanding Preferred Stock. As of December 31, 1997, the Company would be able to incur approximately $103.8 million of additional unsecured debt under this provision. The Company has unsecured lines of credit totaling $27 million available from several banks, at their discretion.

          In order to be able to use its $90 million revolving credit agreement, the Company has created a subordinate mortgage which secures borrowings under its revolving credit agreement that might otherwise be restricted by this provision of the Company's Charter. In addition, the Company has a Loan and Security Agreement to provide for borrowings up to $10 million for the exclusive purpose of financing Federal Energy Regulatory Commission Order 636 transition costs(636 Notes) and up to $30 million as needed from time to time for other working capital needs. Borrowings under this agreement, which can be renewed annually, are secured by a lien on the Company's accounts receivable.

          At December 31, 1997, borrowings outstanding were $4.34 million of 636 Notes (recorded on the Balance Sheet as a liability under Deferred Credits and Other Liabilities).

Note 10.  COMMITMENTS AND OTHER MATTERS


COMPETITION


          OVERVIEW. The PSC, through its Competitive Opportunities Proceeding, has embarked on a fundamental restructuring of the electric utility industry in the state. Among other elements, the PSC's goals included lower rates for consumers and increased customer choice in obtaining electricity and other energy services. During 1996 and 1997, the Company, the Staff of the PSC, and several other parties negotiated a Settlement Agreement (the "Settlement") which was approved by the PSC in November 1997. The Settlement sets the framework for the introduction and development of open competition in the electric energy marketplace.


          PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. The Settlement provides for a transition to competition during its five year term (July 1, 1997 to June 30, 2002) and establishes the Company's electric rates for each annual period. A Retail Access Program will be phased in, allowing customers to purchase electricity, and later electricity and capacity commitments, from
sources other than the Company.   The Company will be given a reasonable
opportunity to recover prudently incurred costs, including those pertaining to generation and purchased power. The Settlement also requires the Company to functionally separate its component operations: distribution, generation, and retailing. Any unregulated retail operations must be structurally separate from the regulated utility functions but may be funded with up to $100 million. Although the Settlement provides incentives for the sale of generating assets, it requires neither divestiture of generating or other assets nor write off of stranded costs. The Company believes that the Settlement will not adversely affect its eligibility to continue to apply SFAS 71 with the exception of certain to-go costs associated with non-nuclear generation. If, contrary to the Company's view, such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required.

          Rate Plan.   Over the five year term of the Settlement, cumulative
rate reductions will be: Rate Year 1: $3.5 million; Rate Year 2: $12.8 million; Rate Year 3: $27.6 million; Rate Year 4: $39.5 million; and Rate Year 5: $64.6 million. The Rate Plan permits the Company to offset against the foregoing reductions certain inflation-related expenses and certain amounts related to a purchase power agreement with Kamine. In the event that the Company earns a return on common equity in excess of 11.50% over the entire five year term of the Settlement, 50% of such excess will be used to write down deferred costs accumulated during the term, and 50% will be used to write down accumulated deferrals or investment in electric plant or regulatory assets.

          Retail Access.   The Company's Energy Choice Program will be available
to all of its customers on an equal basis up to certain usage caps. On July 1, 1998, customers whose electric loads represent approximately 10% of the Company's total annual retail sales will be eligible to purchase electricity (but not capacity commitments) from alternative suppliers. On July 1, 1999, the percent of total sales moves to 20%, and customers would purchase both electricity and capacity commitments. On July 1, 2000, the percent moves to 30%, and on July 1, 2001, all retail customers will be eligible to purchase energy and capacity from alternative suppliers.

          During the initial, energy only stage of the Retail Access Program, the Company's distribution rate will be set by deducting 2.3 cents per kilowatt hour ("KWH") from its full service ("bundled") rates and Load Serving Entities acting as retailers in the Company's service area will be entitled to purchase electricity from the Company at a rate of 1.9 cents per KWH. During the energy and capacity stage, the rate will generally equal the bundled rate less the cost of the electric commodity and the Company's non-nuclear generating capacity. These commodity and capacity costs, generally referred to as "contestable costs," are estimated to be 3.2 cents per KWH, inclusive of gross receipts taxes.

          Generating Assets.   The Company will not be required to divest any of
its generation facilities. To the extent that the Company sells any generating assets during the term of the Settlement, gains on such sales will be shared between the Company and customers. With regard to losses on such sales, the Settlement acknowledges an intent that the Company will be permitted to recover such losses through distribution rates during the term of the Settlement.
Future rate treatment is to be consistent with the principle that the Company is to have a reasonable opportunity to recover such costs.

          "To-go costs" of the Company's non-nuclear resources (i.e., capital costs incurred after February 28, 1997, operation and maintenance expenses, and property, payroll and other taxes) are to be initially recovered through distribution rates. The fixed portion of to-go costs would be recovered in full until July 1, 1999, and be subject to the market thereafter in accordance with the phase-in schedule for the Retail Access program. The variable portion of non-nuclear to-go costs would also be subject to the market in accordance with the phase-in schedule. Under the Settlement, nuclear costs would remain recoverable through regulated rates.

          Miscellaneous.   The present Settlement supersedes the 1996 Rate
Settlement. Various incentive and penalty provisions in the 1996 Rate Settlement are eliminated.


          EITF ISSUE 97-4 - DEREGULATION OF THE PRICING OF ELECTRICITY. In July, 1997, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on accounting rules for utilities' transition plans for moving to more competitive environments and provided guidance on when utilities with transition plans will need to discontinue the application of SFAS-71, "Accounting for the Effects of Certain Types of Regulation".

          The major EITF consensus was that the application of SFAS-71 to a segment (e.g. generation) which is subject to a deregulation transition plan should cease when the legislation or enabling rate order contains sufficient detail for the utility to reasonably determine what the transition plan will entail. The EITF also concluded that a decision to continue to carry some or all of the regulatory assets (including stranded costs) and liabilities of the separable portion of the business that is discontinuing the application of SFAS-71 should be determined on the basis of where the regulated cash flows to realize and settle them will be derived. If a transition plan provides for a non-bypassable fee for the recovery of stranded costs, there may not be any significant write-off if SFAS-71 is discontinued for a segment.

          The Company's application of the EITF 97-4 consensus has not affected its financial position or results of operations because any above-market generation costs, regulatory assets and regulatory liabilities associated with the generation portion of its business will be recovered by the regulated portion of the Company through its distribution rates, given the Settlement provisions. The Settlement provides for recovery of all prudently incurred sunk costs (all investment in electric plant and electric regulatory assets) as of March 1, 1997 by inclusion in rates charged pursuant to the Company's distribution access tariff. The Settlement also states that "the Parties intend that the provisions of this Settlement will allow the Company to continue to recover such costs, during the term of the Settlement, under SFAS-71", and that "such treatment shall be consistent with the principle that the Company shall have a reasonable opportunity beyond July 1, 2002 to recover all such costs".
As noted previously, the fixed portion of the non-nuclear generation to-go costs after July 1, 1999 and the variable portion of the non-nuclear generation to-go costs after July 1, 1998 are subject to market forces and would no longer be able to apply SFAS-71. The Company's net investment at December 31, 1997 in nuclear generating assets is $698.4 million and in non-nuclear generating assets is $122.0 million.


REGULATORY AND STRANDABLE ASSETS

          With PSC approval the Company has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71. These deferred costs are shown as Regulatory Assets on the Company's Balance Sheet. Such cost deferral is appropriate under traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. In a purely competitive pricing environment, such costs might not have been incurred and could not have been deferred. Accordingly, if the Company's rate setting was changed from a cost-of-service approach, and it was no longer allowed to defer these costs under SFAS-71, these assets would be adjusted for any impairment to recovery (pursuant to SFAS-121). In certain cases, the entire amount could be written off.

          SFAS-121 requires write-down of assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be fully recoverable.

          Below is a summarization of the Regulatory Assets as of December 31, 1997 and 1996:


                                                 (Millions of Dollars)
                                                    1997      1996
                                                  -------    -------
Income Taxes                                       $159.6    $174.6
Uranium Enrichment Decommissioning Deferral          16.4      17.7
Deferred Ice Storm Charges                           11.5      14.0
FERC 636 Transition Costs                            11.0      32.3
Demand Side Management Costs Deferred                 4.4       8.4
Gas Deferred Fuel                                     7.1       7.7
Other, net                                           22.0      29.8
                                                   ------    ------
Total - Regulatory Assets                          $232.0    $284.5
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

- Demand Side Management Costs Deferred: These costs are Demand Side Management costs which relate to programs initiated to increase efficiency with which electricity is used. These costs are recoverable by the Company through the year 2002.

- Gas Deferred Fuel: These costs result from a PSC-approved annual reconciliation of recoverable gas costs with gas revenues in which the excess or deficiency is refunded to or recovered from customers during a subsequent period.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts (e.g., the Kamine/Besicorp Allegany L.P. contract), or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at December 31, 1997 depends on market prices and the competitive market in New York State which is still under development and subject to continuing changes which are not yet determinable, but could be significant. Strandable assets, if any, could be written down for impairment of recovery in the same manner as deferred costs discussed above.

     In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on the Company for full service, leaving the Company with surplus pipeline and storage capacity, as well as natural gas supplies, under contract. The Company has been restructuring its transportation, storage and supply portfolio to reduce its potential exposure to strandable assets. Regulatory developments discussed under " GAS RESTRUCTURING PROCEEDING," below, may affect this exposure; but whether and to what extent there may be an impact on the level and recoverability of strandable assets cannot be determined at this time.

     At December 31, 1997 the Company believes that its regulatory and strandable assets, if any, are not impaired and are probable of recovery. The settlement approved in the Competitive Opportunities proceeding does not impair the opportunity of the Company to recover its investment in these assets. However, the PSC has published a Staff paper to address issues surrounding nuclear generation, including the determination of fair market value for facilities after a five year restructuring transition period. It appears that the PSC may seek to apply similar principles to other types of generating facilities. A determination in this proceeding could have an impact on strandable assets.


CAPITAL EXPENDITURES


     The Company's 1998 construction expenditures program is currently estimated at $124 million. The Company has entered into certain commitments for purchase of materials and equipment in connection with that program.


NUCLEAR-RELATED MATTERS


     DECOMMISSIONING TRUST. The Company is collecting amounts in its electric rates for the eventual decommissioning of its Ginna Plant and for its 14% share of the decommissioning of Nine Mile Two. The operating licenses for these plants expire in 2009 and 2026, respectively.

     Under accounting procedures approved by the PSC, the Company has collected decommissioning costs of approximately $116.1 million through December 31, 1997 and is authorized to collect approximately $22 million annually through June 30, 2002 for decommissioning, covering both nuclear units. The amount allowed in rates is based on estimated ultimate decommissioning costs of $296.3 million for Ginna and $112.8 million for the Company's 14% share of Nine Mile Two (1995 dollars). These estimates are based on site specific cost studies for each plant completed in 1995. Site specific studies of the anticipated costs of actual decommissioning are required to be submitted to the NRC at least five years prior to the expiration of the license.

     The NRC requires reactor licensees to submit funding plans that establish minimum NRC external funding levels for reactor decommissioning. The Company's plan, filed in 1990, consists of an external decommissioning trust fund covering
both its Ginna Plant and its Nine Mile Two share.   Since 1990, the Company has
contributed $86.4 million to this fund and, including realized and unrealized investment returns, the fund has a balance of $132.5 million as of December 31, 1997. The amount attributed to the allowance for removal of non-contaminated structures is being held in an internal reserve. The internal reserve balance as of December 31, 1997 is $29.7 million.

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

     The NRC has released for comments a notice of proposed rulemaking (NOPR) modifying certain aspects of the financial assurance requirements for decommissioning nuclear power reactors. The NOPR includes, among other things, changes to the definition of "electric utility" for the purposes of providing financial assurance for decommissioning as well as new reporting requirements regarding each licensee's progress on external funding. The Company does not anticipate a material impact from the application of these rules in their proposed form; however it cannot predict the impact of these rules as resolution of stranded asset issues proceed in New York.

     The PSC in August 1997 issued for comment a report by its staff proposing norms by which nuclear plants in the state would relate to the competitive electricity market following the period covered by electric utility restructuring agreements then pending before the PSC. Among other things, the report envisioned the sale of these plants at auction, but with the selling utilities remaining responsible for ultimate decommissioning as well as for disposal of certain spent fuel. Recognizing that bidders may not be attracted to certain units -- which could include both the Company's Ginna plant and the Nine Mile Two plant in which it has a 14% interest, the report contemplated their early shutdown unless they could compete with other forms of generation. In Fall 1997, the Company and others commented on these and other facets of the report. Through mid-January 1998, the PSC had taken no action on the report and comments.

     The Staff of the Financial Accounting Standards Board are studying the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. If current accounting practices for such costs were changed, the annual provisions for decommissioning costs could increase, the estimated cost for decommissioning could be reclassified as a liability rather than as accumulated depreciation, the liability accounts and corresponding plant asset accounts could be increased and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

     If annual decommissioning costs increased, the Company would expect to defer the effects of such costs pending disposition by the PSC.


     URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND. Under the National Energy Act, utilities with nuclear generating facilities are assessed an annual fee payable over 15 years for the decommissioning of federally owned uranium enrichment facilities. The assessments for Ginna and the Company's share of Nine Mile Two are estimated to total $22.1 million, excluding inflation and interest. Installments aggregating approximately $9.4 million have been paid through 1997. A liability has been recognized on the financial statements along with a corresponding regulatory asset. For the two facilities the Company's liability at December 31, 1997 is $15.1 million ($13.4 million as a long-term liability and $1.7 million as a current liability). The Company is recovering costs through base rates of fuel.

     In July 1996, the Company joined other utilities in a civil action against the U.S. Department of Energy (DOE), concerning these assessments. After a favorable initial decision in a parallel case, the Court of Appeals for the Federal Circuit in May 1997 reversed the lower court and held that the federal government could assess licensees for the clean-up of these federal facilities. In January 1998, the U.S. Supreme Court refused to hear the case, effectively upholding the dismissal of the utility claims.


     NUCLEAR FUEL DISPOSAL COSTS.  The Nuclear Waste Policy Act (Nuclear Waste
Act) of 1982, as amended, requires the DOE to establish a nuclear waste disposal site and to take title to nuclear waste. A permanent DOE high-level nuclear waste repository is not expected to be operational before the year 2010. The DOE is proposing to establish an interim storage facility which may allow it to take title to and possession of nuclear waste prior to the establishment of a permanent repository. In December 1996 the DOE notified the Company that the DOE will not start acceptance of Ginna spent fuel in 1998. In January 1997 the DOE released a draft request for proposal outlining a process for private firms to accept and transport waste from reactors until a federal facility is operational. The Nuclear Waste Act provides for a determination of the fees collectible by the DOE for the disposal of nuclear fuel irradiated prior to April 7, 1983 and for three payment options. The option of a single payment to be made at any time prior to the first delivery of fuel to the DOE was selected by the Company in June 1985. The Company estimates the fees, including accrued interest, owed to the DOE to be $83.3 million at December 31, 1997. The Company is allowed by the PSC to recover these costs in rates. The estimated fees are classified as a long-term liability and interest is accrued at the current three-month Treasury bill rate, adjusted quarterly. The Nuclear Waste Act also requires the DOE to provide for the disposal of nuclear fuel irradiated after April 6, 1983, for a charge of approximately one mill ($.001) per KWH of nuclear energy generated and sold. This charge (approximately $3.6 million per year) is currently being collected from customers and paid to the DOE pursuant to PSC authorization. The Company expects to utilize on-site storage for all spent or retired nuclear fuel assemblies until an interim or permanent nuclear disposal facility is operational.

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


ENVIRONMENTAL MATTERS


     The following tables list various sites where past waste handling and disposal has or may have occurred that are discussed below:


TABLE I - COMPANY-OWNED SITES


                                            Estimated
      Site Name         Location            Company Cost
      -------------     ---------------     ---------------------
      West Station*     Rochester, NY       Ultimate costs have
      East Station      Rochester, NY       not been determined.
      Front Street*     Rochester, NY       The Company has
      Brewer Street     Rochester, NY       incurred aggregate
      Brooks Avenue     Rochester, NY       costs for these sites
      Canandaigua       Canandaigua, NY     through December 31,
                                            1997 of $4.3 million.

* Voluntary agreement signed.

TABLE II - SUPERFUND AND NON-OWNED OTHER SITES


                                                   Estimated
      Site Name                Location            Company Cost
      -------------            ---------------     ---------------------
      Quanta Resources*        Syracuse, NY        Ultimate costs have
      Frontier Chemical-                           not been determined.
        Pendleton*             Pendleton, NY       The Company has
      Maxey Flats*             Morehead, KY        incurred aggregate
      Mexico Milk              Mexico, NY          costs for these sites
      Byron Barrel and Drum    Bergen, NY          through December 31,
      Fulton Terminals*        Oswego, NY          1997 of less than $1.0
      PAS of Oswego*           Oswego, NY          million.

* Orders on consent signed.


          COMPANY-OWNED WASTE SITE ACTIVITIES. As part of its commitment to environmental excellence, the Company is conducting proactive Site Investigation and/or Remediation (SIR) efforts at six Company-owned sites where past waste handling and disposal may have occurred. Remediation activities at four of these sites are in various stages of planning or completion and the Company is conducting a program to restore the other two sites. The Company has recorded a total liability of approximately $13.6 million, $12.8 million of which it anticipates spending on SIR efforts at the six Company-owned sites listed in Table I above. Concurrently, the Company recorded a similar amount in its Regulatory Assets.

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

          The Company and its predecessors formerly owned and operated three manufactured gas facilities in the Rochester area. They are included in Table
I. Cleanup activities which were previously suspended, resumed on a portion of the West Station site and were concluded in July 1996 under a voluntary agreement with the NYSDEC. The Company received release from future liability and a covenant not to sue from the NYSDEC for this work. There remain other portions of the property where additional remedial work is expected, however, only a preliminary scope and schedule have been determined. At the second of the three manufactured gas plant sites known as East Station, an interim remedial action was undertaken in late 1993. Ground water monitoring wells were also installed to assess the quality of the ground water at this location. The Company has informed the NYSDEC of the results of the samples taken. Subsequent data evaluation indicate a wider array of potential sources of coal gasification related materials than previously thought suggesting significant remedial work may be required.

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

          On another portion of the Company's property (Brewer Street), the County of Monroe has installed and operates sewer lines. During sewer installation, the County constructed over Company property certain retention ponds which reportedly received from the sewer construction area certain fossil-fuel-based materials (the materials) found there. In July 1989, the Company received a letter from the County asserting that activities of the Company left the County unable to effect a regulatorily-approved closure of the retention pond area. The County's letter takes the position that it intends to seek reimbursement for its additional costs incurred with respect to the materials once the NYSDEC identifies the generator thereof and that any further cleanup action which the NYSDEC may require at the retention pond site is the Company's responsibility. In a November 1997 letter, the County has claimed that the Company was the original generator of the materials. It asserts that it will hold the Company liable for 50% of all County costs -- presently estimated at a total of approximately $5 million -- associated both with the materials' excavation, treatment and disposal and with effecting a regulatorily-approved closure of the retention pond area. The Company could incur costs as yet undetermined if it were to be found liable for such closure and materials handling, although provisions of an existing easement afford the Company rights which may serve to offset all or a portion of any such County claim. To date, the Company has agreed to pay a 20% share of the County's 1995 investigation of this area, which is estimated to cost no more than $150,000, but no commitment has been made toward any subsequent investigations or remedial measures which may be recommended by the investigations.

          Monitoring wells installed at another Company facility (Brooks Avenue) in 1989 revealed that an undetermined amount of leaded gasoline had reached the ground water. The Company has continued to monitor free product levels in the wells, and has begun a modest free product recovery project. It is estimated that further investigative work into this problem may cost up to $100,000.
While the cost of corrective actions cannot be determined until investigations are completed, preliminary estimates are not expected to exceed $500,000.


          SUPERFUND AND NON-OWNED OTHER SITES. The Company has been or may be associated as a potentially responsible party (PRP) at seven sites not owned by it. The Company has signed orders on consent for five of these sites and recorded estimated liabilities totaling approximately $.8 million.

          In one site, known as the Quanta Resources Site, the Company signed a consent order with the Environmental Protection Agency (EPA) and paid its $27,500 share of remedial cost. The Company was again contacted by EPA in late August, 1996. The EPA informed the Company that it believed certain additional work was required, including a study to determine the extent to which additional removal of waste materials was required. The EPA's list of PRPs had grown to about 80. The Company, along with most of those PRPs, has agreed (through an Administrative Order on Consent) to conduct the required study. The Company anticipates its obligation through this phase will be less than $10,000. On May 12, 1997, the Company signed an Administrative Order on Consent with the NYSDEC. This agreement served to obligate the respective parties to pay NYSDEC's past costs at the Site, the Company's share of which was determined to be $1,500. There is as yet, no information on which to determine the cost to design and conduct at the site any remedial measures which federal or State authorities may require, the Company does not expect its additional costs to exceed $150,000.

          On May 21, 1993, the Company was notified by NYSDEC that it was considered a PRP for the Frontier Chemical Pendleton Superfund Site located in Pendleton, NY. The Company has signed, along with other participating parties, an Administrative Order on Consent with NYSDEC. The Order on Consent obligates the parties to implement a work plan and remediate the site. The PRPs have negotiated a work plan for site remediation and have retained a consulting firm to implement the work plan. Preliminary estimates indicate the Company's share of additional site remediation costs are not expected to exceed $350,000. The Company is participating with the group to allocate costs among the PRPs. Subsequent work has indicated that the final cost is likely to be lower.

          The Company is involved in the investigation and cleanup of the Maxey Flats Nuclear Disposal Site in Morehead, Kentucky and has signed various consent orders to that effect. The Company has contributed to a study of the site and estimates that its share of the additional costs of investigation and remediation is not expected to exceed $250,000.

          The Company has been named as a PRP at three other sites and has been associated with another site for which the Company's share of total additional projected costs is not expected to exceed $71,000. Actual Company expenditures for these sites are dependent upon the total cost of investigation and remediation and the ultimate determination of the Company's share of responsibility for such costs as well as the financial viability of other identified responsible parties.


          FEDERAL CLEAN AIR ACT AMENDMENTS. The Company is developing strategies responsive to the federal clean air act amendments of 1990 (Amendments) which will primarily affect air emissions from the Company's fossil-fueled generating facilities. The strategy being developed is a combination of hardware solutions which have a capital and operation and maintenance (O&M) component and allowance trading solutions which have strictly an O&M impact. The most recent strategic developments still envision this combination of efforts as the most cost effective means of proceeding although State legislative activity could impact the Company's ability to rely upon the emission allowance market to meet some of its environmental commitments. The Company cannot predict the outcome of these proceedings in the Legislature and, as a result, the Company's projections are based solely on the combination strategy. A range of capital costs between $2.9 and $3.5 million has been estimated for the implementation of several potential alterations for meeting the foreseeable nitrogen oxide, opacity and sulfur dioxide requirements of the Amendments, as well as $1.0 to $1.5 million per year in operating expenses. These capital costs would be incurred between 1998 and 2000. The O&M expenses would be for the year 1999. For the year 2000 and beyond, the Company estimates that the annual operating expenses would rise to between $2.4 million and $3.7 million. Any additional post-2000 capital costs and operating expense cannot be predicted until resolution of State and federal legislative activity enables the Company to finalize its compliance strategy.


          OPACITY ISSUE. In May 1997, the Company commenced negotiations with the NYSDEC to resolve allegations of past opacity violations at the Company's Beebee and Russell Stations. The opacity standard is a regulation which limits the density of the smoke emitted from the Stations' smokestacks. The Company believes that it will reach an agreement with NYSDEC on this issue and that the amount of any civil penalty will likely include both cash and environmental benefit project components which, in the aggregate, will not be material. In addition, the Stations have been temporarily derated since February 1997 to maintain acceptable opacity levels while the Company investigates additional engineering solutions to address opacity emissions. The financial impact of the deratings includes the lost opportunity associated with energy sales and, at times, the need to make additional purchases to meet system requirements. While the deratings have decreased earnings, and will continue to do so, the Company does not expect the amount to be material. Finally, the New York Power Pool
(NYPP) is in the process of evaluating new rules for its system load regulation. The current Station deratings for opacity reasons would reduce the ability of the Company to react to changes in load and provide regulation services when called upon by the NYPP, resulting in additional costs. Depending on the new NYPP requirements, and whether the deratings remain in effect, the revised rules could result in the Company having to purchase additional regulation services which may cost between $500,000 and $2,500,000 annually.


GAS COST RECOVERY


          GAS RESTRUCTURING PROCEEDING. In the PSC's Proceeding on Restructuring the Emerging Competitive Natural Gas Market, the PSC established a three-year period (ending March 28, 1999) during which the State's local distribution companies (LDCs) would be permitted to require customers converting from sales service to take associated pipeline capacity for which the LDCs had originally contracted. Prior to the beginning of the third year, the LDCs would be required to demonstrate their efforts to dispose of "excess" capacity. On September 4, 1997, the PSC issued an Order clarifying the March 28, 1996 Order. The September 4 Order requires, among other things, that the LDCs (a) assess strandable costs; (b) evaluate and pursue options to address strandable costs, including exploration of alternative uses and quantification of market values for the capacity that could be stranded by converting customers; (c) actively encourage competition including collaboration with marketers to expand the number of customers taking transportation service from the LDC and to provide customer education; and (d) to the extent LDCs cannot shed all their capacity as contracts expire, to continue to seek lower cost options and more flexibility and shorter contract terms, where cost-effective. LDCs are required to file plans addressing the foregoing issues by April 1, 1998. Pursuant to the PSC's orders, the cost of capacity defined as "excess" may not be fully recoverable in rates. Accordingly, the Company's ability to avoid absorbing this cost will depend on the success of remarketing and portfolio structuring efforts and, if such efforts do not result in eliminating all "excess" capacity, on a satisfactory explanation as to why all such capacity could not be eliminated. The Company is engaged in negotiations with the Staff of the PSC and other parties to address these and other issues related to the future provision of gas service. At this time, no assessment of the potential impact of these requirements on the Company can be made.

          On September 4, 1997, the PSC also issued for comment a Staff position paper which proposes that LDCs exit their merchant function, i.e., cease to supply the natural gas commodity to their existing customers, within five years and that they eliminate or restructure transportation and storage capacity contracts extending beyond five years so as to eliminate obligations beyond that point, except where capacity is required to fulfill operational requirements or the LDC's obligations as the "supplier of last resort" to customers having no competitive alternative. If adopted by the PSC, the Staff proposal could require the Company to remarket more capacity and to do so more rapidly than currently contemplated. The comment period concluded on December 20, 1997, and no prediction can be made as to whether the Staff proposal will be adopted or, if so, the extent of its potential impact on the Company.


          1995 GAS SETTLEMENT. The Company has entered into several agreements to help manage its pipeline capacity costs and has successfully met Settlement targets for capacity remarketing for the twelve months ending October 31, 1997, thereby avoiding negative financial impacts for that period. The Company believes that it will also be successful in meeting the Settlement targets in the remaining year of the Settlement period, although no assurance may be given.

          The FERC approved a change in rate design for the Great Lakes Gas Transmission Limited Partnership (Great Lakes) on which the Company holds transportation capacity. This change resulted in a retroactive surcharge by Great Lakes to the Company in the amount of approximately $8 million, including interest. Under the terms of the 1995 Gas Settlement, the Company may recover approximately one-half of the surcharge in rates charged to customers; but the remainder may not be passed through and has been previously reserved. The Company, which paid the Great Lakes assessment under protest, vigorously contested it before the FERC, but on April 25, 1996, the FERC upheld this determination that the charge to the Company is proper. The Company's petition to the U.S. Court of Appeals was denied on January 16, 1998. The Company is evaluating its next steps.

LEASE AGREEMENTS


          The Company leases five properties for administrative offices and operating activities. The total lease expense charged to operations was $4.2 million, $3.9 million and $2.4 million in 1997, 1996 and 1995, respectively. For the years 1998, 1999, 2000, 2001 and 2002 the estimated lease expense charged to operations will be $4.1 million, $2.4 million, $2.4 million, $2.4 million and $2.4 million, respectively. Commitments under capital leases were not significant to the accompanying financial statements.


LITIGATION


          SPENT NUCLEAR FUEL LITIGATION. The Nuclear Waste Act (Act) obligates the DOE to accept for disposal spent nuclear fuel (SNF) starting in 1998. Since the mid-1980s the Company and other nuclear plant owners and operators have paid substantial fees to the DOE to fund its obligations under the Nuclear Waste Act. DOE has indicated that it will not be in a position to accept SNF in 1998. In 1994, Northern States Power Company and other owners and operators of nuclear power plants filed suit against DOE and the U.S. in the U.S. Court of Appeals for the District of Columbia Circuit seeking a declaration that DOE's course of action was in violation of its obligations under the Act, and requesting other relief. In a July 1996 decision, the court upheld the utilities' position that DOE is obligated to accept and dispose of the utilities' SNF beginning not later than January 31, 1998. DOE had contended in effect that it could defer the disposal until the availability of a suitable SNF repository. The court rejected this DOE reading of the Nuclear Waste Act, but stopped short of providing the utilities a remedy since DOE has not yet defaulted on its obligations. By letter dated December 17, 1996, DOE invited the parties to the proceeding to provide written comments on how DOE's anticipated inability to meet its January 31, 1998 obligation to begin accepting SNF could "best be accommodated". The Company and a number of other parties responded to that invitation. By Joint Petition for Review, dated January 31, 1997, the Company and a number of other nuclear utilities petitioned the United States Court of Appeals for the District of Columbia Circuit for a declaration that the Petitioners were relieved of the obligation to pay fees into the Nuclear Waste Fund, and authorized to place those fees into escrow when and until DOE commences disposing of SNF. The Petition further requested that DOE be ordered to develop a program that would enable it to begin acceptance of SNF by January 31, 1998. By Order dated November 14, 1997, the D. C. Circuit held that DOE could not exercise delay in accepting fuel on grounds that it lacked an SNF repository, and that the utilities had a "clear right to relief". Rather than grant funding relief and order the DOE to move fuel, however, the Court referred the utilities to the remedies set forth in their contracts with the DOE. The Company is pursuing such remedies.


          DEPARTMENT OF JUSTICE LAWSUIT. On June 24, 1997, the Antitrust Division of the United States Department of Justice filed a civil complaint against the Company in the United States District Court for the Western District of New York. The complaint follows a Civil Investigative Demand investigation. That investigation included a broad look at the Company's activities in the electric power industry including initially, the Company's power purchase agreement with an independent power producer. The investigation then focused primarily upon the flexible rate long term contracts entered between the Company and a number of its large customers under a tariff approved by the PSC. The tariff and the PSC policies it implemented recognized that if large customers took their electrical load off the system, the rates for remaining customers would have to increase to cover the fixed costs of operation.

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

   On September 3, 1997, the Company filed its answer which denied the material allegations of the Complaint. At the same time, the Company filed a Motion for Summary Judgment asking the Court to dismiss the action with prejudice on the grounds that the Company's actions are immune from antitrust liability under the State action exemption, that the Company's actions did not injure competition and that the Department of Justice's claims are speculative. On November 3, 1997, the Department of Justice filed its opposition to the Company's Motion for Summary Judgment and filed its own Motion for Summary Judgement. The Company's response to the Justice Department motion was filed on December 5, 1997.

   These Motions for Summary Judgment were argued on December 19, 1997. In Court, the parties agreed to a resolution of the dispute, suggested by the Judge which, in the Company's opinion, would not have any material effect on its contract with the University. The Antitrust Division, however, has expressed its unwillingness to agree to a Consent Decree based on the agreement reached in Court and the matter is still pending.


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

   In addition, Kamine has filed a related complaint in the United States District Court for the Western District of New York alleging that the conduct which is the subject of the State court action violates the federal antitrust laws. The complaint seeks damages in the amount of $420,000,000, when trebled, as well as preliminary and permanent injunctions. Subsequently, Kamine filed a motion for a preliminary injunction in the federal action to enjoin the Company from refusing to accept and purchase electric power from Kamine and enjoining the Company from terminating during the pendency of this lawsuit its performance under the contract. In November 1995, the Court issued a decision denying Kamine's motion for a preliminary injunction, finding, among other things, that Kamine had not established the necessary likelihood of success on the merits of its action. Kamine filed a notice of appeal from that decision but has subsequently announced that it is withdrawing that appeal.

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


   GENERAL ELECTRIC CAPITAL CORPORATION LAWSUIT. On July 3, 1997, General Electric Capital Corporation (GECC) filed a complaint against the Company in the United States District Court for the Western District of New York in connection with the Kamine project in Hume, New York, for which GECC provided financing. The complaint asserts that the Company violated the antitrust laws in its dealings with Kamine and seeks injunctive relief, treble damages and alleged actual damages of not less than $100,000,000. The claims made in the complaint filed are substantially similar to the claims made by Kamine in the same court under Kamine's version of the terms of the Power Purchase Agreement for the Hume project. The court denied Kamine's motion for a preliminary injunction on grounds which included Kamine's failure to establish a likelihood of success on the merits of its claims. Kamine had filed a notice of appeal from a decision denying Kamine's motion for a preliminary injunction. Kamine subsequently withdrew the appeal. The Company believes the complaint by GECC is also without merit and intends to defend the action.

INTERIM FINANCIAL DATA


   In the opinion of the Company, the following quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations for such periods. The variations in operations reported on a quarterly basis are a result of the seasonal nature of the Company's business and the availability of surplus electricity. The sum of the quarterly earnings per share may not equal the fiscal year earnings per share due to rounding.


                                                (Thousands of Dollars)

                                                                                  Earnings per Common Share
                             Operating    Operating      Net       Earnings on           (in dollars)
Quarter Ended                Revenues       Income     Income      Common Stock     Basic        Diluted
December 31, 1997            $271,039      $24,406     $14,031       $12,726        $ .32         $ .32
September 30, 1997            221,335       34,616      21,724        20,419          .52           .52
June 30, 1997                 229,419       31,125      18,172        16,681          .42           .42
March 31, 1997                314,845       55,194      41,433        39,729         1.02          1.02

December 31, 1996/1/         $274,431      $33,048     $22,228       $20,362        $0.52         $ .52
September 30, 1996            234,843       36,159      21,062        19,196         0.49           .49
June 30, 1996                 235,577       23,115      11,732         9,866         0.25           .25
March 31, 1996                309,195       56,866      42,489        40,623         1.05          1.05

December 31, 1995/1,2/       $270,518      $32,324     $  (387)      $(2,253)       $(.05)        $(.05)
September 30, 1995            245,145       41,738      26,934        25,068          .65           .65
June 30, 1995                 219,546       29,454      14,861        12,995          .34           .34
March 31, 1995                281,119       46,557      30,520        28,653          .75           .75


/1/  Reclassified for comparative purposes.
/2/  Includes recognition of $28.7 million net-of-tax gas settlement adjustment.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at the Company's Annual Meeting of Shareholders to be held on April 15, 1998, will be set forth under the heading "Election of Directors" in the Company's Definitive Proxy Statement for such Annual Meeting of Shareholders.

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

     Pursuant to General Instruction G(3) to Form 10-K, Items 10 through 13 have not been answered because, within 120 days after the close of its fiscal year, the Registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A which involves the election of directors. Regis trant's definitive proxy statement dated March 3, 1998 will be filed with the Securities and Exchange Commission prior to April 30, 1998. The information required in Items 10 through 13 under the headings set forth above is incorpo rated by reference herein by this reference thereto. Except as specifically referenced herein the proxy statement in connection with the annual meeting of shareholders to be held April 15, 1998 is not deemed to be filed as part of this Report.

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   The financial statements listed below are shown under Item 8 of this
          Report.

          Report of Independent Accountants.

          Consolidated Statement of Income for each of the three years ended December 31, 1997.

          Consolidated Statement of Retained Earnings for each of the three years ended December 31, 1997.

          Consolidated Balance sheet at December 31, 1997 and 1996.

          Consolidated Statement of Cash Flows for each of the three years ended December 31, 1997.

          Notes to Consolidated Financial Statements.



(a)  2.   Financial Statement Schedules - Included in Item 14 herein:

          For each of the three years ended December 31, 1997.

          Schedule II - Valuation and Qualifying Accounts.



(a)  3.   Exhibits - See List of Exhibits.

(b)       Reports on Form 8-K



     The Company filed a Form 8-K dated December 5, 1997, reporting under Item 5, Other Events, approval by the PSC of the Company's Competitive Opportunities Case Settlement with the PSC staff and other parties with respect to the restructuring of the electric utility industry in New York State.

                     ROCHESTER GAS AND ELECTRIC CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)



FOR THE YEAR ENDED DECEMBER 31, 1995

                                                        Additions
                                                        ---------
                             Balance at    Charged to    Charged                  Balance
                             Beginning     Costs and    To Other                  at End
Descriptions                 of Period     Expenses     Accounts   Deductions    of Period
------------                 ----------    --------     --------   ----------    ---------
Reserves for:

Uncollectible accounts          $950       $14,893                   $3,893       $11,950

Materials and supplies
  obsolescence                     0           736                                    736

FOR THE YEAR ENDED DECEMBER 31, 1996

                                                        Additions
                                                        ---------
                             Balance at    Charged to    Charged                  Balance
                             Beginning     Costs and    To Other                  at End
Descriptions                 of Period     Expenses     Accounts   Deductions    of Period
------------                 ----------    --------     --------   ----------    ---------
Reserves for:

Uncollectible accounts        $11,950       $4,987       $ 565                    $17,502

Materials and supplies
  obsolescence                    736         (375)                                   361

FOR THE YEAR ENDED DECEMBER 31, 1997


                                                        Additions
                                                        ---------
                             Balance at    Charged to    Charged                  Balance
                             Beginning     Costs and    To Other                  at End
Descriptions                 of Period     Expenses     Accounts   Deductions    of Period
------------                 ----------    --------     --------   ----------    ---------
Reserves for:

Uncollectible accounts        $17,502       $5,078       $4,346                   $26,926

Materials and supplies
  obsolescence                    361        2,839                                  3,200


          Beginning in 1992 the Company no longer charges uncollectible expenses through the uncollectible reserve. The total amount written off directly to expense in 1995 was $8,170, in 1996 was $15,039 and in 1997 was $12,912.

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

Exhibit 10-9*  (A)  Rochester Gas and Electric Corporation Long Term Incentive
                    Plan, Restatement of January 1, 1994. (Filed as Exhibit 10-10 in February 1995 on Form 10-K for the year ended December 31, 1994, SEC File No. 1-672-2)

Exhibit 10-10*  (A) Rochester Gas and Electric Corporation Deferred Stock Unit
                    Plan for Non-Employee Directors, effective as of December 31, 1995. (Filed as Exhibit 10-1 in May 1996 on Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-672)

Exhibit 10-11*  (A) 1996 Performance Stock Option Plan. (Filed as Exhibit 10-10
                    in February 1995 on Form 10-K for the year ended December 31, 1994, SEC File No. 1-672-2)

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

Exhibit 10-14  (A)  Change of Control Agreement dated January 1, 1998 between the Company and Thomas S. Richards, Chairman of the Board, President and Chief Executive Officer.

Exhibit 10-15*  (A)  Change of Control Agreement dated August 17, 1995 between the Company and Robert E. Smith, Senior Vice President, Energy Operations. (Filed as Exhibit 10-15 in February 1996 on Form 10-K for the year ended December 31, 1995, SEC File No. 1-672-2)

Exhibit 10-16*  (A)  Change of Control Agreement dated January 2, 1996 between the Company and J. Burt Stokes, Senior Vice President, Corporate Services and Chief Financial Officer. (Filed as
                     Exhibit 10-16 in February 1996 on Form 10-K for the year ended December 31, 1995, SEC File No. 1-672-2)

Exhibit 10-17*  (A)  Change of Control Agreement dated January 2, 1997 between the Company and Michael J. Bovalino, Senior Vice President, Energy Services. (Filed as Exhibit 10-18 in February 1997 on Form 10-K for the year ended December 31, 1996, SEC File No. 1-672-2)

Exhibit 10-18 Amended and Restated Settlement Agreement dated October 23, 1997 between the Company the Staff of the New York Public Service Commission (PSC), and certain other parties (Filed as Exhibit 10-4 on Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-672) as amended pursuant to an order of the PSC issued January 14, 1998 (excluding Appendices) filed herewith.

Exhibit 10-19*  (A)  Form of Rochester Gas and Electric Corporation 1996
                     Performance Stock Option Plan Agreement. (Filed as Exhibit 10-1 in November 1997 on Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-672)


Exhibit 10-20*  (A)  Agreement, dated October 1, 1997, between the Company and
                     Michael T. Tomaino, Senior Vice President and General Counsel. (Filed as Exhibit 10-2 in November 1997 on Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-672)

Exhibit 10-21* Agreement dated as of September 23,1997 between the Company and International Business Machines Corporation. (Filed as
                     Exhibit 10-3 in November 1997 on Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-672)

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


                                        ROCHESTER GAS AND ELECTRIC CORPORATION


                                        By:  /S/ THOMAS S. RICHARDS
                                             ---------------------------------
                                             Thomas S. Richards
                                             Chairman of the Board,
                                             President and
                                             Chief Executive Officer



DATE:  February 11, 1998


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



SIGNATURE                                     TITLE                        DATE
---------                                     -----                        ----
Principal Executive Officer:

   /S/ THOMAS S. RICHARDS              Chairman of the Board,        February 11, 1998
-------------------------------        President and
      (Thomas S. Richards)             Chief Executive Officer

Principal Financial Officer:

   /S/ J. B. STOKES                    Senior Vice President         February 11, 1998
-------------------------------        Corporate Services and
      (J. Burt Stokes)                 Chief Financial Officer


Principal Accounting Officer:

     /S/ WILLIAM J. REDDY               Controller                   February 11, 1998
-------------------------------
        (William J. Reddy)


SIGNATURE                                TITLE                        DATE
---------                                -----                        ----
Directors:

  /S/ WILLIAM BALDERSTON III           Director                 February 11, 1998
-------------------------------
    (William Balderston III)

  /S/ ANGELO J. CHIARELLA              Director                 February 11, 1998
-------------------------------
     (Angelo J. Chiarella)

   /S/ ALLAN E. DUGAN                  Director                 February 11, 1998
-------------------------------
      (Allan E. Dugan)
                                       Director                 February   , 1998
-------------------------------
      (Mark B. Grier)

     /S/ SUSAN R. HOLLIDAY             Director                 February 11, 1998
-------------------------------
       (Susan R. Holliday)

   /S/ JAY T. HOLMES                   Director                 February 11, 1998
-------------------------------
      (Jay T. Holmes)

   /S/ SAMUEL T. HUBBARD,JR            Director                 February 11, 1998
-------------------------------
    (Samuel T. Hubbard, Jr.)

   /S/ ROGER W. KOBER                  Director                 February 11, 1998
-------------------------------
      (Roger W. Kober)

  /S/ CONSTANCE M. MITCHELL            Director                 February 11, 1998
-------------------------------
    (Constance M. Mitchell)

   /S/ CORNELIUS J. MURPHY             Director                 February 11, 1998
-------------------------------
     (Cornelius J. Murphy)

   /S/ CHARLES I. PLOSSER              Director                 February 11, 1998
--------------------------------
      (Charles I. Plosser)

   /S/ THOMAS S. RICHARDS              Director                 February 11, 1998
-------------------------------
     (Thomas S. Richards)