Form 10-Q
period 1998-03-31
ROCHESTER GAS & ELECTRIC CORP
filed 1998-05-08
CIK 84557

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended   March  31, 1998
                                    ------------------

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------    ----------------

Commission file number              1-672
                        ------------------------------

                    Rochester Gas and Electric Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              New York                                       16-0612110
-------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        identification No.)

    89 East Avenue, Rochester, NY                               14649
-------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (716) 546-2700
                                                      -------------------------
                                       N/A
     -------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

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

   Common Stock, $5 par value, at April 30, 1998: 38,864,047
                                                 -----------

                                 INDEX


                                                             Page No.
PART I - FINANCIAL INFORMATION

 Consolidated Balance Sheet - March 31,1998 and
  December 31, 1997.........................................  1 - 2

 Consolidated Statement of Income - Three Months Ended
   March 31, 1998 and 1997..................................      3

 Consolidated Statement of Cash Flows - Three Months
  Ended March 31, 1998 and 1997.............................      4

 Notes to Financial Statements..............................  5 - 7

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................... 7 - 15


PART II - OTHER INFORMATION

 Legal Proceedings..........................................     16

 Submission of Matters to a Vote of Security Holders........     16

 Exhibits and Reports on Form 8-K...........................     16

 Signatures.................................................     17


                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)


                                                                    March 31,                 December 31,
Assets                                                                1998                        1997
                                                                   (Unaudited)
------------------------------------------------------------------------------------------------------------
Utility Plant

Electric                                                             $2,463,381                   $2,439,108
Gas                                                                     425,511                      416,989
Common                                                                  136,260                      134,938
Nuclear fuel                                                            246,754                      243,042
                                                                 --------------               --------------
                                                                      3,271,906                    3,234,077
Less: Accumulated depreciation                                        1,547,127                    1,510,074
      Nuclear fuel amortization                                         208,995                      204,294
                                                                 --------------               --------------
                                                                      1,515,784                    1,519,709
Construction work in progress                                            48,784                       74,018
                                                                 --------------               --------------
  Net Utility Plant                                                   1,564,568                    1,593,727
                                                                 --------------               --------------

Current Assets

Cash and cash equivalents                                                68,465                       25,405
Accounts receivable, net of allowance for
  doubtful accounts: 1998 - $27,187, 1997 - $26,926                     136,934                      104,781
Unbilled revenue receivable                                              40,677                       48,438
Materials, supplies and fuels, at average cost                           20,147                       39,929
Prepayments                                                              32,171                       23,818
                                                                 --------------               --------------
  Total Current Assets                                                  298,394                      242,371
                                                                 --------------               --------------
Deferred Debits

Nuclear generating plant decommissioning fund                           149,669                      132,540
Nine Mile Two deferred costs                                             30,046                       30,309
Unamortized debt expense                                                 16,412                       16,943
Other deferred debits                                                    26,124                       20,411
Regulatory assets                                                       212,058                      231,988
                                                                 --------------               --------------
  Total Deferred Debits                                                 434,309                      432,191
                                                                 --------------               --------------
        Total Assets                                                 $2,297,271                   $2,268,289
                                                                 --------------               --------------

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)


                                                                         March 31,                     December 31,
Capitalization and Liabilities                                             1998                            1997
                                                                        (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
Capitalization

Long term debt - mortgage bonds                                        $  485,451                      $  485,434
               - promissory notes                                         101,900                         101,900
Preferred stock redeemable at option of Company                            47,000                          47,000
Preferred stock subject to mandatory redemption                            35,000                          35,000

Common shareholders' equity:
 Common Stock
  Authorized 50,000,000 shares; 38,864,047
  shares outstanding at March 31, 1998
  and 38,862,347 shares outstanding at
  December 31, 1997.                                                      699,255                         699,031
 Retained earnings                                                        128,763                         109,313
                                                                 ----------------                ----------------
  Total common shareholders' equity                                       828,018                         808,344
                                                                 ----------------                ----------------
  Total Capitalization                                                  1,497,369                       1,477,678
                                                                 ----------------                ----------------

Long Term Liabilities (Department of Energy)

 Nuclear waste disposal                                                    84,392                          83,261
 Uranium enrichment decommissioning                                        13,475                          13,465
                                                                 ----------------                ----------------
  Total Long Term Liabilities                                              97,867                          96,726
                                                                 ----------------                ----------------
Current Liabilities

 Long term debt due within one year                                        30,000                          30,000
 Preferred stock redeemable within one year                                10,000                          10,000
 Short term debt                                                                0                          20,000
 Accounts payable                                                          45,325                          53,195
 Dividends payable                                                         18,793                          18,791
 Taxes accrued                                                             10,020                           5,041
 Interest accrued                                                          13,351                           8,593
 Other                                                                     89,146                          43,697
                                                                 ----------------                ----------------
  Total Current Liabilities                                               216,635                         189,317
                                                                 ----------------                ----------------
Deferred Credits and Other Liabilities

 Accumulated deferred income taxes                                        326,630                         344,969
 Pension costs accrued                                                     71,239                          67,361
 Other                                                                     87,531                          92,238
                                                                 ----------------                ----------------
  Total Deferred Credits and Other Liabilities                            485,400                         504,568
                                                                 ----------------                ----------------
Commitments and Other Matters                                                 --                               --
                                                                 ----------------                ----------------
  Total Capitalization and Liabilities                                 $2,297,271                      $2,268,289
---------------------------------------------------------------------------------                ----------------



                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)


                                                For the Three Months Ended
                                                         March 31,
                                                      1998          1997
---------------------------------------         --------------------------
Operating Revenues
 Electric                                          $161,821      $174,063
 Gas                                                113,515       136,993
                                                   --------      --------
                                                    275,336       311,056
 Electric sales to other utilities                    7,180         3,789
                                                   --------      --------
  Total Operating Revenues                          282,516       314,845
                                                   --------      --------

Fuel Expenses
 Fuel for electric generation                        11,799        10,832
 Purchased electricity                                5,444         4,884
 Gas purchased for resale                            61,663        79,355
                                                   --------      --------
  Total Fuel Expenses                                78,906        95,071
                                                   --------      --------
Operating Revenue less Fuel Expenses                203,610       219,774

Other Operating Expenses
 Operations excluding fuel expenses                  59,794        64,194
 Maintenance                                          9,515        11,530
 Depreciation and amortization                       29,182        29,212
 Taxes--local, state and other                       32,530        34,967
 Federal income tax                                  23,679        24,677
                                                   --------      --------
  Total Other Operating Expenses                    154,700       164,580
                                                   --------      --------
Operating Income                                     48,910        55,194


Other (Income) and Deductions
 Allowance for other funds
  used during construction                              (93)          (71)
 Federal income tax                                     449          (763)
 Other--net                                          (1,134)        1,184
                                                   --------      --------
  Total Other (Income) and Deductions                  (778)          350
                                                   --------      --------
Income before Interest Charges                       49,688        54,844


Interest Charges
 Long term debt                                      10,784        11,853
 Other--net                                             799         1,672
 Allowance for borrowed funds
  used during construction                             (150)         (114)
                                                   --------      --------
   Total Interest Charges                            11,433        13,411
                                                   --------      --------
Net Income                                           38,255        41,433
                                                   --------      --------
Dividends on Preferred Stock                          1,305         1,704
                                                   --------      --------
Earnings Applicable to Common Stock                $ 36,950      $ 39,729
                                                   --------      --------

Average Number of Common Shares (000's)
 Common Stock                                        38,863        38,851
 Common Stock and Equivalents                        39,014        38,851

Earnings per Common Shares--Basic                     $0.95         $1.02
Earnings per Common Shares--Diluted                   $0.95         $1.02
Cash Dividends Paid per Common Share                  $0.45         $0.45


                    ROCHESTER GAS AND ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                         Three Months Ended
(Thousands of Dollars)                                        March 31,
----------------------------------------------------------------------------
                                                          1998        1997
                                                       ---------------------
CASH FLOW FROM OPERATING ACTIVITIES                     $ 38,255    $ 41,433
Net income
Adjustments to reconcile net income to net
 cash provided from operating activities:
Depreciation and amortization                             33,869      34,047
Deferred fuel                                             13,443      14,165
Deferred income taxes                                    (16,281)    (10,356)
Allowance for funds used during construction                (243)       (185)
Unbilled revenue, net                                      7,761       7,197
Nuclear generating plant decommissioning fund             (5,227)     (5,031)
Pension costs accrued                                     (3,246)     (1,417)
Post employment benefit                                    2,125       2,580
Changes in certain current assets and liabilities:
 Accounts receivable                                     (32,153)    (26,168)
 Materials, supplies and fuels                            19,782      22,294
 Taxes accrued                                             4,979      35,845
 Accounts payable                                         (7,870)     (7,975)
 Other current assets and liabilities, net                29,180      (5,434)
Other, net                                                   256      11,240
                                                        --------    --------
  Total Operating                                         84,630     112,235
                                                        --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                           (15,475)    (12,006)
Other, net                                                    (7)        --
                                                        --------    --------
  Total Investing                                        (15,482)    (12,006)
                                                        --------    --------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/issuance of common stock                                 42         --
Short term borrowings                                    (20,000)    (14,000)
Dividends paid on preferred stock                         (1,305)     (1,866)
Dividends paid on common stock                           (17,488)    (17,483)
Other, net                                                12,663      (1,900)
                                                        --------    --------
  Total Financing                                        (26,088)    (35,249)
                                                        --------    --------
  Increase in cash and cash equivalents                   43,060      64,980
  Cash and cash equivalents at beginning of period        25,405      21,301
                                                        --------    --------
  Cash and cash equivalents at end of period             $68,465     $86,281
                                                        --------    --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION          Three Months Ended
(Thousands of Dollars)                                        March 31,
----------------------------------------------------------------------------
                                                          1998        1997
                                                        --------    --------
Cash Paid During the Period

Interest paid (net of capitalized amount)                $ 6,293     $ 8,870
                                                        --------    --------
Income tax paid                                          $ 4,660        --
                                                        --------    --------


ROCHESTER GAS AND ELECTRIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1:  GENERAL


    The Company, in the opinion of management, has included adjustments (which include normal recurring adjustments) necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating, and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2.  COMMITMENTS AND OTHER MATTERS


   The following matters supplement the information contained in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and should be read in conjunction with the material contained in that Note.


LITIGATION


     PSC Competitive Opportunities Case Settlement.  In an Opinion issued
     ----------------------------------------------
January 14, 1998 the PSC confirmed its November 1997 approval of the Company's Settlement Agreement (the "Settlement"). The Company is in the process of implementing the Settlement. Several parties to the settlement negotiations have petitioned for rehearing and another has commenced an action for declaratory and injunctive relief as to certain portions of the Settlement and the PSC's approval of it. The Company has responded to the petitions for rehearing and will oppose the action for declaratory and injunctive relief. At this time, the Company is unable to predict the outcome of these challenges.

     Litigation with Co-Generator.  With respect to the litigation previously
     ----------------------------
described in the Company's 1997 Annual Report on Form 10-K relating to the Power Purchase Agreement ("PPA") with Kamine/Besicorp Allegany L.P. and the related antitrust litigation brought against the Company by General Electric Capital Corporation, a tentative settlement agreement has been reached under which all such litigation would be dismissed and the PPA would be terminated.

     The terms of the tentative settlement must be finalized in a Global Settlement Agreement and receive the approval of the New York Public Service Commission ("PSC")and the U.S. Bankruptcy Court in Newark, N.J. where Kamine is currently a debtor in a Chapter 11 case. The Company has offered as part of the settlement to purchase the 65-megawatt, gas-fired plant, which will be sold in the bankruptcy proceeding.

     The Company does not expect the terms of the settlement to have any material effect on its earnings. The PSC Settlement Agreement contains provisions which would accommodate the tentative settlement and, assuming approval of the settlement by the PSC, its overall cost is expected to be recovered in the rates for utility service.

   Department of Justice Lawsuit.  On February 20, 1998, the Company and the
   --------------------------------
Department of Justice entered into a stipulation agreeing to a Consent Judgement in the civil litigation brought against the Company by the Antitrust Division of the Department of Justice. On March 19, 1998, the Department of Justice filed the Competitive Impact Statement relating to this litigation and notified the Court that it was being sent along with the Consent Judgement for publication in compliance with the Antitrust Procedures and Penalties Act, 15 U.S.C. (S) 16(b). Publication of the Competitive Impact Statement on March 30, 1998 has triggered a 60-day public comment period, after which the Consent Judgement may be signed by the Court unless the Department of Justice withdraws its consent. By the terms of the Consent Judgement, the Company shall not enforce the challenged provision in the contract with the University of Rochester or include any such provision in any other flexible rate contract, nor will it enter into or enforce a covenant or agreement not to compete in the sale of electricity with any competitor or potential competitor in the retail sale of electricity. Agreements not to compete that are reasonably ancillary to certain agreements will not be interpreted as a violation of the Consent Judgement. The types of agreements excluded from the injunction against covenants not to compete include employment contracts, personal service contracts, agreements regarding the sale or purchase of a business, joint ventures or partnerships, retail marketing agreements, consulting agreements, and portfolio management contracts. Nothing in the Consent Judgement prohibits the Company from engaging in any conduct which is exempt from or immune under the antitrust laws. The Consent Judgement has a ten-year term, but may be terminated sooner if the Company can demonstrate that competitors have achieved a certain level of sales in the market for non-residential retail sales of electricity made at unregulated prices in Monroe County. In addition, the Company agreed to maintain an antitrust compliance program.

ENVIRONMENTAL MATTERS

   Opacity Issue.  The negotiations with the New York State Department of
   --------------
Environmental Conservation to resolve allegations of past opacity violations at the Company's Beebee and Russell Stations has resulted in a Stipulation and Order resolving the matter, which was entered in New York State Supreme Court on March 18, 1998. The Stipulation and Order requires payment of a $400,000 civil penalty, implementation of an environmental benefit project valued at $700,000, and the completion of specified engineering work at the Stations. Opacity violations occurring after entry of the Stipulation and Order are subject to automatic stipulated penalties which will not be significant. The derating of the Stations has been reduced as a result of system upgrades which are expected to be completed in May 1998.

NUCLEAR-RELATED MATTERS

   Uranium Enrichment Decontamination and Decommissioning Fund. The litigation
   -------------------------------------------------------------
by a group of utilities against the Department of Energy(DOE) concerning the right of DOE to assess utilities for decommissioning costs, which was decided against the utilities in the Court of Appeals for the Federal Circuit, is still awaiting a decision by the United States Supreme Court on whether it will review the Court of Appeals decision.

   Decommissioning Costs.  The Nuclear Regulatory Commission (NRC) has issued a
   ----------------------
policy statement relating to industry restructuring which addresses, in part, the prospects of joint and several liability of co-owners for nuclear decommissioning costs, such as co-owners of Nine mile Two. The NRC recognizes that co-owners generally divide costs and output from their facilities by using a contractually-defined, pro rata share standard. The NRC has implicitly accepted this practice in the past and believes that it should continue to be the operative practice, but reserves the right, in highly unusual situations where adequate protection of public health and safety would be compromised if such action were not taken, to consider imposing joint and several liability on co-owners when one or more co-owners have defaulted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company. This assessment contains statements which are not historical fact and which can be classified as forward looking. These statements can be identified by the use of certain words which suggest forward looking information such as "believes", "expects", "projects", "estimates" and "anticipates" or, words which relate to
future goals or strategies.   In addition to the assumptions and other factors
referred to specifically in connection with such statements, some of the factors that could make a significant difference in the forward-looking statements include: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the electric and natural gas industries; recoverability of environmental compliance costs and nuclear decommissioning costs through rates; industrial, commercial and residential growth in the service territories; technological developments; the weather and other natural phenomena; growth in opportunities for the Company's unregulated subsidiary operations; the timing and extent of changes in commodity prices and interest rates; and other considerations that may be disclosed from time to time in the Company's publicly disseminated documents and filings.

      Shown below is a listing of the principal items discussed.


     Earnings Summary                           Page  7
     Competition                                Page  8
      PSC Competitive Opportunities Case Settlement
      Business and Financial Strategy
      PSC Proceeding on Nuclear Generation
      FERC Open Transmission Orders and Company filings
      PSC Gas Restructuring Proceeding



     Rates and Regulatory Matters               Page 13

       1996 Electric Rate Settlement
       1995 Gas Settlement

      Flexible Pricing Tariff


     Liquidity and Capital Resources            Page 13
       Capital and Other Requirements
       Financing
       Fossil Unit Ratings and Status


     Results of Operations                      Page 15



     Dividend Policy                            Page 15



EARNINGS SUMMARY


       Basic and diluted earnings per common share for the three months ended March 31, 1998 were $.95 compared to $1.02 for the same period a year ago. The seven-cent per share decrease was primarily due to the mild winter weather partially offset by decreases in total expenses. Retail electric sales were down 5.6% for the quarter compared to last year. Gas sales were down 11.2% in the same comparison periods. Temperatures in the first quarter were 13.6% warmer than in 1997 on a heating-degree day basis.

     The impact of developing competition in the energy marketplace may affect future earnings. The Settlement allows for a phase-in to open electric markets while lowering customer prices and establishing an opportunity for competitive returns on shareholder investments. The nature and magnitude of the potential impact of the Competitive Opportunities Settlement on the Company will depend on several factors, the availability of qualified energy suppliers in the Company's service territory, the degree of customer participation and ultimate selection of an alternative energy supplier, the Company's ability to be competitive by controlling its operating expenses, and the Company's ultimate success in the development of its unregulated business opportunities as permitted under the Settlement.

     Future earnings will also be affected, in part, by the Company's degree of success in remarketing its excess gas capacity as set under the terms of the 1995 Gas Settlement and in controlling its local gas distribution costs. The Company believes it will be successful in meeting the 1995 Gas Settlement targets over the remaining period of the Settlement, although no assurance may be given.



COMPETITION


       See the Company's Form 10-K for the fiscal year ended December 31, 1997,
Item 8.- Note 10 of the Notes to Financial Statements for a discussion of regulatory and strandable assets and related accounting issues.



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


     PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. The Settlement provides for a transition to competition during its five year term (July 1, 1997 to June 30,
2002) and establishes the Company's electric rates for each annual period. A Retail Access Program will be phased in, allowing customers to purchase electricity, and later electricity and capacity commitments, from sources other
than the Company.   The Company will be given a reasonable opportunity to
recover prudently incurred costs, including those pertaining to generation and purchased power. The Settlement also requires the Company to functionally separate its component operations: distribution, generation, and retailing. Any unregulated retail operations must be structurally separate from the regulated utility functions but may be funded with up to $100 million. Although the Settlement provides incentives for the sale of generating assets, it requires neither divestiture of generating or other assets nor write off of stranded costs. The Company believes that the Settlement will not adversely affect its eligibility to continue to apply SFAS-71- "Accounting for the Effects of Certain Types of Regulation", with the exception of certain to-go costs associated with non-nuclear generation. If, contrary to the Company's view, such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required.

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

     Retail Access.   The Company's Energy Choice Program began with the filing
of a new tariff titled PSC No-15 Electric Distribution Service on December 1, 1997. The Distribution Tariff establishes the rates, rules and policies that govern the distribution, transmission, and sale of related electric services to unregulated load-serving entities ("LSEs" or "Distribution Customers").

     The PSC approved the Distribution Tariff on January 21, 1998 for the Pilot Program for Farmers and Food Processors (the Dairylea Pilot Program) which commenced on February 1, 1998 and concludes on January 31, 2000. The Company also submitted an Operating Agreement and a Customer Manual. The Operating Agreement is the legal document that will be signed by LSEs and the Company, and the Customer Manual is the day to day operating guide developed for use by the LSEs.

     Three LSEs, Energetix, New Energy Ventures and NORESCO, have executed the Company's Operating Agreement under the Dairylea Pilot Program and have begun offering unregulated retail services to eligible farmers and food processors.

     By an order issued April 10, 1998, the PSC approved the Distribution Tariff for the permanent retail access program. The Company's full Retail Access Program, available to all its customers, begins on July 1, 1998 and is phased-in annually subject to certain usage limits under the Company's Competitive Opportunities Settlement. During the first year of the program customers whose electric loads represent approximately 10% of the Company's total annual retail sales will be eligible to purchase electricity from qualified LSEs. On July 1, 1999, the percent of total sales increases to 20%, and customers would purchase both electricity and capacity commitments. On July 1, 2000, the percent moves to 30%, and on July 1, 2001, all retail customers will be eligible to purchase energy and capacity from alternative suppliers.

     During the energy only stage of Retail Access, beginning July 1, 1998, the Company's distribution rate will be set by deducting 2.3 cents per kilowatt hour
(kWh) from its full service (bundled) rates and LSEs will be entitled to purchase electricity from the Company at a rate of 1.9 cents per kWh. During the energy and capacity stage, beginning July 1, 1999, the deduction from full service rates will become 3.2 cents per kWh.

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


     Although the Company is not obligated to divest its interest in jointly-owned facilities, Niagara Mohawk Power Corporation has agreed in a separate settlement to divest all of its non-nuclear generation, including its 76 percent interest in the Oswego 6 oil-fired generating facility, the remainder of which is owned by the Company. The Company has concluded that it is in its best interest to include its minority interest in Oswego 6 in the sale being conducted by Niagara Mohawk . Gains or losses on the sale will be subject to the foregoing treatment under the Settlement.

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


     BUSINESS AND FINANCIAL STRATEGY. Under the terms of the Settlement, the Company is functionally separating its generation, distribution, and regulated energy services businesses. As permitted by the Settlement, the Company has established a separate unregulated subsidiary called Energetix which will be able to compete for energy, energy services and products both in and outside the Company's existing franchise service territory. Energetix is expected to move its operations into a separate facility by June 30, 1998. The Company has also developed an integrated financial strategy which includes new business development initiatives and a Common Stock share repurchase program. See the Company's 1997 Form 10-K, Item 7.- "Competition" under "Nuclear Operating Company" for a discussion of organizing utilities' plans to establish a New York Nuclear Operating Company.

     Energy Choice. Within the framework of the Energy Choice Program, the Company will unbundle traditional utility services. Retail electric customers in the Company's service territory will have the opportunity to purchase energy, capacity, and retailing services from competitive energy service companies, referred to as distribution customers. They may also continue to purchase fully-bundled electric service from the Company under existing retail tariffs.

     General Structure. Energy Choice adopts the "single-retailer" model for the relationship between RG&E, the distribution customers, and retail customers. Under the "single-retailer" model the regulated utility's customer is the distribution customer, whose customers are the retail customers. A distribution customer purchases delivery services from RG&E, and bundles those services with energy and retailing and any other products or services they wish to sell, to meet the needs of their own retail customers. The relationship between the regulated utility and retail customers is substantially eliminated. The distribution customer assumes responsibility for providing its retail customers with bundled energy and delivery services, and for virtually all related retailing functions, including direct contact and communications with retail
customers.   With the exception of transmission and distribution service, the distribution customer will procure for its customers, or will itself create and provide them with, all necessary components of fully bundled service on a competitive basis.

     Throughout the term of the Settlement, RG&E will continue to provide regulated and fully bundled electric service under its retail service tariff to customers who choose to continue with or return to such service, and to customers to whom no competitive alternative is offered.

     Until the development of a wholesale market for generating capacity, there will be no suitable mechanism for the reallocation, from the regulated utility to the distribution customer, of responsibility for ensuring adequate installed reserve capacity. Accordingly, during the initial "Energy Only" stage of the Energy Choice Program (July 1, 1998 to July 1, 1999), distribution customers will be able to choose their own sources of energy supply, while RG&E will provide to distribution customers, and will be compensated for, the generating capacity (installed reserve) needed to serve their retail customers reliably. During the "Energy and Capacity" stage commencing July 1, 1999, the distribution customers will be able to select, and will be responsible for procuring, generating capacity, as well as energy, to serve the loads of their retail customers, and distribution charges will be accordingly reduced as hereinafter described. If by July 1, 1998 there is not a functioning Statewide energy and capacity market (see discussion under FERC Open Transmission Orders), the Company may petition the PSC for deferral of the scheduled commencement of the Energy and Capacity stage.

     Summary. The PSC has approved both the pilot program and full-scale retail access tariffs proposed by RG&E, subject to modifications that will not substantially change either program. The availability of distribution customers to serve eligible customers and how quickly they decide to become involved cannot be determined. Likewise, the Company is not able to predict the number of customers that may choose to no longer be served under the Company's regulated tariffs. Three distribution customers have been qualified by RG&E to serve retail customers under this program. As of March 31, 1998 all 3,413 kWh sales of electricity to distribution customers were made on a full-requirements basis which include both delivery services and energy.

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

     In April the Company announced that Energetix had agreed to acquire Griffith Energy, the second largest oil and propane distribution Company in New York State. Griffith has approximately 350 employees and operates 16 customer service centers. Griffith will give Energetix access to 65,000 new customers. The acquisition (a cash transaction which will be financed as an installment sale over a number of years) is expected to be completed later this year.

     Energetix also announced an alliance with the Greater Rochester Metro Chamber of Commerce to offer discounts on energy to the Chamber's 3,400 members. In June, Energetix plans to launch ServiceCare, an appliance service program.

     Energetix intends to market electricity, natural gas, oil and propane fuel energy services mainly over an area extending in a 150-mile radius of Rochester.

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

     Stock Repurchase Plan. By order issued April 24, 1998 the PSC approved a Stock Repurchase Plan providing for the repurchase of Common Stock having an aggregate market value of not to exceed $145,000,000. The Company expects to begin the repurchasing program in the second quarter of 1998.


       PSC PROCEEDING ON NUCLEAR GENERATION. On March 20, 1998, the PSC initiated a proceeding to examine a number of issues raised by the Staff position paper on nuclear generation and the comments received in response to it. In reviewing the Staff paper and parties' comments, the PSC (a) adopted as a rebuttable presumption the premise that nuclear power should be priced on a market basis to the same degree as power from other sources, with parties challenging that premise having to bear a substantial burden of persuasion, (b) characterized the proposals in the Staff paper as by and large consistent in concept with the PSC's goal of a competitive, market-based electricity industry,
(c) questioned Staff's position that would leave funding and other decommissioning responsibilities with the sellers of nuclear power interests and
(d) indicated interest in the potential for the New York Nuclear Operating Company (NYNOC) (see the Company's 1997 Form 10-K, Item 7, under Competition Nuclear Operating Company) to benefit customers through efficiency gains and directed pursuit of that matter in this nuclear generating proceeding or separately upon the filing of a formal NYNOC proposal. The Company's strandable assets in nuclear plant could be impacted by the outcome of this proceeding.
The proceeding is intended to be completed by the second quarter of 1999.



FERC OPEN TRANSMISSION ORDERS AND COMPANY FILINGS. On January 31, 1997, the New York electric utilities filed a "Comprehensive Proposal To Restructure the New York Wholesale Electric Market" with the FERC. As proposed, the existing New York Power Pool (NYPP) will be dissolved and an independent system operator
(ISO) will administer a state-wide open access tariff and provide for the short-term reliable operation of the bulk power system in the state. In addition to proposing a FERC-endorsed ISO, the proposal calls for creation of a New York Power Exchange and a New York State Reliability Council. An additional supplemental filing with FERC was made on December 19,1997 which lays out a specific timeframe for the implementation of a competitive wholesale electricity market in New York State. The utilities had requested FERC approval of the restructuring plan no later than March 31, 1998, in order to establish an operating ISO by June 30, 1998. Several parties have filed protests and requests for clarification of the Utilities' supplemental filing. The NYPP members have responded to these filings. At this time there is no formal timetable for action by FERC. A technical conference to explore issues related to ISO proposals was held by FERC on April 14 and 15, 1998, but no actions were taken as a result of the conference. The timetable for retail competition in New York State has been established for individual utilities in settlements in the Competitive Opportunities Proceeding. If FERC action on the ISO proposal is delayed for a significant period, the Company's schedule for retail market implementation could be affected. Any request to delay full implementation of capacity and energy competition beyond July of 1999 based on a delayed FERC approval of the ISO would require PSC approval.

     Significant changes to pricing procedures now in effect within NYPP are expected, but it is unclear what effect these changes may have once other regulatory changes in New York State are implemented. At the present time, the Company cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations or the financial condition of the Company.



       PSC GAS RESTRUCTURING PROCEEDING. On April 1, 1998, the Company filed its Plans for Addressing Natural Gas Capacity Issues, as required by the PSC's September 4, 1997 Order in the Proceeding on Restructuring the Energy Competitive National Gas Industry. In its Plans, the Company proposes that the PSC deal with transportation and storage capacity issues on a utility-by-utility basis, subject to certain principles that should apply to all. These general principles include: ensuring reliability; allowing the utility a fair opportunity to recover the prudently incurred costs of upstream capacity and the costs of implementing an unbundled transportation system; not making utilities responsible for promoting competitor's interests; and eliminating unnecessary and unfair cost burdens from governmental social programs. Based on the assumption that the PSC will continue movement toward gas retail access, the Company proposes that the "single-retailer" model incorporated in the electric Competitive Opportunities Settlement (see preceding discussion) be used for gas as well. The Company believes that it must retain some level of capacity to serve customers who do not leave the system and to provide necessary balancing for the system. Further, the Company's Plans include efforts to renegotiate existing capacity contracts to reduce current obligations and to realign them with system needs. The Company's Plan also include providing appropriate methods to prevent the Company and its remaining customers from bearing the costs caused by the departure of other customers. These methods include mandatory capacity assignment and establishment of a surcharge for departing customers. Finally, the Company has proposed the use of portfolio management as a means of managing capacity assets with the objective of mitigating strandable costs. At this time the Company cannot predict what action the PSC will take in this matter.

       On April 3, 1998, the PSC issued an Order denying the Company's Petition to defer, for subsequent recovery, costs associated with the implementation of PSC-related required measures intended to further competition in the gas market. Under the Order, the Company would be precluded from recovering approximately $1.20 million incurred in 1996 and $.86 million incurred in 1997. On May 4, 1998 the Company filed a Petition for reconsideration of the PSC's decision.



RATES AND REGULATORY MATTERS


       1996 ELECTRIC RATE SETTLEMENT.   The PSC approved a Settlement Agreement
(1996 Rate Settlement) among the Company, PSC Staff and several other parties which set rates for a three-year period, ending June 30, 1999. The Competitive Opportunities Settlement (Settlement) discussed earlier supersedes the 1996 Rate Settlement. After approval of the Settlement becomes final and non-appealable the Company will terminate its petition seeking judicial review of the 1996 Rate Settlement.

       1995 GAS SETTLEMENT.   The 1995 Gas Settlement affects the rate treatment
of various gas costs through October 31, 1998. For further information with respect to the 1995 Gas Settlement see the Company's 1997 Form 10-K, Item 7 under Rates and Regulatory Matters.

       FLEXIBLE PRICING TARIFF. Under its flexible pricing tariff for major industrial and commercial electric customers, the Company may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. For further information with respect to the flexible pricing tariff see the Company's 1997 Form 10-K,
Item 7 under Rates and Regulatory Matters.


LIQUIDITY AND CAPITAL RESOURCES

       During the first three months of 1998 cash flow from operations (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the payment of dividends and short-term debt. At March 31, 1998 the Company had cash and cash equivalents of $68.5 million. Capital requirements during 1998 are anticipated to be satisfied primarily from the combination of internally generated funds and the use of short-term credit arrangements.

       CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production and the repayment of existing debt. The Company has no plans to install additional baseload generation.

      Total 1998 capital requirements are currently estimated at $165 million, of which $125 million is for construction and $40 million is for the redemption of maturing securities and sinking fund obligations. Approximately $16 million had been expended for construction as of March 31, 1998, reflecting primarily expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains.

      Purchased Power Requirement. Under federal and New York State laws and regulations, the Company is required to purchase the electrical output of unregulated cogeneration facilities which meet certain criteria (Qualifying Facilities). The Company was compelled by regulators to enter into a contract with Kamine for approximately 55 megawatts of capacity. In February, 1998 a tentative agreement was reached under which the Company would purchase the 65-megawatt, gas-fired plant, the Kamine contract would be terminated and related litigation would be dismissed . The circumstances regarding the Kamine contract, related litigation and the tentative settlement are discussed in this report under Note 2 of the Notes to Financial Statements and in the Company's 1997 Form 10-K under Item 8, Note 10 of the Notes to Financial Statements. The Company has no other long-term obligations to purchase energy from Qualifying Facilities.

     Year 2000 Computer Issues. As the year 2000 approaches many companies face a potentially serious information and operational systems (computer and processor-based devices) problem because many software applications and embedded systems programs created in the past will not properly recognize calendar dates beginning with the year 2000. At this time the Company believes that the problem is being addressed properly, and has begun an extensive program to identify devices and software applications which must be replaced or altered in order to prevent any adverse operational or financial impacts. The Company believes it will incur approximately $15 million of costs through January 1, 2000, associated with making the necessary modifications identified to date.

      FINANCING. The Company had no long-term financing during the first quarter of 1998. (See Form 10-K for the fiscal year ended December 31, 1997, Item 8.
Note 9. Short-Term Debt, regarding the Company's short-term borrowing arrangements.)

     FOSSIL UNIT RATINGS AND STATUS. Several of the Company's fossil-fueled generating units have been derated since February 1997 to maintain acceptable opacity levels while the Company investigated additional engineering solutions to address the opacity of the Units' emissions ( see Note 2 of the Notes to Financial Statements under the heading "Environmental Matters, Opacity Issue"). The derating of the units has been reduced as a result of system upgrades which are expected to be completed in May 1998. The financial impact of the deratings included the lost opportunity associated with energy sales and, at times, the need to make additional purchases to meet system requirements. While the deratings have decreased earnings, the amount has not been nor is it expected to be significant.

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

     On December 1, 1997 Niagara announced a plan to sell its fossil-fueled and hydroelectric generating stations by auction in 1998. This plan was agreed to as part of Niagara's PowerChoice Settlement with the PSC. The Company intends to include its 24 percent share of the Oswego Steam Station Unit 6 (Oswego 6) for sale as part of Niagara's auction. Any gains or losses realized by the Company from the sale of its share of Oswego 6 would be treated in accordance with the terms of the Settlement under the Competitive Opportunities Proceeding.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month period ended March 31, 1998 to the three-month period ended March 31, 1997.

      OPERATING REVENUES AND SALES. Total Company revenues for the first three months of 1998 were $32.3 million or 10% below the first three months of 1997. Primary factors were lower kWh sales of electricity and lower therm sales of gas due to this year's markedly milder winter season partially offset by higher electric sales to other utilities.

     FUEL EXPENSES. The fuel expenses decrease in the first quarter of 1998 was driven by a decrease in gas purchased for resale expense due to reduced volume from a warmer heating season. The purchased gas expense was partially offset by higher electric fuel costs for electric generation to support the higher electric sales to other utilities.

      OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES. The decreases in operations excluding fuel and maintenance expenses reflect mainly rebates on insurance policies, a decreased expense associated with uncollectible accounts in the first quarter of 1998 and higher expenses incurred in the first quarter of 1997 as a result of wind storms.

      TAXES. The decrease in local, state and other taxes reflects mainly lower revenue taxes due to decreased revenues and lower property taxes due to decreased rates and/or assessments.

      Federal Income tax was essentially flat despite lower taxable income in the first quarter of 1998 compared to a year ago, due to the 1997 reversal of a prior provision for the in-service date of Nine Mile Two as a result of an agreement reached with the Internal Revenue Service.

   OTHER STATEMENT OF INCOME ITEMS. The decrease in Other Income and Deductions, Other-net reflects mainly accounting adjustments relating to the elimination of Nine Mile Two O&M expense deferral mechanism which is no longer required under the Competitive Opportunities Settlement. Interest charges decreased due to refinancings and the early redemption of long-term debt in 1997 as well as a lower miscellaneous interest charges on pension and other post-employment benefits.

DIVIDEND POLICY

     On March 18, 1998, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on April 25, 1998 to shareholders of record on April 2, 1998. The level of future cash dividend payments on Common Stock will be dependent upon the Company's future earnings, its financial requirements, and other factors. The Company's Certificate of Incorporation provides for the payment of dividends on Common Stock out of the surplus net profits (retained earnings) of the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a)  The Company's Annual Meeting of Shareholders was held on April 15, 1998.

 (b) Susan R. Holliday was elected for a two year term expiring at the Annual Meeting of Shareholders in 2000. The following Directors were elected for three year terms expiring at the Annual Meeting of Shareholders in 2001:
      Angelo J. Chiarella, Mark B. Grier, Jay T. Holmes and Cornelius J. Murphy. The following Directors elected at previous Annual Meetings continue as members of the Board: Samuel T. Hubbard, Jr., Roger W. Kober, Constance M. Mitchell, Allan E. Dugan, Charles I. Plosser and Thomas S. Richards.

 (c) The nominees for election as directors were elected by the following vote:

                                Shares     Shares
                                 For      Withheld
                              ----------  --------

       Susan R. Holliday      33,357,299   454,662
       Angelo J. Chiarella    33,360,745   451,216
       Mark B. Grier          33,217,994   593,967
       Jay T. Holmes          33,352,276   459,685
       Cornelius J. Murphy    33,344,173   467,788


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits:  See Exhibit Index below.

 (b)  Reports on Form 8-K:

       The Company filed a Form 8-K dated February 12, 1998, reporting under
Item 5, Other Events, a tentative settlement agreement with respect to a Power Purchase Agreement between the Company and Kamine/Besicorp Allegany L.P.



                                 EXHIBIT INDEX


Exhibit 10 (A) Change of Control Agreement dated as of March 1, 1998 between the Company and Paul C. Wilkens.

Exhibit 27     Financial Data Schedule pursuant to Item 601 (c) of
               Regulation S-K.


(A) Denotes executive compensation plan or arrangement.

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


                                ROCHESTER GAS AND ELECTRIC CORPORATION
                                --------------------------------------
                                            (Registrant)



Date: May 8, 1998               By    /s/    J.B. STOKES
                                   --------------------------------------
                                             J. Burt Stokes
                                Senior Vice President, Corporate Services
                                        and Chief Financial Officer


Date: May 8, 1998               By   /s/  WILLIAM J. REDDY
                                   --------------------------------------
                                           William J. Reddy
                                             Controller