Form 10-Q
period 1998-06-30
ROCHESTER GAS & ELECTRIC CORP
filed 1998-08-10
CIK 84557

                      SECURITIES AND EXCHANGE COMMISSION



                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended   June  30, 1998
                                    -------------------------------------

                                    OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ---------------------   ------------------



     Commission file number                             1-672
                            --------------------------------------------------


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

      Common Stock, $5 par value, at July 31, 1998: 38,600,130
                                                   -----------

                                 INDEX



                                                                        Page No.


PART I - FINANCIAL INFORMATION

 Consolidated Balance Sheet - June 30, 1998 and
    December 31, 1997.................................................  1 - 2

 Consolidated Statements of Income - Three Months and Six
   Months Ended June 30, 1998 and 1997................................  3 - 4

 Consolidated Statement of Cash Flows - Six Months Ended
    June 30, 1998 and 1997............................................      5

 Notes to Financial Statements........................................   6-10

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations  ............................. 10 -18


PART II - OTHER INFORMATION

 Legal Proceedings  ..................................................     19

 Other Information ...................................................     19

 Exhibits and Reports on Form 8-K ....................................     19

 Signatures ..........................................................     20

ITEM 1. FINANCIAL STATEMENTS


                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                            June 30,              December 31,
                                              1998                   1997
Assets                                     (Unaudited)
-------------------------------------------------------------------------------

Utility Plant

Electric                                   $2,466,746             $2,439,108
Gas                                           427,667                416,989
Common                                        136,363                134,938
Nuclear fuel                                  253,095                243,042
                                       --------------           ------------
                                            3,283,871              3,234,077
Less: Accumulated depreciation              1,574,548              1,510,074
      Nuclear fuel amortization               213,039                204,294
                                       --------------           ------------
                                            1,496,284              1,519,709
Construction work in progress                  60,420                 74,018
                                       --------------           ------------
 Net Utility Plant                          1,556,704              1,593,727
                                       --------------           ------------

Current Assets

Cash and cash equivalents                      59,639                 25,405
Accounts receivable, net of
 allowance for doubtful accounts:
 1998 - $27,271, 1997 - $26,926                82,598                104,781
Unbilled revenue receivable                    26,011                 48,438
Materials, supplies and fuels, at
 average cost                                  32,680                 39,929
Prepayments                                    25,355                 23,818
                                       --------------           ------------
  Total Current Assets                        226,283                242,371
                                       --------------           ------------

Deferred Debits

Nuclear generating plant
 decommissioning fund                         156,742                132,540
Nine Mile Two deferred costs                   29,783                 30,309
Unamortized debt expense                       16,048                 16,943
Other deferred debits                          28,116                 20,411
Regulatory assets                             209,261                231,988
                                       --------------           ------------
  Total Deferred Debits                       439,950                432,191
                                       --------------           ------------
     Total Assets                          $2,222,937             $2,268,289
------------------                     --------------           ------------

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)



                                                        June 30,    December 31,
                                                          1998         1997
Capitalization and Liabilities                         (Unaudited)
--------------------------------------------------------------------------------

Capitalization

Long term debt - mortgage bonds                         $485,468     $485,434
               - promissory notes                        101,900      101,900
Preferred stock redeemable at option of Company           47,000       47,000
Preferred stock subject to mandatory redemption           35,000       35,000

Common shareholders' equity:
 Common stock
  Authorized 50,000,000 shares; 38,712,130
  shares outstanding at June 30, 1998
  and 38,862,347 shares outstanding at
  December 31, 1997                                      699,431      699,031
Retained earnings                                        125,670      109,313
                                                      ----------   ----------
                                                         825,101      808,344
Less: Treasury stock at cost (162,8000 shares)             5,094           --
                                                      ----------   ----------
  Total common shareholders' equity                      820,007      808,344
                                                      ----------   ----------
  Total Capitalization                                 1,489,375    1,477,678
                                                      ----------   ----------
Long Term Liabilities (Department of Energy)

 Nuclear waste disposal                                   85,486       83,261
 Uranium enrichment decommissioning                       13,548       13,465
                                                      ----------   ----------
  Total Long Term Liabilities                             99,034       96,726
                                                      ----------   ----------
Current Liabilities

 Long term debt due within one year                       30,000       30,000
 Preferred stock redeemable within one year               10,000       10,000
 Short term debt                                              --       20,000
 Accounts payable                                         38,224       53,195
 Dividends payable                                        18,720       18,791
 Taxes accrued                                            11,386        5,041
 Interest accrued                                          8,513        8,593
 Other                                                    42,946       43,697
                                                      ----------   ----------
  Total Current Liabilities                              159,789      189,317
                                                      ----------   ----------

Deferred Credits and Other Liabilities

 Accumulated deferred income taxes                       320,583      344,969
 Pension costs accrued                                    71,037       67,361
 Other                                                    83,119       92,238
                                                      ----------   ----------
  Total Deferred Credits and Other Liabilities           474,739      504,568
                                                      ----------   ----------
Commitments and Other Matters                                 --           --
                                                      ----------   ----------
  Total Capitalization and Liabilities                $2,222,937   $2,268,289
----------------------------------------------------------------   ----------

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)


                                          For the Three Months Ended
                                                    June 30,
                                               1998         1997
---------------------------------------     -----------------------

Operating Revenues
  Electric                                   $158,666     $163,355
  Gas                                          46,017       61,053
                                            ----------    ---------
                                              204,683      224,408
  Electric sales to other utilities             6,014        5,011
                                            ----------    ---------
    Total Operating Revenues                  210,697      229,419
                                            ----------    ---------

Operating Expenses
Fuel Expenses
  Fuel for electric generation                 12,661       11,530
  Purchased electricity                         7,167        5,556
  Gas purchased for resale                     29,075       35,727
                                            ----------    ---------
    Total Fuel Expenses                        48,903       52,813
                                            ----------    ---------
Operating Revenue Less Fuel Expenses          161,794      176,606

Other Operating Expenses
  Operations excluding fuel expenses           61,957       64,771
  Maintenance                                  11,178       10,254
  Depreciation and amortization                29,936       29,312
  Taxes - local, state and other               27,802       28,090
  Federal income tax                            7,716       13,054
                                            ----------    ---------
    Total Other Operating Expenses            138,589      145,481
                                            ----------    ---------
Operating Income                               23,205       31,125

Other (Income) and Deductions
  Allowance for other funds
   used during construction                       (99)         (62)
  Federal income tax                            2,489       (1,007)
  Other, net                                   (6,284)         981
                                            ----------    ---------
    Total Other (Income) and Deductions        (3,894)         (88)

Interest Charges
  Long term debt                               10,929       11,287
  Other, net                                      673        1,852
  Allowance for borrowed funds
   used during construction                      (158)         (98)
                                            ----------    ---------
    Total Interest Charges                     11,444       13,041
                                            ----------    ---------
Net Income                                     15,655       18,172
                                            ----------    ---------
Dividends on Preferred Stock                    1,305        1,491
                                            ----------    ---------
Earnings Applicable to Common Stock           $14,350      $16,681
                                            ----------    ---------

Average Number of Common Shares (000's)
   Common Stock                                38,807       38,851
   Common Stock and Equivalents                38,957       38,851

Earnings per Common Share - Basic               $0.37        $0.42
Earnings per Common Share - Diluted             $0.37        $0.42
Cash Dividends Paid per Common Share            $0.45        $0.45

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of Dollars)
                                  (Unaudited)


                                        For the Six Months Ended
                                                 June 30,
                                             1998       1997
-------------------------------------     ----------------------

Operating Revenues
  Electric                                 $320,487    $337,417
  Gas                                       159,532     198,046
                                          ----------   ---------
                                            480,019     535,463
  Electric sales to other utilities          13,193       8,801
                                          ----------   ---------
    Total Operating Revenues                493,212     544,264
                                          ----------   ---------

Operating Expenses
Fuel Expenses
  Fuel for electric generation               24,459      22,362
  Purchased electricity                      12,611      10,440
  Gas purchased for resale                   90,738     115,083
                                          ----------   ---------
    Total Fuel Expenses                     127,808     147,885
                                          ----------   ---------
Operating Revenue Less Fuel Expenses        365,404     396,379

Other Operating Expenses
  Operations excluding fuel expenses        121,751     128,964
  Maintenance                                20,693      21,783
  Depreciation and amortization              59,118      58,524
  Taxes - local, state and other             60,332      63,057
  Federal income tax                         31,395      37,732
                                          ----------   ---------
    Total Other Operating Expenses          293,289     310,060
                                          ----------   ---------
Operating Income                             72,115      86,319

Other (Income) and Deductions
  Allowance for other funds
   used during construction                    (192)       (133)
  Federal income tax                          2,937      (1,770)
  Other, net                                 (7,418)      2,166
                                          ----------   ---------
    Total Other (Income) and Deductions      (4,673)        263

Interest Charges
  Long term debt                             21,713      23,140
  Other, net                                  1,473       3,524
  Allowance for borrowed funds
   used during construction                    (308)       (213)
                                          ----------   ---------
    Total Interest Charges                   22,878      26,451
                                          ----------   ---------
Net Income                                   53,910      59,605
                                          ----------   ---------
Dividends on Preferred Stock                  2,610       3,195
                                          ----------   ---------
Earnings Applicable to Common Stock         $51,300     $56,410
                                          ----------   ---------

Average Number of Common Shares (000's)
   Common Stock                              38,831      38,851
   Common Stock and Equivalents              38,981      38,851

Earnings per Common Share - Basic             $1.32       $1.45
Earnings per Common Share - Diluted           $1.32       $1.45
Cash Dividends Paid per Common Share          $0.90       $0.90

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                            Six Months Ended
(Thousands of Dollars)                                           June 30,
------------------------------------------------------------------------------
                                                             1998        1997
                                                         ----------  ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                  $53,910    $59,605
Adjustments to reconcile net income to net cash provided
 from operating activities:
Depreciation and amortization                                67,800     68,034
Deferred fuel                                                 8,423      9,613
Deferred income taxes                                       (19,002)   (10,158)
Allowance for funds used during construction                   (500)      (345)
Unbilled revenue, net                                        22,427     20,605
Nuclear generating plant decommissioning fund               (10,427)    (9,931)
Pension costs accrued                                        (3,458)    (2,198)
Post employment benefit                                       3,750      3,933
Changes in certain current assets and liabilities:
 Accounts receivable                                         22,183      4,943
 Materials, supplies and fuels                                7,249     14,874
 Taxes accrued                                                6,345      8,698
 Accounts payable                                           (14,971)    (5,041)
 Other current assets and liabilities, net                    6,651        144
Other, net                                                   (2,660)    12,149
                                                         ----------  ---------
  Total Operating                                           147,720    174,925
                                                         ----------  ---------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                              (42,024)   (29,509)
Other, net                                                       (7)        --
                                                         ----------  ---------
  Total Investing                                           (42,031)   (29,509)
                                                         ----------  ---------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/issuance of common stock                                   314         --
Short term borrowings                                       (20,000)   (14,000)
Retirement of preferred stock                                    --    (20,000)
Retirement of long term debt                                     --    (49,668)
Dividends paid on preferred stock                            (2,610)    (3,570)
Dividends paid on common stock                              (34,977)   (34,966)
Purchase of treasury stock                                   (5,094)        --
Other, net                                                   (9,088)    (1,998)
                                                         ----------  ---------
  Total Financing                                           (71,455)  (124,202)
                                                         ----------  ---------
  Increase in cash and cash equivalents                      34,234     21,214
  Cash and cash equivalents at beginning of period           25,405     21,301
                                                         ----------  ---------
  Cash and cash equivalents at end of period                $59,639    $42,515
                                                         ----------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION            Six Months Ended
(Thousands of Dollars)                                          June 30,
------------------------------------------------------------------------------
                                                            1998        1997
                                                         ----------  ---------
Cash Paid During the Period
Interest paid (net of capitalized amount)                   $22,195    $26,735
                                                         ----------  ---------
Income taxes paid                                           $41,160     39,000
                                                         ----------  ---------

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


   Segment Disclosures.  In June 1997, the Financial Accounting Standards Board
   -------------------
(FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments for annual and interim financial statements. It also requires related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for the fiscal year ended December 31, 1998. The Company does not expect that adoption of SFAS 131 will have a significant impact on its reporting requirements.

   Derivatives and Hedging Activities.  The FASB has issued SFAS 133,
   ----------------------------------
"Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. SFAS 133 is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. The Company has not yet determined the effect, if any, of the adoption of SFAS 133 on results of operations, financial position or liquidity.

Note 2.  COMMITMENTS AND OTHER MATTERS


   The following matters supplement the information contained in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and should be read in conjunction with the material contained in that Note.


LITIGATION


     PSC Competitive Opportunities Case Settlement.  In an Opinion issued
     ----------------------------------------------
January 14, 1998 the PSC confirmed its November 1997 approval of the Company's Settlement Agreement (the "Settlement"). The Company is in the process of implementing the Settlement. Several parties to the settlement negotiations petitioned for rehearing and another commenced an action for declaratory and injunctive relief as to certain portions of the Settlement and the PSC's approval of it. In an Order issued May, 22, 1998 the PSC denied all of the petitions for rehearing of the PSC's Order approving the Settlement. The Company and the PSC have moved to dismiss the action for declaratory and injunctive relief that was commenced by one of the parties opposing the Settlement. The Company is unable, at this time, to predict the outcome of that litigation.

     Litigation with Co-Generator.  On or about May 29, 1998, the company,
     ----------------------------
General Electric Capital Corporation (GECC), and Kamine/Besicorp Allegany L.P. ("Kamine") (and other Kamine affiliates), signed a Global Settlement Agreement to compromise, settle and resolve all disputes and claims among the parties in respect of the Power Purchase Agreement between the Company and Kamine/Besicorp Allegany L.P., the Consent and Agreement between the Company and GECC, and the various lawsuits, adversary proceedings and administrative proceedings pending between or among the parties in regard to these matters. The Global Settlement Agreement is subject to the approval of the United States Bankruptcy Court for the District of New Jersey and the PSC. Under the terms of the Global Settlement Agreement, the Power Purchase Agreement will be terminated for payments by the Company of $178 million over the next 16 years, without interest (including an initial $10 million payment). The Global Settlement Agreement also contemplates the purchase of the Kamine generation facility for $15 million.



     The Company does not expect the terms of the Global Settlement Agreement to have any material effect on its earnings. The PSC Settlement Agreement contains provisions which would accommodate the tentative settlement and, assuming the Company's Petition for approval of the settlement by the PSC is granted, its overall cost is expected to be recovered in the rates for utility service.



   Department of Justice Lawsuit.  On February 20, 1998, the Company and the
   --------------------------------
Department of Justice entered into a stipulation agreeing to a Consent Judgment in the civil litigation brought against the Company by the Antitrust Division of the Department of Justice. Following a public comment period after publication of a Competitive Impact Statement, United States District Court Judge Michael A. Telesca signed the Consent Judgment without change on June 17, 1998. This action is now concluded. By the terms of the Consent Judgment, the Company shall not enforce the challenged provision in the contract with the University of Rochester or include any such provision in any other flexible rate contract, nor will it enter into or enforce a covenant or agreement not to compete in the sale of electricity with any competitor or potential competitor in the retail sale of electricity. Agreements not to compete that are reasonably ancillary to certain agreements will not be interpreted as a violation of the Consent Judgment. Nothing in the Consent Judgment prohibits the Company from engaging in any conduct which is exempt from or immune under the antitrust laws. The Consent Judgment has a ten-year term, but may be terminated sooner if the Company can demonstrate that it is making less than fifty percent of the non-residential retail sales of electricity made at unregulated prices in Monroe County. In addition, the Company agreed to maintain an antitrust compliance program.

   Spent Nuclear Fuel Litigation.  On June 12, 1998, 16 electric utilities from
   ------------------------------
across the country, including the Company, filed a multi-count complaint against the United States government in the United States District Court for the Southern District of New York challenging the constitutionality of a $2.25 billion retroactive assessment imposed by the federal government on domestic nuclear power companies to pay for the clean up of the federal government's three uranium enrichment plants. Those plants are located at Oak Ridge, Tennessee, Paducah, Kentucky, and Portsmouth, Ohio. The Oak Ridge plant went into operation in 1945, and the other two plants began operation during the 1950s.

   The assessment, enacted by Congress as part of the Energy Policy Act of 1992, is based on the amount of uranium enrichment services purchased by the utilities as far back as the 1950s and is to be collected over a 15-year period. The assessment, if not overturned, would relieve the government of a substantial portion of the costs it would otherwise have to pay for decommissioning and decontaminating its three uranium enrichment facilities. In their complaint, the utilities seek a declaratory judgment that the assessment violates the due process clause of the Constitution because it abrogates vested rights the utilities obtained under fixed-price agreements with the government when they purchased uranium enrichment services. The utilities also challenge the assessment as unreasonably retroactive. The suit seeks an injunction prohibiting the government from continuing to collect the assessment from the plaintiff utilities.

ENVIRONMENTAL MATTERS

   Company-Owned Waste Site Activities.  As part of its commitment to
   ------------------------------------
environmental excellence, the Company is conducting proactive Site Investigation and/or Remediation (SIR) efforts at six Company-owned sites listed below where past waste handling and disposal may have occurred. Remediation activities at four of these sites are in various stages of planning or completion and the Company is conducting a program to restore the other two sites. The Company anticipates spending approximately $15.5 million on SIR efforts at the six Company-owned sites listed in the table above. This estimate has been increased by $2.7 million since December 31, 1997, an amount consistent with the increased costs of complying with new Federal regulations which have resulted in an increase in the cost of management of hazardous wastes. For further information regarding SIR efforts at these sites see the Company's Form 10-K for the Fiscal Year Ended December 31, 1997 under Item 8, Note 10 of the Notes to Financial Statements.


COMPANY-OWNED SITES



                                               Estimated
     Site Name                Location         Company Cost
----------------------------  ---------------  ---------------------

     West Station*            Rochester, NY    Ultimate costs have
     East Station             Rochester, NY    not been determined.
     Front Street*            Rochester, NY    The Company has
     Brewer Street            Rochester, NY    incurred aggregate
     Brooks Avenue            Rochester, NY    costs for these sites
     Canandaigua              Canandaigua, NY  through June 30,
                                               1998 of $4.4 million.


* Voluntary agreement signed.



     Federal Clean Air Act Amendments. The Company is developing strategies
     ---------------------------------
responsive to the federal clean air act amendments of 1990 (Amendments) which will primarily affect air emissions from the Company's fossil-fueled generating facilities. The strategy being developed is a combination of hardware solutions which have a capital and operation and maintenance (O&M) component and allowance trading solutions which have only an O&M impact. The most recent strategic developments still envision this combination of efforts as the most cost effective means of proceeding although there is some New York State legislative activity that could impact the Company's ability to rely upon the emission allowance market to meet some of its environmental commitments. The Company cannot predict the outcome of these matters in the Legislature and, as a result, the Company's projections are based solely on the combination strategy. Capital costs of approximately $3.0 million are being expended in 1998 to deal with opacity issues. In 1999, it is estimated that additional O&M costs for emissions control will range between $1.1 million and $1.4 million. Beginning in the year 2000, these additional O&M costs could rise to approximately $2.1 million and remain there until Phase III Federal NOx control limits become effective in 2003. O&M costs could increase further after this point depending on the course that Federal regulations take. Further capital expenditures for additional NOx control have been deferred until after 2000. These additional capital costs and any increases in annual operating costs that would be incurred as a result of these capital additions beyond the year 2000 cannot be predicted accurately until a final strategy is chosen which will await pending Federal and State regulatory decisions.


   Opacity Issue.  The negotiations with the New York State Department of
   --------------
Environmental Conservation to resolve allegations of past opacity violations at the Company's Beebee and Russell Stations has resulted in a Stipulation and Order resolving the matter, which was entered in New York State Supreme Court on March 18, 1998. The Stipulation and Order requires payment of a $400,000 civil penalty, implementation of an environmental benefit project valued at $700,000, and the completion of specified engineering work at the Stations. Opacity violations occurring after entry of the Stipulation and Order are subject to automatic stipulated penalties which are not expected to be significant. The derating of the Stations has been reduced as a result of system upgrades which were completed in May 1998.

NUCLEAR-RELATED MATTERS

   Uranium Enrichment Decontamination and Decommissioning Fund. The litigation
   -------------------------------------------------------------
by a group of utilities against the DOE concerning the right of DOE to assess utilities for decommissioning costs was decided against the utilities in the Court of Appeals for the Federal Circuit and will not be reviewed by the United
States Supreme Court.   The Company had previously filed a similar suit in the
U.S. District Court which is still pending. The decision of the Court of Appeals is believed not to have a material impact on the District Court action, as the claims made differ in distinguishable ways.

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


1995 GAS SETTLEMENT

  The Company has entered into several agreements to help manage its pipeline capacity costs and has successfully met Settlement targets for capacity remarketing for the twelve months ending October 31, 1997, thereby avoiding negative financial impacts for that period. In July, the Company entered into an agreement with Dynegy Marketing and Trade to provide advise with respect to the management of the Company's gas supply, transportation and storage costs consistent with the goal of providing reliable service and reducing the cost of gas. The Company believes that it will also be successful in meeting the Settlement targets in the remaining year of the Settlement period, although no assurance may be given.

     The FERC approved a change in rate design for the Great Lakes Gas Transmission Limited Partnership (Great Lakes) on which the Company holds transportation capacity. This change resulted in a retroactive surcharge by Great Lakes to the Company in the amount of approximately $8 million, including interest. Under the terms of the 1995 Gas Settlement, the Company may recover approximately one-half of the surcharge in rates charged to customers; but the remainder may not be passed through and has been previously reserved. The Company, which paid the Great Lakes assessment under protest, vigorously contested it before the FERC, but on April 25, 1996, the FERC upheld this determination that the charge to the Company is proper. The Company's petition
to the U.S. Court of Appeals was denied on January 16, 1998.   The court's order
imposed additional interest charges on the Company and on other similarly situated customers. The Company, along with other participants filed a Petition of Rehearing with the D.C. Circuit on this interest issue, which Petition was denied on May 21, 1998. The Company will be required to pay approximately $680 thousand in additional interest charges.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company. This assessment contains statements which are not historical fact and which can be classified as forward looking. These statements can be identified by the use of certain words which suggest forward looking information such as "believes", "expects", "projects", "estimates" and "anticipates" or, words which relate to
future goals or strategies.   In addition to the assumptions and other factors
referred to specifically in connection with such statements, some of the factors that could make a significant difference in the forward-looking statements include: state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, or affect the speed and degree to which competition enters the electric and natural gas industries; recoverability of environmental compliance costs and nuclear decommissioning costs through rates; industrial, commercial and residential growth in the service territories; technological developments; the weather and other natural phenomena; growth in opportunities for the Company's unregulated subsidiary operations; the timing and extent of changes in commodity prices and interest rates; and other considerations that may be disclosed from time to time in the Company's publicly disseminated documents and filings.



EARNINGS SUMMARY

      Basic and diluted earnings per common share for the current and prior year three month and six month periods ended June 30, are as follows:



                                                        1998         1997

       Three Months                                     $ .37        $ .42

       Six Months                                       $1.32        $1.45


     Earnings for the second quarter of 1998 were down $.05 per share compared with the second quarter last year primarily due to warmer temperatures reducing natural gas space-heating demand. Successful efforts to reduce expenses partially offset the weather effect, despite a refueling outage at the Nine Mile Two Nuclear Power Plant during the quarter. There were no plant outages in the second quarter of 1997. Retail electric sales were up 1.4% in the second quarter when compared to the same period last year. Gas sales were down 19.6% in the same comparison periods. Temperatures in the second quarter were 35.7% warmer than in 1997.

     Earnings for the first six months of 1998 were down $.13 per share compared with a year earlier. Mild weather during the first quarter of 1998 continued in April and May and was a primary contributor to a decline in retail revenues and sales for the first six months of 1998. While operating revenues less fuel expenses were down nearly $31.0 million, maintaining a tight control on expenses resulted in earnings applicable to common stock declining only $5.1 million over the period. Despite a refueling outage at Nine Mile Two during the second quarter, wholesale electric sales posted a strong gain for the first six months of the year. Outstanding performance at the Company's Ginna Nuclear Plant and its fossil-fueled generating units during the first half of 1998 allowed the Company to pursue an aggressive marketing strategy for wholesale electric sales which helped to partially offset the decline in earnings.

     The impact of developing competition in the energy marketplace may affect future earnings. The Settlement allows for a phase-in to open electric markets while lowering customer prices and establishing an opportunity for competitive returns on shareholder investments. The nature and magnitude of the potential impact of the Competitive Opportunities Settlement on the Company will depend on several factors including, the availability of qualified energy suppliers in the Company's service territory, the degree of customer participation and ultimate selection of an alternative energy supplier, the Company's ability to be competitive by controlling its operating expenses, and the Company's ultimate success in the development of its unregulated business opportunities as permitted under the Settlement.



COMPETITION


       See the Company's Form 10-K for the fiscal year ended December 31, 1997,
Item 8.- Note 10 of the Notes to Financial Statements for a discussion of regulatory and strandable assets and related accounting issues.



     PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. The Competitive Opportunities Settlement provides for a transition to competition during its five-year term (July 1, 1997 to June 30, 2002) and establishes the Company's electric rates for each annual period. Over the five year period the Company's total rate decreases will be approximately $64.6 million. A Retail Access Program will be phased in over a four-year period, allowing customers to purchase electricity, and later electricity and capacity commitments, from
sources other than the Company.   The Company will be given a reasonable
opportunity to recover prudently incurred costs, including those pertaining to generation and purchased power. The Settlement also requires the Company to functionally separate its regulated operations: distribution, generation, and retailing. Any unregulated retail operations must be structurally separate from the regulated utility functions but may be funded with up to $100 million. Although the Settlement provides incentives for the sale of generating assets, it requires neither divestiture of generating or other assets nor write-off of stranded costs. The Company believes that the Settlement will not adversely affect its eligibility to continue to apply SFAS-71- "Accounting for the Effects of Certain Types of Regulation", with the exception of certain to-go costs associated with non-nuclear generation. If, contrary to the Company's view, such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required. (See the Company's 1997 Form 10-K, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Case Settlement" for a detailed description of the Rate Plan, Retail Access and Generating Assets aspects of the Settlement.)

     Retail Access. The Energy Choice Program approved by the PSC as part of the Company's Settlement went into effect on July 1, 1998. Under the Settlement, customers whose electric energy represents approximately 10% of the Company's total annual retail sales are now eligible to purchase electricity (but not capacity commitments) from alternative suppliers.

     Generating Assets.   The Company and Niagara Mohawk Power Corporation
("Niagara Mohawk") have entered into an agreement dated June 8, 1998 ("Sale Agreement") whereby the Company's 24% ownership interest in the Oswego Generating Facility Unit 6 ("Oswego 6") non-nuclear generating facility will be included in the bidding process for Niagara Mohawk's non-nuclear generation pursuant to

Niagara Mohawk's electric restructuring agreement approved by the PSC. Niagara Mohawk owns the remaining 76% of Oswego 6.

     The Sale Agreement provides for the allocation of proceeds and liabilities pertaining to the Oswego 6 facility in accordance with the ownership interests of the Company and Niagara Mohawk. For purposes of the Sale agreement, the Company's 24% interest in the Oswego 6 facility has been deemed equivalent to a 12% interest in the entire Oswego Generation Facility, which consists of Oswego 6, another operational unit, Oswego 5, that is virtually identical to Oswego 6, and four older, non-operational units, Oswego 1-4. The Sale Agreement has been approved by the PSC. The Company cannot predict whether Oswego 6 will be sold or at what price. The book value of the Company's interest in Oswego 6 at June 30, 1998 was $54.9 million.


     BUSINESS AND FINANCIAL STRATEGY. Under the terms of the Settlement, the Company has functionally separated its generation, distribution, and regulated energy services businesses. The Company expects to pursue the actions necessary to form a holding company structure later this year and in early 1999. As permitted by the Settlement, the Company has established a separate unregulated subsidiary called Energetix, which will be able to compete for energy, energy services and products both in and outside the Company's existing franchise service territory. In June 1998 Energetix moved its operations into a separate facility. The Company has also developed an integrated financial strategy that includes new business development initiatives and a Common Stock share repurchase program. See the Company's 1997 Form 10-K, Item 7.- "Competition" under "Nuclear Operating Company" for a discussion of organizing utilities' plans to establish a New York Nuclear Operating Company.

     Energy Choice. Within the framework of the Energy Choice Program, the Company will unbundle traditional utility services. Retail electric customers in the Company's service territory will have the opportunity to purchase energy, capacity, and retailing services from competitive energy service companies, referred to as distribution customers or load-serving entities (LSEs). They may also continue to purchase fully bundled electric service from the Company under existing retail tariffs.

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

     Until the development of a wholesale market for generating capacity, there will be no suitable mechanism for the reallocation, from the regulated utility to the distribution customer, of responsibility for ensuring adequate installed reserve capacity. Accordingly, during the initial "Energy Only" stage of the Energy Choice Program (July 1, 1998 to July 1, 1999), distribution customers will be able to choose their own sources of energy supply, while RG&E will provide to distribution customers, and will be compensated for, the generating capacity (installed reserve) needed to serve their retail customers reliably. Distribution customers will only be able to purchase "full-requirements" electricity (i.e. delivery services and energy) from RG&E during the Energy Only phase of retail access. During the "Energy and Capacity" stage commencing July 1, 1999, the distribution customers will be able to select, and will be responsible for procuring, generating capacity, as well as energy, to serve the loads of their retail customers, and distribution charges will be accordingly reduced as hereinafter described. If by July 1, 1999 there is not a functioning Statewide energy and capacity market (see discussion under FERC Open Transmission Orders), the Company may petition the PSC for deferral of the scheduled commencement of the Energy and Capacity stage.

     The PSC has approved both the pilot program and full-scale retail access tariffs proposed by RG&E, subject to modifications that would not substantially change either program. The availability of distribution customers to serve eligible customers and how quickly they decide to become involved cannot be determined. Likewise, the Company is not able to predict the number of customers that may choose to no longer be served under the Company's regulated tariffs. Through June 30, 1998 including Energetix, six distribution customers have been qualified by RG&E to serve retail customers under these programs. Two distribution customers have begun offering unregulated retail services under the pilot program. The other four distribution customers are qualified to serve retail customers under the full-scale program beginning July 1, 1998. As of June 30, 1998 all 4,252 MWH of sales of electricity to distribution customers were made on a full-requirements basis under the pilot program.


     Holding Company. The Company is in the process of filing applications with various regulatory agencies seeking approval for formation of a holding company. The holding company structure is consistent with provisions of the Competitive Opportunities Settlement.

     Unregulated Subsidiaries. It is part of the Company's financial strategy to achieve growth by entering into unregulated businesses. The Competitive Opportunities Settlement allows for the investment of up to $100 million in unregulated businesses. The first step in this direction was the formation and operation of Energetix effective January 1, 1998. Energetix is an unregulated subsidiary of the Company that will bring energy products and services to the marketplace both within and outside the Company's franchise area. Energetix intends to market electricity, natural gas, oil and propane fuel energy services over an area extending in a 150-mile radius of Rochester.

     In April the Company announced that Energetix had agreed to acquire Griffith Energy, the second largest oil and propane distribution Company in New York State. Griffith will give Energetix access to 65,000 new customers, with 60,000 of them residing outside of the Company's regulated franchise territory. In addition to its current products, Griffith will sell electricity, natural gas, and other services offered by Energetix to their existing customers. Griffith has approximately 350 employees and operates 16 customer service centers. The acquisition was completed in August 1998.

     Energetix also announced an alliance with the Greater Rochester Metro Chamber of Commerce to offer discounts on energy to the Chamber's 3,400 members. In June, Energetix launched ServiceCare, an appliance warranty and repair program.

     On July 1, 1997 the Company and Energetix filed with the Federal Energy Regulatory Commission (FERC) seeking authorization to engage in the wholesale sale of electric energy and capacity at market-based rates. These applications were accepted by FERC on September 12, 1997. The Company must seek separate authorization in order to sell electric energy to Energetix at market-based rates.

     During the second quarter of 1998, the Company formed a new unregulated subsidiary, RGS Development Corporation (RGS). RGS was formed to pursue unregulated business opportunities in the energy marketplace.

     Stock Repurchase Plan. By order issued April 24, 1998 the PSC approved a Stock Repurchase Plan providing for the repurchase of Common Stock having an aggregate market value of not to exceed $145 million. The Company began the repurchasing program in May 1998 and has repurchased 162,800 shares of Common Stock for approximately $5.1 million through June 30, 1998.


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



     FERC OPEN TRANSMISSION ORDERS AND COMPANY FILINGS. On January 31, 1997, the New York electric utilities filed a "Comprehensive Proposal To Restructure the New York Wholesale Electric Market" with the FERC. As proposed, the existing New York Power Pool (NYPP) will be dissolved and an independent system operator (NYISO) will administer a state-wide open access tariff and provide for the short-term reliable operation of the bulk power system in the state. In addition to proposing a FERC-endorsed NYISO, the proposal calls for creation of a New York Power Exchange and a New York State Reliability Council.


       On June 30, 1998, FERC issued its Order Conditionally Authorizing Establishment of Independent System Operator, a draft order that conditionally authorizes the establishment of the NYISO by the Member Systems of the NYPP. In issuing its draft order FERC noted that the NYISO proposal satisfies FERC's eleven ISO principles that were delineated in Order No. 888. The draft order is considered to be modified at this time, since FERC has deferred consideration of the tariff and the member agreements. FERC noted that these will be addressed in a future order, but at this time, no specific date has been set. FERC has also recommended that concerned parties revisit the independent system operator weighted voting distribution relative to governance.


     Significant changes to pricing procedures now in effect within NYPP are expected, but it is unclear what effect these changes may have once other regulatory changes in New York State are implemented. At the present time, the Company cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations or the financial condition of the Company.



       PSC GAS RESTRUCTURING PROCEEDING. On May 4, 1998 the Company petitioned for rehearing of the PSC's April 3, 1998 Order denying the Company's Petition to defer, for possible subsequent recovery, costs associated with the implementation of certain PSC-required measures pertaining to competition in the natural gas market. Under the Order, the Company would be precluded from recovering approximately $1.20 million incurred in 1996 and $.86 million incurred in 1997.

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



       1995 GAS SETTLEMENT.   The Company continues to believe that it will be
successful in meeting the targets for capacity remarketing for the twelve months ending October 31, 1998, as established in the 1995 Gas Settlement. The Company [has concluded or is negotiating] a natural gas supply portfolio management agreement ("Portfolio Agreement") with a new manager to assist the Company in managing its pipeline capacity and other costs.

       Because the 1995 Settlement expires on October 31, 1998, the Company is preparing a proposal for a multi-year settlement to succeed the 1995 Settlement. The Company expects to commence settlement negotiations with the Staff of the PSC and other interested parties in August 1998. The Company cannot predict the outcome of this process at this time.

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




LIQUIDITY AND CAPITAL RESOURCES


       During the first six months of 1998 cash flow from operations (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the payment of dividends and short-term debt. At June 30, 1998 the Company had cash and cash equivalents of $59.6 million of which $30 million was used to redeem bonds which matured on July 1, 1998. Capital requirements during 1998 are anticipated to be satisfied primarily from the combination of internally generated funds and the use of short-term credit arrangements with some external financing possible in the second half of 1998.

       CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production and the repayment of existing debt. The Company has no plans to install additional baseload generation.



      Total 1998 capital requirements are currently estimated at $165 million, of which $125 million is for construction and $40 million is for the redemption of maturing securities and sinking fund obligations. Approximately $44 million had been expended for construction as of June 30, 1998, reflecting primarily expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains.



     Purchased Power Requirement. Under federal and New York State laws and regulations, the Company is required to purchase the electrical output of unregulated cogeneration facilities that meet certain criteria (Qualifying

Facilities). The Company was compelled by regulators to enter into a contract with Kamine for approximately 55 megawatts of capacity. In June, 1998 a proposed settlement between the Company and Kamine was filed with the PSC for its approval. The circumstances regarding the Kamine contract, related litigation and the Global Settlement Agreement are discussed in this report under Note 2 of the Notes to Financial Statements. Under the terms of the Global Settlement Agreement, the Power Purchase Agreement will be terminated for payment by the Company of $178 million over the next 16 years, without interest (including an initial $10 million payment). The Global Settlement Agreement also contemplates the purchase of the Kamine generation facility for $15 million.
The Company has no other long-term obligations to purchase energy from Qualifying Facilities.



     Year 2000 Computer Issues. As the year 2000 ("Y2K") approaches the Company, like most companies, faces potentially serious information and operational systems (computer and microprocessor-based devices) problems because many software applications and embedded systems programs created in the past will not properly recognize calendar dates beginning with the year 2000 or that the year 2000 is a "leap-year". Failure to address Y2K issues properly could cause the Company to, among other things, issue inaccurate bills, report inaccurate data, or incur plant outages and/or energy delivery problems.



     The Company identified the need to address Y2K issues early and in June 1996 established the Y2K Project ("Y2K Project"). Resources from across the enterprise have been committed to the Y2K Project. The Company has assigned approximately 40 full-time equivalent people to work on the Y2K Project as well as retaining certain outside consultants to assist in the inventory, assessment, and certification of date aware devices. The Company expects to fund its Y2K Project internally and estimates it will incur approximately $15 million of costs through January 1, 2000, associated with making the necessary modifications identified to date. This amount includes a contingency allowance for replacement systems that may be required. The Company is also participating in the Y2K activities of several organizations such as the New York Power Pool, North American Electric Reliability Council, Electric Power Research Institute and others.


     The Y2K Project is divided into five primary phases. The first phase is the inventory phase during which applications (both internally developed and vendor) and devices are identified and criticality to the business is determined. During the next phase, the assessment phase, the Y2K readiness of the items is determined. The third phase, fixing, is when replacement or remediation of the items is performed. The fourth phase is the testing phase, when the items are functionally verified and date tested. The final phase is the contingency phase when contingency plans will be developed for all critical applications, devices and systems.


     To date, the Y2K Project has completed identification and assessment of internally developed applications and has begun fixing activities. To this end, the Company has implemented a new Y2K-ready customer information and billing system. Starting in April 1998 and continuing through the first half of 1999, the Company is replacing its PC workstations and software with Y2K-ready equipment and software. The completion of a pilot application remediation project has provided better time estimates for completion of the remaining fixing and testing phases of the Y2K Project. The Company expects to be through the fixing phase for all internally developed and vendor applications by year-end 1998. Device identification, assessment, and fixing are underway and are expected to be completed in the first half of 1999. Identification of critical external parties including customers, suppliers, business partners, government agencies, and financial institutions is also in progress. The Company expects to survey these critical external parties to assess their degree of Y2K readiness. This assessment phase is expected to be completed during the fourth quarter of 1998. Testing of individual applications and devices as well as systems will take place primarily in the first half of 1999 with completion of all activities by the third quarter of 1999.


      The Company has in place a Business Recovery Plan describing alternative processes and procedures to ensure the integrity of its energy and financial systems. The Business Recovery Plan will serve as the basis for any Y2K contingencies.


      FINANCING. The Company had no long-term financing during the first six months of 1998. In September 1998 the Company is completing the delivery of $25.5 million of 5.95% New York State Energy Research and Development Authority tax-exempt bonds due September 1, 2033. Proceeds will be used to redeem an issue of tax-exempt first mortgage bonds, which becomes redeemable in December 1998. (See Form 10-K for the fiscal year ended December 31, 1997, Item 8. Note
9.  Short-Term Debt, regarding the Company's short-term borrowing arrangements.)

     REDEMPTION OF SECURITIES. On July 1, 1997 the Company redeemed at maturity $30 million principal amount of its First Mortgage 6.70% Bonds, Series X. On September 1, 1998, the Company will redeem, pursuant to a mandatory sinking fund, 100,000 shares of 7.55% Preferred Stock, Series T, at $100 per share.

     FOSSIL UNIT RATINGS AND STATUS. Several of the Company's fossil-fueled generating units have been derated since February 1997 to maintain acceptable opacity levels while the Company investigated additional engineering solutions to address the opacity of the units' emissions. The derating of the units has been reduced to minimal levels as a result of system upgrades completed in May 1998. The financial impact of the deratings included the lost opportunity associated with energy sales and, at times, the need to make additional purchases to meet system requirements. While the deratings have decreased earnings, the amount has not been nor is it expected to be significant.

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



RESULTS OF OPERATIONS


      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and six-month periods ended June 30, 1998 to the three-month and six-month periods ended June 30, 1997.


      OPERATING REVENUES AND SALES. Total Company revenues for the first six months of 1998 were $51.1 million or 10% below the first six months of 1997 with decreases in customer electric kilowatt-hour sales and lower therm sales of gas due to milder weather than last year partially offset by higher revenues from electric sales to other electric utilities (OEU sales). Total Company revenues for the second quarter of 1998 were $18.7 million or 8% below the second quarter of 1997. Higher revenues from OEU sales were offset by lower unit sales of electricity and gas due to this year's markedly milder weather. Another factor decreasing revenues in both comparison periods was the accounting effect of a revenue sharing mechanism which ended June 30,1997 under the Company's 1996 Rate Settlement with the PSC. As a result, non-cash revenues decreased approximately $8 million and $4 million for the six months and second quarter comparison periods, respectively. The last of these monthly adjustments occurred in June 1997. Revenues from OEU sales rose in both comparison periods due to a favorable wholesale market, a lower retail load and increased marketing of available capacity.



     FUEL EXPENSES. The decreases in fuel expenses in both comparison periods were driven by a decrease in gas purchased for resale expense due to reduced volume from warmer weather. The purchased gas expense decrease was partially offset by higher unit costs and increased generation for fossil fuel and higher purchases of electricity in both periods.


      OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES. The decreases in operations excluding fuel and maintenance expenses reflect the amortization of early retirement costs which ended in June of 1997, decreases associated with uncollectible accounts in the second quarter and first half of 1998 and dividends received on insurance policies.



      TAXES. The decreases in local, state and other taxes in both comparison periods reflect mainly lower revenue taxes due to decreased revenues. Federal income taxes decreased in the second quarter and for the six months ending June 30, 1998 when compared to a year ago primarily because pre-tax earnings are lower this year.


      OTHER STATEMENT OF INCOME ITEMS. The decrease in Other Income and Deductions, Other-net in both comparison periods reflects mainly accounting adjustments no longer required as provided under the Competitive Opportunities Settlement relating to the elimination of the Nine Mile Two O&M expense deferral mechanism and taking into income carrying charges on pension benefits. Interest charges decreased due to refinancings and the early redemption of long-term debt in 1997 as well as lower miscellaneous interest charges on pension and other post-employment benefits.


DIVIDEND POLICY

     On June 17, 1998, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on July 25, 1998 to shareholders of record on July 2, 1998. The level of future cash dividend payments on Common Stock will be dependent upon the Company's future earnings, its financial requirements, and other factors. The Company's Certificate of Incorporation provides for the payment of dividends on Common Stock out of the surplus net profits (retained earnings) of the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.



ITEM 5.  OTHER INFORMATION

      BOARD OF DIRECTORS CHANGE.   On July 15, 1998 the Board of Directors
elected Cleve L. Killingsworth Jr. a director of the Company. Mr. Killingsworth is President and Chief Executive Officer of the Health Alliance Plan, a corporate subsidiary of the Henry Ford Health System.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits:  See Exhibit Index below.


  (b)  Reports on Form 8-K:


There were no Form 8-K Reports filed during the second quarter of 1998.


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


                                      ROCHESTER GAS AND ELECTRIC CORPORATION
                                      --------------------------------------
                                                     (Registrant)



Date: August 10, 1998                By         /s/     J.B. STOKES
                                       -----------------------------------------
                                                      J. Burt Stokes
                                       Senior Vice President, Corporate Services
                                               and Chief Financial Officer





Date: August 10, 1998                By         /s/  WILLIAM J. REDDY
                                       -----------------------------------------
                                                   William J. Reddy
                                                      Controller