Form 10-Q
period 1998-09-30
ROCHESTER GAS & ELECTRIC CORP
filed 1998-11-09
CIK 84557

                      SECURITIES AND EXCHANGE COMMISSION



                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended   September  30, 1998
                                    --------------------------------------

                                    OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------

     Commission file number                  1-672
                             ---------------------------------------------

                    Rochester Gas and Electric Corporation
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                New York                                16-0612110
     ---------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               identification No.)

        89 East Avenue, Rochester, NY                     14649
     ---------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code     (716) 546-2700
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

   Common Stock, $5 par value, at October 31, 1998: 37,948,313
                                                   -----------

                                 INDEX



                                                                        Page No.


PART I - FINANCIAL INFORMATION


 Consolidated Balance Sheet - September 30, 1998 and
  December 31, 1997.....................................................  1 - 2


 Consolidated Statements of Income - Three Months and Nine
   Months Ended September 30, 1998 and 1997.............................  3 - 4



 Consolidated Statement of Cash Flows - Nine Months Ended
  September 30, 1998 and 1997...........................................      5


 Notes to Financial Statements..........................................  6 -10



 Management's Discussion and Analysis of Financial
  Condition and Results of Operations................................... 11 -21


PART II - OTHER INFORMATION


 Legal Proceedings......................................................     21

 Other Information......................................................     21

 Exhibits and Reports on Form 8-K.......................................     21

 Signatures.............................................................     22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                                 September 30,                    December 31,
                                                                                      1998                            1997
Assets                                                                            (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------

Utility Plant

Electric                                                                          $2,474,960                      $2,439,108
Gas                                                                                  431,586                         416,989
Common                                                                               150,920                         134,938
Nuclear fuel                                                                         253,149                         243,042
                                                                                 -------------                  ---------------
                                                                                   3,310,615                       3,234,077
Less: Accumulated depreciation                                                     1,599,364                       1,510,074
          Nuclear fuel amortization                                                  217,877                         204,294
                                                                                 -------------                  ---------------
                                                                                   1,493,374                       1,519,709
Construction work in progress                                                         72,885                          74,018
                                                                                 -------------                  ---------------
     Net Utility Plant                                                             1,566,259                       1,593,727
                                                                                 -------------                  ---------------
Current Assets

Cash and cash equivalents                                                             11,324                          25,405
Accounts receivable, net of allowance for
  doubtful accounts: 1998 - $25,847, 1997 - $26,926                                   80,957                         104,781
Unbilled revenue receivable                                                           20,693                          48,438
Materials, supplies and fuels, at average cost                                        44,290                          39,929
Prepayments                                                                           32,265                          23,818
Other                                                                                  1,244                            -
                                                                                 -------------                  ---------------
       Total Current Assets                                                          190,773                         242,371
                                                                                 -------------                  ---------------
Intangible Assets
Goodwill, net                                                                         13,821                            -
Other Intangible Assets                                                                5,415                            -
                                                                                 -------------                  ---------------
        Total Intangible Assets                                                       19,236                            -
                                                                                 -------------                  ---------------
       Deferred Debits and Other Assets

Nuclear generating plant decommissioning fund                                        159,989                         132,540
Nine Mile Two deferred costs                                                          29,520                          30,309
Unamortized debt expense                                                              15,683                          16,943
Other deferred debits                                                                 29,828                          20,411
Regulatory assets                                                                    213,922                         231,988
Other Assets                                                                           1,427                            -
                                                                                 -------------                  ---------------
        Total Deferred Debits and Other Assets                                       450,369                         432,191
                                                                                 -------------                  ---------------
               Total Assets                                                       $2,226,637                      $2,268,289
                                                                                 -------------                  ---------------

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)

                                                                                 September 30,                    December 31,
                                                                                      1998                            1997
Capitalization and Liabilities                                                    (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


Capitalization

  Long term debt - mortage bonds                                                   $459,985                        $485,434
                 - promissory notes                                                 132,286                         101,900
  Preferred stock redeemable at option of Company                                    47,000                          47,000
  Preferred stock subject to mandatory redemption                                    25,000                          35,000

  Common shareholders' equity:
    Common stock
      Authorized 50,000,000 shares; 38,220,613
      shares outstanding at September 30, 1998
      and 38,862,347 shares outstanding at
      December 31, 1997.                                                            699,756                         699,031
    Retained earnings                                                               132,217                         109,313
                                                                                --------------                  --------------
                                                                                    831,973                         808,344
    Less: Treasury stock at cost (665,200 shares)                                    20,442                           -
                                                                                --------------                  ---------------
        Total common shareholders' equity                                           811,531                         808,344
                                                                                --------------                  ---------------
        Total Capitalization                                                      1,475,802                       1,477,678
                                                                                --------------                  ---------------
Long Term Liabilities (Department of Energy)

  Nuclear waste disposal                                                             86,569                          83,261
  Uranium enrichment decommissioning                                                 13,651                          13,465
                                                                                --------------                  ---------------
        Total Long Term Liabilities                                                 100,220                          96,726
                                                                                --------------                  ---------------
Current Liabilities

  Long term debt due within one year                                                 25,500                          30,000
  Preferred stock redeemable within one year                                         10,000                          10,000
  Short term debt                                                                     -                              20,000
  Accounts payable                                                                   63,720                          53,195
  Dividends payable                                                                  18,504                          18,791
  Taxes accrued                                                                       2,637                           5,041
  Interest accrued                                                                   12,954                           8,593
  Other                                                                              46,973                          43,697
                                                                                --------------                  ---------------
        Total Current Liabilities                                                   180,288                         189,317
                                                                                --------------                  ---------------
Deferred Credits and Other Liabilities

  Accumulated deferred income taxes                                                 315,965                         344,969
  Pension costs accrued                                                              70,837                          67,361
  Other                                                                              83,525                          92,238
                                                                                --------------                  ---------------
       Total Deferred Credits and Other Liabilities                                 470,327                         504,568
                                                                                --------------                  ---------------
Commitments and Other Matters                                                         -                               -
                                                                                --------------                  ---------------
      Total Capitalization and Liabilities                                       $2,226,637                      $2,268,289
                                                                                --------------                  ---------------

                    Rochester Gas and Electric Corporation

                       Consolidated Statement of Income

                            (Thousands of dollars)
                                  (Unaudited)

                                                                                    For the Three Months Ended
                                                                                            September 30,
                                                                                    1998                   1997
-------------------------------------------------------------------               --------               --------
Operating Revenues
  Electric                                                                        $189,360               $184,449
  Gas                                                                               36,665                 36,886
  Other                                                                             27,581                      -
                                                                                  --------               --------
    Total Operating Revenues                                                       253,606                221,335

Fuel Expenses
  Fuel for electric generation                                                      16,535                 13,463
  Purchased electricity                                                              8,766                  6,873
  Gas purchased for resale                                                          22,580                 22,606
  Unregulated fuel expenses                                                         23,446                      -
                                                                                  --------               --------
    Total Fuel Expenses                                                             71,327                 42,942
                                                                                  --------               --------
Operating Revenues Less Fuel Expenses                                              182,279                178,393

Other Operating Expenses
  Operations and maintenance excluding fuel                                         71,613                 71,523
  Unregulated operating and maintenance expenses excluding fuel                      4,434                      -
  Depreciation and amortizaton                                                      28,254                 29,051
  Taxes - state, local & other                                                      27,779                 27,539
  Federal income tax                                                                15,755                 15,664
                                                                                  --------               --------
    Total Other Operating Expenses                                                 147,835                143,777
                                                                                  --------               --------
Operating Income                                                                    34,444                 34,616

Other (Income) & Deductions
  Allowance for other funds used during construction                                  (101)                  (150)
  Federal income tax                                                                   373                   (626)
  Other - net                                                                       (2,340)                 1,355
                                                                                  --------               --------
    Total Other (Income) & Deductions                                               (2,068)                   579
                                                                                  --------               --------
Income Before Interest Charges                                                      36,512                 34,037

Interest Charges
  Long term debt                                                                    10,394                 10,859
  Other - net                                                                        1,067                  1,695
  Allowance for borrowed funds used during construction                               (162)                  (241)
                                                                                  --------               --------
    Total Interest Charges                                                          11,299                 12,313
                                                                                  --------               --------
Net Income                                                                          25,213                 21,724
                                                                                  --------               --------
Dividends on Preferred Stock                                                         1,305                  1,305
                                                                                  --------               --------
Earnings Applicable to Common Stock                                                 23,908                 20,419
                                                                                  --------               --------

Average Number of Common Shares (000's)
    Common Stock                                                                    38,490                 38,851
    Common Stock and Equivalents                                                    38,623                 38,851

Earnings per Common Share - Basic                                                    $0.62                  $0.53
Earnings per Common Share - Diluted                                                  $0.62                  $0.53
Cash Dividends Paid per Common Share                                                 $0.45                  $0.45

                    Rochester Gas and Electric Corporation

                       Consolidated Statement of Income

                            (Thousands of dollars)
                                  (Unaudited)



                                                                                       For the Nine Months Ended
                                                                                               September 30,
                                                                                      1998                   1997
---------------------------------------------------------------                     --------               --------
Operating Revenues
  Electric                                                                          $523,400               $530,667
  Gas                                                                                196,274                234,932
  Other                                                                               27,582                      -
                                                                                    --------               --------
    Total Operating Revenues                                                         747,256                765,599

Fuel Expenses
  Fuel for electric generation                                                        40,994                 35,825
  Purchased electricity                                                               21,377                 17,313
  Gas purchased for resale                                                           113,318                137,689
  Unregulated fuel expenses                                                           23,857                      -
                                                                                    --------               --------
    Total Fuel Expenses                                                              199,546                190,827
                                                                                    --------               --------
Operating Revenues Less Fuel Expenses                                                547,710                574,772

Other Operating Expenses
  Operations and maintenance excluding fuel                                          216,056                222,271
  Unregulated operating and maintenance expenses excluding fuel                        6,113                      -
  Depreciation and amortizaton                                                        87,376                 87,575
  Taxes - state, local & other                                                        88,199                 90,596
  Federal income tax                                                                  47,151                 53,395
                                                                                    --------               --------
    Total Other Operating Expenses                                                   444,895                453,837
                                                                                    --------               --------
Operating Income                                                                     102,815                120,935

Other (Income) & Deductions
  Allowance for other funds used during construction                                    (293)                  (283)
  Federal income tax                                                                   3,310                 (2,395)
  Other - net                                                                        (13,502)                 3,519
                                                                                    --------               --------
    Total Other (Income) & Deductions                                                (10,485)                   841
                                                                                    --------               --------
Income Before Interest Charges                                                       113,300                120,094

Interest Charges
  Long term debt                                                                      32,107                 33,999
  Other - net                                                                          2,539                  5,220
  Allowance for borrowed funds used during construction                                 (469)                  (454)
                                                                                    --------               --------
    Total Interest Charges                                                            34,177                 38,765
                                                                                    --------               --------
Net Income                                                                            79,123                 81,329
                                                                                    --------               --------
Dividends on Preferred Stock                                                           3,915                  4,500
                                                                                    --------               --------
Earnings Applicable to Common Stock                                                   75,208                 76,829
                                                                                    --------               --------

Average Number of Common Shares (000's)
    Common Stock                                                                      38,707                 38,851
    Common Stock and Equivalents                                                      38,845                 38,851

Earnings per Common Share - Basic                                                      $1.94                  $1.98
Earnings per Common Share - Diluted                                                    $1.94                  $1.98
Cash Dividends Paid per Common Share                                                   $1.35                  $1.35

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                             Nine Months Ended
(Thousands of Dollars)                                                                                          September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            1998           1997
CASH FLOW FROM OPERATING ACTIVITIES                                                                    -----------------------------

Net income                                                                                                 $79,123        $81,329
Adjustments to reconcile net income to net cash provided
  from operating activities:
Depreciation and amortization                                                                              100,213        101,713
Deferred fuel                                                                                               (4,491)        (1,709)
Deferred income taxes                                                                                      (19,899)        (2,116)
Allowance for funds used during construction                                                                  (763)          (737)
Unbilled revenue, net                                                                                       27,745         20,051
Nuclear generating plant decommissioning fund                                                              (15,627)       (14,831)
Pension costs accrued                                                                                       (3,657)        (2,383)
Post employment benefit                                                                                      9,727          4,998
Changes in certain current assets and liabilities:
  Accounts receivable                                                                                       23,824         26,969
  Materials, supplies and fuels                                                                             (4,361)         7,822
  Taxes accrued                                                                                             (2,404)        (3,936)
  Accounts payable                                                                                          10,525          7,396
  Other current assets and liabilities, net                                                                  6,980         (2,607)
Other, net                                                                                                  (6,487)        14,653
                                                                                                       ------------    ------------

       Total Operating                                                                                     200,448        236,612
                                                                                                       ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                                             (80,835)       (55,710)
Other, net                                                                                                 (18,772)            -
                                                                                                       ------------    ------------

       Total Investing                                                                                     (99,607)       (55,710)
                                                                                                       ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/issuance of common stock                                                                                  586           -
Issuance of promissory notes                                                                                30,386        101,900
Short term borrowings                                                                                      (20,000)       (14,000)
Retirement of preferred stock                                                                              (10,000)       (30,000)
Retirement of long term debt                                                                               (30,000)       (49,668)
Dividends paid on preferred stock                                                                           (3,915)        (5,061)
Dividends paid on common stock                                                                             (52,393)       (52,449)
Purchase of treasury stock                                                                                 (20,442)            -
Other, net                                                                                                  (9,144)           108
                                                                                                       ------------    ------------

       Total Financing                                                                                    (114,922)       (49,170)
                                                                                                       ------------    ------------

       (Decrease) increase in cash and cash equivalents                                                    (14,081)       131,732
       Cash and cash equivalents at beginning of period                                                     25,405         21,301
                                                                                                       ------------    ------------

       Cash and cash equivalents at end of period                                                          $11,324       $153,033
                                                                                                       ------------    ------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                                              Nine Months Ended
(Thousands of Dollars)                                                                                           September 30,
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            1998           1997
                                                                                                          ---------     -----------
Cash Paid During the Period
Interest paid (net of capitalized amount)                                                                  $22,195        $33,906
                                                                                                       ------------    ------------

Income taxes paid                                                                                          $56,660         47,000
                                                                                                       ------------    ------------



ROCHESTER GAS AND ELECTRIC CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1:  GENERAL


    The Company, in the opinion of management, has included adjustments (which include normal recurring adjustments) which are necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1998 are subject to adjustment at the end of the year when they will be audited by independent accountants. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Moreover, the results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


   Acquisition.  On August 3, 1998, the Company's unregulated subsidiary,
   --------------
Energetix, completed its acquisition of Griffith Oil, Inc. (Griffith) an oil and propane distribution company. Energetix accounted for its acquisition of Griffith as a purchase in the amount of $31,500,000, and purchase accounting adjustments, including goodwill, are reflected in the consolidated financial statements of the Company for the period subsequent to August 3, 1998.

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

   Comprehensive Income.  Effective January 1, 1998, the Company adopted SFAS
   ---------------------
130, "Reporting Comprehensive Income". SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. It also requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. The effects of adoption of SFAS 130 are not significant for the Company.

Note 2.  COMMITMENTS AND OTHER MATTERS


   The following matters supplement the information contained in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and should be read in conjunction with the material contained in that Note.


LITIGATION


     PSC Competitive Opportunities Case Settlement.  In an Opinion issued
     ----------------------------------------------
January 14, 1998 the New York State Public Service Commission (PSC) confirmed its November 1997 approval of the Company's Settlement Agreement (Settlement). The Company is in the process of implementing the Settlement. Several parties to the settlement negotiations petitioned for rehearing and another commenced an action for declaratory and injunctive relief as to certain portions of the Settlement and the PSC's approval of it. In an Order issued May, 22, 1998, the PSC denied all of the petitions for rehearing of the PSC's Order approving the Settlement. The Company is unable, at this time, to predict the outcome of the action for declaratory and injunctive relief that was commenced by one of the parties opposing the Settlement.

     Litigation with Co-Generator.  On or about May 29, 1998, the Company,
     ----------------------------
General Electric Capital Corporation (GECC), and Kamine/Besicorp Allegany L.P. (Kamine) (and other Kamine affiliates), signed a Global Settlement Agreement to compromise, settle and resolve all disputes and claims among the parties in respect of the Power Purchase Agreement between the Company and Kamine, the Consent and Agreement between the Company and GECC, and the various lawsuits, adversary proceedings and administrative proceedings pending between or among the parties in regard to these matters. The Global Settlement Agreement is subject to the approval of the United States Bankruptcy Court for the District of New Jersey and the PSC. Under the terms of the Global Settlement Agreement, the Power Purchase Agreement will be terminated for payments by the Company of $178 million over the next 16 years, without interest (including an initial $10 million payment). The Global Settlement Agreement also contemplates the Company's purchase of the Kamine generation facility for $15 million.



     On June 5, 1998, the Company petitioned the PSC for approval of the Global Settlement Agreement and the transactions necessary to effectuate it. On August 31, 1998, the PSC issued an order approving the terms of the Global Settlement Agreement with certain modifications. The PSC concluded that the payments to be made under the Global Settlement Agreement were reasonable and authorized the Company to recover those payments consistent with the payment schedule that had been previously established under the Settlement Agreement. The PSC also authorized the Company to defer for subsequent recovery the amount by which any payments made under the Global Settlement Agreement exceed the amounts contained in the payment schedule adopted in the Competitive Opportunities Proceeding Settlement.

     With regard to the Company's purchase of the Kamine facility under the terms of the Global Settlement Agreement, the PSC determined that the Company must bear any operating losses and retain any operating gains if it should choose to keep and operate the facility. If the Company should sell the facility and realize a gain on the sale, the gain would be shared with customers under a sharing formula which would apply after recovery by the Company from such gain of certain costs. If such a sale were to result in a loss, the loss would generally be recoverable from customers, again in accordance with the Settlement Agreement.

     The PSC approved the promissory note evidencing the Company's indebtedness for the Global Settlement Agreement payments, but required shareholders to bear certain costs that may result from provisions of the promissory note under which a default may occur in the event that a subsidiary of the Company defaults on certain types of obligations exceeding $3 million.

     The Bankruptcy Court approved the Global Settlement Agreement on October

29, 1998.  A closing is expected before year end.

     The Company does not expect the terms of the Global Settlement Agreement to have any material effect on its earnings.



ENVIRONMENTAL MATTERS

   Company-Owned Waste Site Activities.  As part of its commitment to
   ------------------------------------
environmental excellence, the Company is conducting proactive Site Investigation and/or Remediation (SIR) efforts at six Company-owned sites listed below where past waste handling and disposal may have occurred. Remediation activities at four of these sites are in various stages of planning or completion and the Company is conducting a program to restore the other two sites. The Company anticipates spending approximately $16.7 million on SIR efforts at the six Company-owned sites listed in the table below. For further information regarding SIR efforts at these sites see the Company's Form 10-K for the Fiscal Year Ended December 31, 1997 under Item 8, Note 10 of the Notes to Financial Statements.

COMPANY-OWNED SITES

                                        Estimated
     Site Name         Location         Company Cost
     ---------         --------         ------------
     West Station*     Rochester, NY    The Company has
     East Station      Rochester, NY    incurred aggregate
     Front Street*     Rochester, NY    costs for these sites
     Brewer Street     Rochester, NY    through September 30,
     Brooks Avenue     Rochester, NY    1998 of $5.1 million.
     Canandaigua       Canandaigua, NY



* Voluntary agreement signed.



     On one of the sites listed in the Table above (Brewer Street), the County of Monroe, through its Pure Waters Sewer District, constructed certain retention ponds into which it placed certain fossil-fuel-based materials (materials) encountered during construction of a sewer tunnel. In a November 1997 letter, the County claimed that the Company was the original generator of the materials and asserted that the Company was liable to the County for 50% of all County costs incurred to date to excavate, treat and dispose of the materials placed in the ponds and to implement whatever further cleanup activities may be required by the New York State Department of Environmental Conservation (NYSDEC). The Company and the County have reached a settlement in principle and are working out the details of a written settlement agreement. Pursuant to the settlement, the Company will bear 20% of the remediation costs and has committed to be responsible for the construction management function. The Company's overall costs are estimated to be approximately $1.4 million, excluding a 20% share of ongoing long-term operation and maintenance (O&M) work which is judged to be
insignificant at this time.   There is a mutual waiver and release as to all
past claims regarding this property.

     Griffith Facilities.  The Company's subsidiary, Energetix recently acquired
     --------------------
Griffith, an oil and propane distribution company. A review and audit was conducted of all Griffith facilities by a nationally recognized engineering firm on all applicable sites as part of the due diligence acquisition process by
Energetix.   As a result of the review of 43 sites and subsequent subsurface investigations of 26 sites, thirteen new NYSDEC spill numbers were assigned. These sites are currently undergoing evaluation and remediation planning for corrective action. Using historical NYSDEC remedial actions as a guide, Energetix estimates the aggregate cleanup costs for all 43 sites will approximate $1.9 million over a five-year period.

     Federal Clean Air Act Amendments. The Company is developing strategies
     ---------------------------------
responsive to the Federal Clean Air Act amendments of 1990 (Amendments) which will primarily affect air emissions from the Company's fossil-fueled generating facilities. The strategy being developed is a combination of hardware solutions which have a capital and O&M component and allowance trading solutions which have only an O&M impact. The most recent strategic developments still envision this combination of efforts as the most cost effective means of proceeding although there is some New York State legislative activity that could impact the Company's ability to rely upon the emission allowance market to meet some of its environmental commitments. The Company cannot predict the outcome of these matters in the Legislature and, as a result, the Company's projections are based solely on the combination strategy. Capital costs of approximately $3.0 million are being expended in 1998 to deal with opacity issues. In 1999, it is estimated that additional O&M costs for emissions control will range between $0.9 million and $1.1 million. Beginning in the year 2000, these additional O&M costs could rise to approximately $5.3 million, annually and remain there until Phase III Federal NOx control limits become effective in 2003. O&M costs could increase further after this point depending on the course that Federal regulations take. Any further capital expenditures for additional NOx control have been deferred until after 2000. These additional capital costs and any increases in annual operating costs that would be incurred as a result of these capital additions beyond the year 2000 cannot be predicted accurately until a final strategy is chosen which will await pending Federal and State regulatory decisions.



NUCLEAR-RELATED MATTERS

    Uranium Enrichment Decontamination and Decommissioning Fund.  On June 12,
    ------------------------------------------------------------
1998, 16 electric utilities from across the country, including the Company, filed a multi-count complaint against the United States government in the United
States District Court for the Southern District of New York.   The suit
challenges the constitutionality of a $2.25 billion retroactive assessment imposed by the federal government on domestic nuclear power companies to pay for the clean up of the federal government's three uranium enrichment plants. Those plants are located at Oak Ridge, Tennessee, Paducah, Kentucky, and Portsmouth, Ohio. The Oak Ridge plant went into operation in 1945, and the other two plants began operation during the 1950s.

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


1995 GAS SETTLEMENT

  The Company has entered into several agreements to help manage its pipeline capacity costs and believes it has successfully met Settlement targets for capacity remarketing for the twelve months ending October 31, 1998, thereby avoiding negative financial impacts for that period. In July, the Company entered into an agreement with Dynegy Marketing and Trade to provide advice with respect to the management of the Company's gas supply, transportation and storage costs consistent with the goal of providing reliable service and reducing the cost of gas.

  On October 16, 1998, the Company, the staff of the PSC and certain other parties entered into an interim settlement agreement, designed to address the period between expiration of the 1995 Settlement and the implementation of a new multi-year settlement to be negotiated. The interim settlement was approved by the PSC on November 4, 1998. In its ruling the PSC indicated that the allocation of transition costs may be changed in the future after it considers similar issues in another case. Major elements of the interim settlement include: (1) the term is from December 1, 1998 through the earlier of June 30, 1999 or the effective date of a new multi-year agreement; (2) base rates, which cover the cost of the local system, will remain frozen for all customers at the July 1, 1998 level while the Gas Cost Adjustment will continue to vary from month to month; (3) a level of revenues ($11.9 million on an annual basis) which corresponds to the Company's anticipated revenues from capacity remarketing transactions currently in place is imputed to the Company; (4) the Company will share 15% of the savings realized from the reduction of capacity commitments;
(5) the Company will simplify the transportation gas program and cap the migration of customers at 10% of annual retail sales and not assign capacity costs to certain migrating customers; (6) the Company will be allowed to recover the upstream costs that may be stranded by migration; and, (7) certain issues relating to past gas costs have been resolved whereby the Company shall set aside, in a manner to be determined by the PSC for the benefit of customers, $2.2 million of the total amount recovered through the Gas Cost Adjustment.

     The Federal Energy Regulatory Commission (FERC) approved a change in rate design for the Great Lakes Gas Transmission Limited Partnership (Great Lakes) on which the Company holds transportation capacity. This change resulted in a retroactive surcharge by Great Lakes to the Company in the amount of approximately $8 million, including interest. Under the terms of the 1995 Gas Settlement, the Company may recover approximately one-half of the surcharge in rates charged to customers; but the remainder may not be passed through and has been previously reserved. The Company, which paid the Great Lakes assessment under protest, vigorously contested it before the FERC, but on April 25, 1996, the FERC upheld this determination that the charge to the Company is proper.
The Company's petition to the U.S. Court of Appeals was denied on January 16,
1998.   The court's order imposed additional interest charges on the Company and on other similarly situated customers. The Company, along with other participants filed a Petition of Rehearing with the D.C. Circuit on this interest issue, which Petition was denied on May 21, 1998. The Company paid approximately $680 thousand in additional interest charges pursuant to the FERC order.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following is Management's assessment of certain significant factors affecting the financial condition and operating results of the Company. This assessment contains statements which are not historical fact and which can be classified as forward looking. These statements can be identified by the use of certain words which suggest forward looking information such as "believes", "expects", "projects", "estimates" and "anticipates" or, words which relate to
future goals or strategies.   In addition to the assumptions and other factors
referred to specifically in connection with such statements, some of the factors that could make a significant difference in the forward-looking statements include: (1) state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, or affect the speed and degree to which competition enters the electric and natural gas industries; (2) recoverability of environmental compliance costs and nuclear decommissioning costs through rates; (3) industrial, commercial and residential growth in the service territories; (4) technological developments; (5) the weather and other natural phenomena; (6) possible growth opportunities and risks for the Company's unregulated subsidiary operations, such as competition and reliance on certain suppliers and customers; (7) the timing and extent of changes in commodity prices and interest rates; (8) unanticipated developments associated with identifying, assessing, fixing and testing the modifications necessary to mitigate Year 2000 compliance problems, as well as the indirect impacts of third parties with whom RG&E does business and who do not sufficiently mitigate their Year 2000 compliance problems; and (9) other considerations that may be disclosed from time to time in the Company's publicly disseminated documents and filings.



LABOR DAY STORM

     At approximately midnight, Monday morning, September 7, a severe lightning and windstorm struck the Company's franchise area. The storm damaged the Company's electrical system at several hundred different locations. The Company immediately declared its highest state of storm emergency. Subsequently, several counties within the Company's franchise area were declared state and federal disaster areas.

     The Company estimates that initially as many as 100,000 customers lost power due to the storm. The Company requested mutual aid from other utilities both within and outside of New York State. A peak workforce of more than 1,200 people was engaged in the repair effort both in the field and at recovery centers to restore power. On Saturday afternoon, September 12, the Company announced that all power had been restored, in all but a few isolated cases.

     The Company is still assessing the total cost incurred as a result of this storm. The Company anticipates costs will be at least $8 million. Under the Settlement with the PSC, if incremental costs resulting from a "catastrophic event" exceed $2.5 million, such costs would be deferred. Under the Settlement, the Company agreed to defer, for future recovery, up to $30 million of catastrophic and other unanticipated costs. However, if the deferral of such costs exceeds $30 million, the Company may seek to recover a portion of such costs during the term of the Settlement.


EARNINGS SUMMARY



      Basic and diluted earnings per common share for the current and prior year three-month and nine-month periods ended September 30, are as follows:


                       1998   1997

       Three Months    $ .62  $ .53
       Nine Months     $1.94  $1.98

     Earnings for the third quarter of 1998 were up $.09 per share compared with the third quarter last year primarily due to warmer summer temperatures leading to $6.1 million more in revenue from electricity sales to wholesale customers. Retail electric sales were up 0.6% in the third quarter when compared to the same period last year. Retail electric revenue declined $2.7 million due primarily to an additional electric rate decrease. Gas sales were down 3.6% in the same comparison period. Total operating revenues were up $32.3 million on the strength of the electric wholesale, electric sales to other marketers and $29.2 million in unregulated revenue. Earnings applicable to common stock were up $3.5 million in the quarter.

     Competitive supplier choice began for up to 10% of the Company's electric load on July 1, 1998. The impact was not significant with the loss of Company retail sales being roughly offset by the sale of distribution service and electricity to marketers, including Energetix, the Company's unregulated subsidiary.

     Earnings for the nine-month period ended September 30, 1998 were down $0.04 per share compared with a year earlier. The principal factor decreasing revenue was warmer weather in the heating season and the impact on earnings was partially offset by reduced expenses. Retail electric sales were down 1.4% for the nine-month comparison period. Gas sales were down 12.3%. Temperatures during periods of heating for the nine-month comparison period were 20.7% warmer. Earnings applicable to common stock were down $1.6 million.

     The impact of developing competition in the energy marketplace may affect future earnings. The Settlement allows for a phase-in to open electric markets while lowering customer prices and establishing an opportunity for competitive returns on shareholder investments. The nature and magnitude of the potential impact of the Settlement on the Company will depend on several factors, including the availability of qualified energy suppliers in the Company's service territory, the degree of customer participation and ultimate selection of an alternative energy supplier, the Company's ability to be competitive by controlling its operating expenses, and the Company's ultimate success in the development of its unregulated business opportunities as permitted under the Settlement.



COMPETITION


       See the Company's Form 10-K for the fiscal year ended December 31, 1997,
Item 8.- Note 10 of the Notes to Financial Statements for a discussion of regulatory and strandable assets and related accounting issues.



     PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. The Settlement provides for a transition to competition during its five-year term (July 1, 1997 to June 30,
2002) and establishes the Company's electric rates for each annual period. Over the five year period the Company's total rate decreases will total approximately $64.6 million. A Retail Access Program will be phased in over a four-year period, allowing customers to purchase electricity, and later electricity and
capacity commitments, from sources other than the Company.   The Company will be
given a reasonable opportunity to recover prudently incurred costs, including those pertaining to generation and purchased power. The Settlement also requires the Company to functionally separate its regulated operations: distribution, generation, and retailing. Any unregulated retail operations must be structurally separate from the regulated utility functions but may be funded with up to $100 million. Although the Settlement provides incentives for the sale of generating assets, it does not require the Company to divest generating or other assets nor write-off of stranded costs. The Company believes that the Settlement will not adversely affect its eligibility to continue to apply SFAS-71- "Accounting for the Effects of Certain Types of Regulation", with the exception of certain to-go costs associated with non-nuclear generation. If, contrary to the Company's view, such eligibility were adversely affected, a material write-down of assets, the amount of which is not presently determinable, could be required. (See the Company's 1997 Form 10-K, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "PSC Competitive Opportunities Case Settlement" for a detailed description of the Rate Plan, Retail Access and Generating Assets aspects of the Settlement.)

     Retail Access. The Energy Choice Program approved by the PSC as part of the Company's Settlement went into effect on July 1, 1998. Under the Settlement, customers whose electric energy purchases represent approximately 10% of the Company's total annual retail sales are now eligible to purchase electricity (but not capacity commitments) from alternative suppliers.

     Generating Assets.   The Company and Niagara Mohawk Power Corporation
(Niagara Mohawk) have entered into an agreement dated June 8, 1998 (Sale Agreement) whereby the Company's 24% ownership interest in the Oswego Generating Facility Unit 6 (Oswego 6) non-nuclear generating facility will be included in the bidding process for Niagara Mohawk's non-nuclear generation pursuant to Niagara Mohawk's electric restructuring agreement approved by the PSC. Niagara Mohawk owns the remaining 76% of Oswego 6.

     The Sale Agreement provides for the allocation of proceeds and liabilities pertaining to the Oswego 6 facility in accordance with the ownership interests of the Company and Niagara Mohawk. For purposes of the Sale Agreement, the Company's 24% interest in the Oswego 6 facility has been deemed equivalent to a 12% interest in the entire Oswego Generation Facility, which consists of Oswego 6, another operational unit, Oswego 5, that is virtually identical to Oswego 6, and four older, non-operational units, Oswego 1-4. The Sale Agreement has been approved by the PSC. The bidding process is continuing into November 1998. The Company cannot predict whether Oswego 6 will be sold or at what price. The book value of the Company's interest in Oswego 6 at September 30, 1998 was $54.3 million.


     BUSINESS AND FINANCIAL STRATEGY. Under the terms of the Settlement, the Company has functionally separated its generation, distribution, and regulated energy services businesses. The Company expects to pursue the actions necessary to form a holding company structure later this year and in early 1999. As permitted by the Settlement, the Company has established a separate unregulated subsidiary called Energetix which will be able to compete for energy, energy services and energy products both in and outside the Company's existing franchise service territory. In June 1998 Energetix moved its operations into a separate facility. The Company has also developed an integrated financial strategy that includes new business development initiatives and a Common Stock share repurchase program.

     Energy Choice. Within the framework of the Energy Choice Program, the Company will unbundle traditional utility services. Retail electric customers in the Company's service territory will have the opportunity to purchase energy, capacity and retailing services from competitive energy service companies, referred to as distribution customers or load-serving entities (LSEs). They may also continue to purchase fully bundled electric service from the Company under existing retail tariffs.


     Energy Choice adopts the single-retailer model for the relationship between the Company as the distribution provider, qualified distribution customers, and retail (end-use) customers.


  In this model, retail customers have the opportunity for choice in their energy service company (distribution customer) and receive only one electric bill from the company that serves them. With the exception of emergency services, which remain the Company's responsibility, retail customers' primary point of contact is with their chosen energy service company.

  Under this model, energy service companies are responsible for buying or otherwise providing the electricity their retail customers will use, paying regulated rates for transmission and distribution, and selling electricity to their retail customers (the price of which would include the cost of the electricity itself and the cost to transport electricity through the Company's distribution system).

  These companies may also bundle products and services which fit the needs of their customers, package them together with electricity and render one bill to the retail customer.

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


     The PSC has approved tariffs for both the pilot and full-scale retail access programs. Both programs are substantially the same. The pilot program began on February 1, 1998, will last for two years, and is open to eligible farmers and food processors only. The full-scale program began on July 1, 1998 and is open to all retail customers of all classes and sizes. To ensure an orderly transition as electric deregulation unfolds, the amount of electricity that can be sold competitively will be phased-in over a four-year period. This phase-in is limited to approximately 10% of the Company's total retail electric sales during the first year, up to 20% in the second year, up to 30% in the third year, and is eliminated thereafter.


  Through September 30, 1998, seven distribution customers, including Energetix, have been qualified by the Company to serve retail customers under these programs. Also, as of September 30, 1998, all distribution customers have opted to purchase "full requirements" power from the Company to serve their retail customers. The Company has distributed approximately 32,123 MWH (annualized) to retail customers under the pilot program and 531,296 (annualized) MWH to retail customers, representing about 80% of the first-year cap, under the full scale program.

  The PSC has also initiated a statewide proceeding to recommend "uniform business rules" dealing with electric retail access programs for each of the utilities it regulates. This proceeding may ultimately result in tariff changes, but at this time the Company cannot predict the scope of such changes.


     Holding Company.  During the third quarter, the Company filed applications
with various regulatory agencies, including the PSC, FERC, and   NRC, requesting
approval of a corporate restructuring including the creation of a holding company. RG&E Holdings, Inc., a New York corporation, was organized in November 1998 for the purpose of carrying out the restructuring. Subject to regulatory and shareholder approvals, the Company anticipates forming the holding company structure by mid-1999. The holding company structure is consistent with provisions of the Competitive Opportunities Settlement.

     Unregulated Subsidiaries. It is part of the Company's financial strategy to achieve growth by entering into unregulated businesses. The Settlement allows for the investment of up to $100 million in unregulated businesses. The first step in this direction was the formation and operation of Energetix effective January 1, 1998. Energetix is an unregulated subsidiary of the Company that will bring energy products and services to the marketplace both within and outside the Company's franchise area. Energetix intends to market electricity, natural gas, oil and propane fuel energy services over an area extending in a 150-mile radius of Rochester.

     In August 1998, Energetix acquired Griffith Oil Inc., the second largest oil and propane distribution Company in New York State. Griffith will give Energetix access to 65,000 new customers, with 60,000 of them residing outside of the Company's regulated franchise territory. In addition to its current products, Griffith will sell electricity, natural gas and other services offered by Energetix to their existing customers. Griffith has approximately 350 employees and operates 16 customer service centers.

     Energetix also announced an alliance with the Greater Rochester Metro Chamber of Commerce to offer discounts on energy to the Chamber's 3,400 members. In June 1998, Energetix launched ServiceCare, an appliance warranty and repair program.

     On July 1, 1997 the Company and Energetix filed with the FERC seeking authorization to engage in the wholesale sale of electric energy and capacity at market-based rates. These applications were accepted by FERC on September 12, 1997. The Company must seek separate authorization in order to sell electric energy to Energetix at market-based rates.

     During the second quarter of 1998, the Company formed a new unregulated subsidiary, RGS Development Corporation (RGS). RGS was formed to pursue unregulated business opportunities in the energy marketplace.

     Stock Repurchase Plan. By order issued April 24, 1998, the PSC approved a Stock Repurchase Plan providing for the repurchase of Common Stock having an aggregate market value of not to exceed $145 million. The Company began the repurchasing program in May 1998 and has repurchased 665,200 shares of Common Stock for approximately $20.4 million through September 30, 1998.


       PSC PROCEEDING ON NUCLEAR GENERATION. On March 20, 1998, the PSC initiated a proceeding to examine a number of issues raised by the Staff position paper on nuclear generation and the comments received in response to it. In reviewing the Staff paper and parties' comments, the PSC (a) adopted as a rebuttable presumption the premise that nuclear power should be priced on a market basis to the same degree as power from other sources, with parties challenging that premise having to bear a substantial burden of persuasion, (b) characterized the proposals in the Staff paper as by and large consistent in concept with the PSC's goal of a competitive, market-based electricity industry,
(c) questioned Staff's position that would leave funding and other decommissioning responsibilities with the sellers of nuclear power interests and
(d) indicated interest in the potential for the New York Nuclear Operating Company (NYNOC) (see the Company's 1997 Form 10-K, Item 7, under Competition

Nuclear Operating Company) to benefit customers through efficiency gains and directed pursuit of that matter in this nuclear generating proceeding or separately upon the filing of a formal NYNOC proposal. The Company's strandable assets in nuclear plant could be impacted by the outcome of this proceeding.
The proceeding is intended to be completed in 1999.



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


       On June 30, 1998, FERC issued its Order Conditionally Authorizing Establishment of Independent System Operator, a draft order that conditionally authorizes the establishment of the NYISO by the Member Systems of the NYPP. The draft order addresses areas of governance, standards of conduct and reliability. The draft order is considered to be modified at this time, since FERC has deferred consideration of the tariff and the member agreements. FERC noted that these will be addressed in a future order, but at this time, no specific date has been set. FERC has also recommended that concerned parties revisit the independent system operator weighted voting distribution relative to governance. On October 23, 1998 the Company's ISO Governance Settlement Agreement was filed with FERC.

     Significant changes to pricing procedures now in effect within NYPP are expected, but it is unclear what effect these changes may have once other regulatory changes in New York State are implemented. At the present time, the Company cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations or the financial condition of the Company.



       PSC GAS RESTRUCTURING POLICY STATEMENT. On November 3, 1998, the PSC issued their "Policy Statement Concerning the Future of the Natural Gas Industry in New York State and Order Terminating Capacity Assignment". The Policy Statement announces the PSC's view on how to best ensure a competitive market for natural gas in New York. The PSC concludes that the most effective way to establish a robust competitive market for gas supply is for local distribution companies to exit the merchant function. The concomitant order also requires that local distribution companies cease assigning capacity to customers migrating from sales to transportation service no later than April 1, 1999. The Company is in the process of evaluating this Policy Statement and will respond to the specific requirements of the Order.


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



     1995 GAS SETTLEMENT.   The Company was successful in meeting the targets
for capacity remarketing for the twelve months ending October 31, 1998, as established in the 1995 Gas Settlement. The Company concluded a natural gas supply portfolio management agreement ("Portfolio Agreement") with a new manager to assist the Company in managing its pipeline capacity and other costs through June 30, 2000. Because the 1995 Settlement expires on October 31, 1998, the Company prepared a proposal for a multi-year settlement to succeed the 1995 Settlement. The Company commenced settlement negotiations with the Staff of the PSC and other interested parties in August 1998. The Company does not expect that a multi-year settlement will be concluded and become effective prior to 1999.

  On October 16, 1998, the Company, the staff of the PSC and certain other parties entered into an interim settlement agreement, designed to address the period between expiration of the 1995 Settlement and the implementation of a new multi-year settlement to be negotiated. The interim settlement was approved by the PSC on November 4, 1998. In its ruling the PSC indicated that the allocation of transition costs may be changed in the future after it considers similar issues in another case. Major elements of the interim settlement include: (1) the term is from December 1, 1998 through the earlier of June 30, 1999 or the effective date of a new multi-year agreement; (2) base rates, which cover the cost of the local system, will remain frozen for all customers at the July 1, 1998 level while the Gas Cost Adjustment will continue to vary from month to month; (3) a level of revenues ($11.9 million on an annual basis) which corresponds to the Company's anticipated revenues from capacity remarketing transactions currently in place is imputed to the Company; (4) the Company will share 15% of the savings realized from the reduction of capacity commitments;
(5) the Company will simplify the transportation gas program and cap the migration of customers at 10% of annual retail sales and not assign capacity costs to certain migrating customers; (6) the Company will be allowed to recover the upstream costs that may be stranded by migration; and, (7) certain issues relating to past gas costs have been resolved whereby the Company shall set aside, in a manner to be determined by the PSC for the benefit of customers, $2.2 million of the total amount recovered through the Gas Cost Adjustment.


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


LIQUIDITY AND CAPITAL RESOURCES


       During the first nine months of 1998 cash flow from operations (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures, the share repurchase program, the payment of dividends, the redemption of preferred stock, long-term and short-term debt. At September 30, 1998 the Company had cash and cash equivalents of $11.3 million. Capital requirements during 1998 are anticipated to be satisfied primarily from the combination of internally generated funds and the use of short-term credit arrangements with some external financing possible in the fourth quarter of 1998.

       CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production and the repayment of existing debt. The Company has no plans to install additional baseload generation.



      Total 1998 capital requirements are currently estimated at $165 million, of which $125 million is for construction and $40 million is for the redemption of maturing securities and sinking fund obligations. Approximately $70 million had been expended for construction as of September 30, 1998, reflecting primarily expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains.


     Settlement with Co-generator.   In May 1998 the Company entered into a
Global Settlement Agreement regarding the termination of a power purchase contract with Kamine/Besicorp Allegany L.P. (Kamine). In August 1998 the PSC approved the Global Settlement Agreement. The circumstances regarding the Kamine contract, related litigation and the Global Settlement Agreement are discussed in this report under Note 2 of the Notes to Financial Statements. Under the terms of the Global Settlement Agreement, the Power Purchase Agreement will be terminated for payment by the Company of $178 million over the next 16 years, without interest (including an initial $10 million payment). The Global Settlement Agreement also contemplates the purchase of the Kamine generation facility for $15 million. The Company has no other long-term obligations to purchase energy from Qualifying Facilities.



     Year 2000 Readiness Information. As the year 2000 (Y2K) approaches the Company, like most companies, faces potentially serious information and operational systems (computer and microprocessor-based devices) problems because many software applications and embedded systems programs created in the past will not properly recognize calendar dates beginning with the year 2000 or that the year 2000 is a "leap-year".



  The Company identified the need to address Y2K issues early and in June 1996 established the Y2K Project (Y2K Project). Resources from across the enterprise have been committed to the Y2K Project. The Company has assigned approximately 40 full-time equivalent people to work on the Y2K Project as well as retaining certain outside consultants to assist in the inventory, assessment, and certification of date-aware devices. The Company expects to fund its Y2K Project internally and estimates it will incur approximately $15 million of costs through January 1, 2000, associated with making the necessary modifications identified to date. This amount includes a contingency allowance for replacement systems that may be required. The Company has incurred approximately $4.6 million of costs through September 30 1998. The Company is also participating in the Y2K activities of several organizations such as the New York Power Pool, North American Electric Reliability Council, Electric Power Research Institute and others.


  The Y2K Project is divided into five primary phases. The first phase is the inventory phase during which applications (both internally developed and vendor developed) and devices are identified and criticality to the business is determined. During the next phase, the assessment phase, the Y2K readiness of the items is determined. The third phase, fixing, is when replacement or remediation of the items is performed. The fourth phase is the testing phase, when the items are functionally verified and date tested. The final phase is the contingency phase when contingency plans will be developed for all critical applications, devices and systems.


  To date, the Y2K Project has completed identification and assessment of internally developed applications and has begun fixing activities. To this end, the Company has implemented a new Y2K-ready customer information and billing system. Starting in April 1998 and continuing through the first half of 1999, the Company is replacing its PC workstations and software with Y2K-ready equipment and software. The completion of a pilot application remediation project has provided better time estimates for completion of the remaining fixing and testing phases of the Y2K Project. The Company expects to be through the fixing phase for all internally developed and vendor applications by year-end 1998. Testing for Y2K readiness has begun. Device identification, assessment, and fixing are underway and are expected to be completed in the first half of 1999. Identification of critical external parties including customers, suppliers, business partners, government agencies, and financial institutions is also in progress. The Company expects to survey these critical external parties to assess their degree of Y2K readiness. This assessment phase is expected to be completed during the fourth quarter of 1998. Testing of individual applications and devices as well as systems will take place primarily in the first half of 1999 with completion of all activities by the third quarter of 1999.


      The Company has in place a Business Recovery Plan describing alternative processes and procedures to ensure the integrity of its energy and financial systems. The Business Recovery Plan will serve as the basis for any Y2K contingencies. Contingency planning commenced in October 1998 and is expected to be completed by June 1999. The Company will be able to identify its most reasonably likely worst case Y2K contingency scenario when it completes the Scenario Risk Analysis phase of contingency planning. Failure to address Y2k issues properly, however, could cause the Company to, among other things, issue inaccurate bills, report inaccurate data, or incur plant outages and/or energy delivery problems.


      Energetix, the Company's wholly owned subsidiary, including its recently acquired Griffith, estimates the cost of making the necessary modifications identified to date to be less than $100,000. Most of its systems, personal computers and operating equipment are less than seven years old. Energetix has identified items that are the most vulnerable to the Y2K problem and is in various stages of assessing, fixing and testing those items. These items are
expected to be Y2K-ready by the second quarter of 1999.   Energetix has begun to
survey critical third parties including customers, suppliers, business partners and financial institutions to assess their degree of Y2K readiness and develop contingency plans to ensure the integrity of its operational and financial systems.

      FINANCING. In September 1998 the Company completed the delivery of $25.5 million of 5.95% New York State Energy Research and Development Authority (NYSERDA) tax-exempt bonds due September 1, 2033. (See Form 10-K for the fiscal year ended December 31, 1997, Item 8. Note 9. Short-Term Debt, regarding the Company's short-term borrowing arrangements.)

      REDEMPTION OF SECURITIES. On July 1, 1998, the Company redeemed at maturity $30 million principal amount of its First Mortgage 6.70% Bonds, Series
X. On September 1, 1998, the Company redeemed, pursuant to a mandatory sinking fund, 100,000 shares of 7.55% Preferred Stock, Series T, at $100 per share. On December 1, 1998 the Company will redeem $25.5 million principal amount of First Mortgage Bonds, due 2028, Series OO at a redemption price of 102%. The Series OO Bonds secure an issue of NYSERDA tax-exempt bonds which will be redeemed on December 1, 1998 with the proceeds of the Series OO redemption.

     FOSSIL UNIT STATUS. On January 21, 1998, the Company decided to retire Beebee Station by mid-1999. Factors such as the plant's age, location no longer consistent with the development of the surrounding area, lack of a rail/coal delivery system and more stringent clean air regulations made the plant uneconomical in the developing competitive generation business. The retirement of Beebee Station is not expected to have a material effect on the Company's financial position or results of operations. The plant will be fully depreciated at the time of retirement. The Settlement provides that all prudently incurred incremental costs associated with the shut down and decommissioning of the plant are recoverable through the Company's distribution access tariff. The electric capability and energy currently provided by the plant is expected to be replaced by purchased power as needed.

RESULTS OF OPERATIONS


      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and nine-month periods ended September 30, 1998 to the three-month and nine-month periods ended September 30, 1997.


      OPERATING REVENUES AND SALES. Total Company revenues for the first nine months of 1998 were $18.3 million or 2% below the first nine months of 1997. Lower therm sales of gas due to milder weather than last year were partially offset by higher revenues from wholesale electric sales. Total Company revenues for the third quarter of 1998 were $32.3 million or 15% above the third quarter of 1997. The revenue increase reflects primarily higher wholesale electric sales due to a favorable wholesale market and increased marketing of available capacity.


      INCOME STATEMENT CHANGES. Operating revenues have been reclassified into three components. Two, electric operating revenues and gas operating revenues, include all regulated and unregulated sales of electricity and gas, respectively. The third, other operating revenues, includes mainly sales from Griffith Oil, Inc., an oil and propane distribution company recently acquired by Energetix, as well as other energy products. Unregulated fuel expenses and unregulated O&M expenses excluding fuel reflect certain operating expenses of Energetix.


     FUEL EXPENSES. The fuel expense increases in both comparison periods were driven by higher electric sales in the third quarter this year partially offset by lower purchases of gas due to milder weather during the heating season.


      OPERATIONS EXCLUDING FUEL EXPENSES AND MAINTENANCE EXPENSES. O&M excluding fuel expenses decreased for the nine-month comparison period reflecting mainly lower depreciation expense due to the termination of certain charges in June 1998 as required under the Settlement, the amortization of early retirement costs which ended in June of 1997, decreases associated with uncollectible accounts in the second quarter and first half of 1998 and dividends received on insurance policies. For the third quarter comparison these expenses were flat.



      TAXES. The decrease in local, state and other taxes for the nine month comparison period reflects mainly lower state revenue taxes due to decreased revenues. For the third quarter comparison, local, state and other tax expenses were flat. Changes in Federal income taxes in both comparison periods reflect primarily variations in pre-tax earnings.


   OTHER STATEMENT OF INCOME ITEMS. The decrease in Other Income and Deductions, Other-net in both comparison periods reflects mainly accounting adjustments no longer required as provided under the Settlement relating to the elimination of the Nine Mile Two O&M expense deferral mechanism and, for the nine-month comparison period, the resolution of certain pension and other employee benefit charges as required under the Settlement. Interest charges decreased due to refinancings and the redemption of long-term debt in 1997 and 1998 as well as lower miscellaneous interest charges on pension and other post-employment benefits.


DIVIDEND POLICY

     On September 16, 1998, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on October 24, 1998 to shareholders of record on October 2, 1998. The level of future cash dividend payments on

Common Stock will be dependent upon the Company's future earnings, its financial requirements, and other factors. The Company's Certificate of Incorporation provides for the payment of dividends on Common Stock out of the surplus net profits (retained earnings) of the Company.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   For information on Legal Proceedings reference is made to Note 2 of the Notes to Financial Statements.


ITEM 5.  OTHER INFORMATION


      1999 Annual Meeting Shareholders' Proposals. Rule 14a-4(c) of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on a matter coming before an annual meeting of shareholders which is not included in the Company's proxy statement, if the Company does not have notice of the matter at least 90 days before the date of the annual meeting of shareholders. In addition, discretionary voting authority may generally also be used if the Company receives timely notice of such matter (as described in the preceding sentence) and if, the Company describes the nature of such matter in the proxy statement. Accordingly, for the 1999 Annual Meeting of Shareholders any such notice must be received by the Secretary of the Company on or before January 28, 1999.


     The Company's by-laws provide that any shareholder who wishes to submit a proposal must notify the Company 90 days in advance of the meeting and must submit the following: (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting the business at that meeting, (b) the shareholder's name and address, as they appear on the Company's books, (c) the class and number of shares of the Company that are owned by the shareholder and (d) any may material interest of such shareholder in such business.


      These requirements are separate and apart from the Securities and Exchange Commission's requirements that a shareholder must meet in order to have a shareholder proposal included in the Company's proxy statement for its 1999 Annual Meeting. Specific proposals of common shareholders intended to be presented at the 1999 Annual Meeting of Shareholders must be received by the Secretary of the Company no later than November 3, 1998 in order to be eligible for inclusion in the Company's proxy materials relating to that meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a)  Exhibits:  See Exhibit Index below.


 (b)  Reports on Form 8-K:


There were no Form 8-K Reports filed during the third quarter of 1998.


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


                                      ROCHESTER GAS AND ELECTRIC CORPORATION
                                      --------------------------------------
                                                   (Registrant)



Date: November 9, 1998                By         /s/     J.B. STOKES
                                         ------------------------------------
                                                    J. Burt Stokes

                                       Senior Vice President, Corporate Services
                                              and Chief Financial Officer





Date: November 9, 1998                By         /s/  WILLIAM J. REDDY
                                         ------------------------------------
                                                     William J. Reddy
                                                         Controller