Form 10-Q
period 1999-03-31
ROCHESTER GAS & ELECTRIC CORP
filed 1999-05-14
CIK 84557

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March  31, 1999
                               ------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

Commission file number                   1-672
                       --------------------------------------------------------

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

                                      N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

    Common Stock, $5 par value, at April 30, 1999: 36,835,713
                                                   ----------

                                     INDEX


                                                           Page No.
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheet - March 31,1999 and
    December 31, 1998......................................     1

Consolidated Statement of Income - Three Months Ended
  March 31, 1999 and 1998..................................     2

Consolidated Statement of Cash Flows - Three Months
    Ended March 31, 1999 and 1998..........................     3

Notes to Financial Statements.............................. 4 - 8

Management's Discussion and Analysis of Financial
    Condition and Results of Operations.................... 9 -22

         Quantitative and Qualitative Disclosures About
         Market Risk...................................... 22 -23

PART II - OTHER INFORMATION

Legal Proceedings.........................................     23

Submission of Matters to a Vote of Security Holders.......     23

Other Information.........................................     23

Exhibits and Reports on Form 8-K..........................     23

Signatures................................................     24


                    Rochester Gas and Electric Corporation
                          Abbreviations and Glossary

Company or RG&E      Rochester Gas and Electric Corporation

EITF                 Emerging Issues Task Force

Energetix            Energetix, Inc., a wholly-owned subsidiary of the Company

Energy Choice        A competitive electric retail access program of the Company being phased-in over a period ending July, 2001.

FERC                 Federal Energy Regulatory Commission

Ginna Plant          Ginna Nuclear Plant wholly owned by the Company

Griffith             Griffith Oil Company, Inc ., an oil, gasoline and propane distribution company acquired by Energetix in 1998

ISO                  Independent System Operator

Kamine               Kamine/Besicorp Allegany L.P.

LDC                  Local Distribution Company

Nine Mile Two        Nine Mile Point Nuclear Plant Unit No. 2  of which the Company owns a 14% share

NOI                  Notice of Inquiry

NOPR                 Notice of Proposed Rulemaking

NRC                  Nuclear Regulatory Commission

NYISO                New York Independent System Operator

NYNOC                New York Nuclear Operating Company

NYPP                 New York Power Pool

O&M                  Operation and Maintenance

PSC                  New York State Public Service Commission

RGS Development      RGS Development Corporation, a wholly-owned subsidiary of the
                     Company

RGS Energy           RGS Energy Group, Inc., currently a wholly-owned subsidiary of the
                     Company which is expected to become the parent company later in 1999.

SEC                  Securities and Exchange Commission

Settlement           Competitive Opportunities Case Settlement among the Company, PSC and other parties which provides the framework for the development of competition in the  electric energy marketplace through June 30, 2002

SFAS                 Statement  of Financial Accounting Standards

PART I - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS

                    Rochester Gas and Electric Corporation
                          Consolidated Balance Sheet

                                                                                  At March 31,  At December 31,
                                                                                      1999          1998
(Thousands of Dollars)                                                            (Unaudited)
Assets
Utility Plant
Electric                                                                           $2,501,205    $2,477,077
Gas                                                                                   441,618       435,318
Common                                                                                164,054       158,038
Nuclear fuel                                                                          269,776       256,562
                                                                                 ---------------------------
                                                                                    3,376,653     3,326,995
Less: Accumulated depreciation                                                      1,671,033     1,640,645
          Nuclear fuel amortization                                                   226,460       222,830
                                                                                 ---------------------------
                                                                                    1,479,160     1,463,520
Construction work in progress                                                          79,384        98,554
                                                                                 ---------------------------
      Net Utility Plant                                                             1,558,544     1,562,074
                                                                                 ---------------------------

Current Assets
Cash and cash equivalents                                                               7,176         6,523
Accounts receivable, net of allowance for doubtful accounts:
  3/31/99 - $ 26,577; 12/31/98 - $ 26,554                                             113,894        89,291
Unbilled revenue receivable                                                            31,222        37,922
Materials, supplies and fuels                                                          20,307        43,024
Prepayments                                                                            37,132        25,950
Other current assets                                                                       71           253
                                                                                 ---------------------------
      Total Current Assets                                                            209,802       202,963
                                                                                 ---------------------------

Intangible Assets
Goodwill                                                                               14,457        14,681
Other Intangible assets                                                                 6,697         6,381
                                                                                 ---------------------------
      Total Intangible Assets                                                          21,154        21,062
                                                                                 ---------------------------

Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                                         188,619       183,502
Nine Mile Two deferred costs                                                           28,995        29,258
Unamortized debt expense                                                               16,842        17,241
Other deferred debits                                                                  24,169        18,531
Regulatory assets                                                                     396,893       416,320
Other assets                                                                            1,102         1,984
                                                                                 ---------------------------
      Total Deferred Debits and Other Assets                                          656,620       666,836
                                                                                 ---------------------------
      Total Assets                                                                 $2,446,120    $2,452,935
                                                                                 ---------------------------

Capitalization and Liabilities
Capitalization
Long term debt - mortgage bonds                                                      $510,019      $510,002
               - promissory notes                                                     244,146       248,224
Preferred stock redeemable at option of Company                                        47,000        47,000
Preferred stock subject to mandatory redemption                                        25,000        25,000
Common shareholders' equity:
  Common stock ($5 par, 38,885,813 shares at  3/31/99 and 12/31/98                    700,218       699,730
  Retained earnings                                                                   148,984       129,484
                                                                                 ---------------------------
                                                                                      849,202       829,214
  Less:  Treasury stock at cost (1,895,400 shares at 3/31/99 and 1,507,000
         shares at 12/31/98)                                                           56,974        46,433
                                                                                 ---------------------------
      Total Common Shareholders' Equity                                               792,228       782,781
                                                                                 ---------------------------
      Total Capitalization                                                          1,618,393     1,613,007
                                                                                 ---------------------------

Long Term Liabilities
  Nuclear waste disposal                                                               88,538        87,566
  Uranium enrichment decommissioning                                                   12,243        12,197
  Site remediation                                                                     24,097        24,157
                                                                                 ---------------------------
      Total Long Term Liabilities                                                     124,878       123,920
                                                                                 ---------------------------

Current Liabilities
Long term debt due within one year                                                      3,936           427
Preferred stock redeemable within one year                                             10,000        10,000
Short term debt                                                                        10,040        57,000
Accounts payable                                                                       73,132        52,454
Dividends payable                                                                      17,762        17,937
Equal payment plan                                                                    (4,558)        11,025
Other                                                                                  66,171        34,526
                                                                                 ---------------------------
      Total Current Liabilities                                                       176,483       183,369
                                                                                 ---------------------------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                     323,895       326,972
Pension costs accrued                                                                  62,676        58,677
Kamine deferred costs                                                                  64,021        65,799
Post employment benefits internal reserve                                              45,209        42,909
Other                                                                                  30,565        38,282
                                                                                 ---------------------------
      Total Deferred Credits and Other Liabilities                                    526,366       532,639
                                                                                 ---------------------------

Commitments and Other Matters
                                                                                 ---------------------------
      Total Capitalization and Liabilities                                         $2,446,120    $2,452,935
                                                                                 ---------------------------

The accompanying notes are an integral part of the financial statements.

                     Rochester Gas and Electric Corporation
                        Consolidated Statement of Income

(Thousands of Dollars) (Unaudited)

                                                               March 31          March 31
Three months ended                                               1999              1998*
Operating Revenues
  Electric                                                    $164,671           $169,000
  Gas                                                          117,373            113,515
  Other                                                         44,047                  -
                                                               --------          ---------
      Total Operating Revenues                                 326,091            282,515
                                                               --------          ---------
Operating Expenses
  Fuel Expenses
    Fuel for electric generation                                11,518             11,799
    Purchased electricity                                       12,757              5,444
    Gas purchased for resale                                    60,721             61,670
    Other fuel expenses                                         34,316                  -
                                                               --------          ---------
      Total Fuel Expenses                                      119,312             78,913
                                                               --------          ---------

Operating Revenues Less Fuel Expenses                          206,779            203,602

  Other Operating Expenses
    Operations and maintenance excluding fuel                   65,754             69,309
    Unregulated operating and maintenance expenses
      excluding fuel                                             6,476                726
   Depreciation and amortization                                29,141             29,182
    Taxes - local, state and other                              31,355             32,561
    Federal income tax                                          23,077             23,679
                                                              --------          ---------
      Total Other Operating Expenses                          155,803             155,457
                                                              --------          ---------

Operating Income                                               50,976              48,145
Other (Income) and Deductions
  Allowance for other funds used during construction             (228)               (93)
  Federal income tax                                             1,303                449
  Other, net                                                   (1,377)            (1,873)
                                                               --------          ---------
      Total Other (Income) and Deductions                        (302)            (1,517)
                                                               --------          ---------

Interest Charges
  Long term debt                                                12,721             10,784
  Other, net                                                     1,661                773
  Allowance for borrowed funds used during construction          (366)              (150)
                                                               --------          ---------
      Total Interest Charges                                    14,016             11,407
                                                               --------          ---------

Net Income                                                      37,262             38,255
                                                               --------          ---------
Dividends on Preferred Stock                                     1,116              1,305
                                                               --------          ---------
Earnings Applicable to Common Stock                           $ 36,146           $ 36,950
                                                               --------          ---------

Average Number of Common Shares (000's)
   Common Stock                                                 37,249             38,863
   Common Stock and Equivalents                                 37,360             39,014

Earnings per Common Share - Basic                             $   0.97           $   0.95
Earnings per Common Share - Diluted                           $   0.97           $   0.95
Cash Dividends Paid per Common Share                          $   0.45           $   0.45

*Reclassified for comparative purposes
The accompanying notes are an integral part of the financial statements.

                     Rochester Gas and Electric Corporation
                      Consolidated Statement of Cash Flows

(Thousands of Dollars)   (Unaudited)


Three months ended                                                 March 31, 1999        March 31, 1998
CASH FLOW FROM OPERATIONS
Net income                                                           $     37,262         $      38,255
Adjustments to reconcile net income to net cash
 provided from operating activities:
Depreciation and amortization                                              32,527                33,869
Deferred fuel                                                              13,535                13,443
Deferred income taxes                                                         115              (16,281)
Allowance for funds used during construction                                (594)                 (243)
Unbilled revenue, net                                                       6,700                 7,761
Stock option plan                                                             485                   181
Nuclear generating plant decommissioning fund                             (2,571)               (5,227)
Pension costs accrued                                                       3,999               (3,246)
Post employment benefit internal reserve                                    2,300                 2,125
Changes in certain current assets and liabilities:
  Accounts receivable                                                    (29,161)              (32,153)
  Materials, supplies and fuels                                            22,717                19,782
  Taxes accrued                                                             5,736                 4,979
  Accounts payable                                                         20,678               (7,870)
  Other current assets and liabilities, net                                14,870                29,180
Other, net                                                               (11,159)                    75
                                                     ---------------------------------------------------
       Total Operating                                                    117,439                84,630
                                                     ---------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                           (29,924)              (15,475)
Other, net                                                                    174                   (7)
                                                     ---------------------------------------------------
       Total Investing                                                   (29,750)              (15,482)
                                                     ---------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
  Sale/Issuance of common stock                                                 -                    42
  Short term borrowings, net                                             (46,960)              (20,000)
Repayment of promissory note                                                (347)                     -
Dividends paid on preferred stock                                         (1,116)               (1,305)
Dividends paid on common stock                                           (16,820)              (17,488)
Purchase of treasury stock                                               (10,541)                     -
Equal payment plan                                                       (11,025)                12,697
Other, net                                                                  (227)                  (34)
                                                     ---------------------------------------------------
       Total Financing                                                   (87,036)              (26,088)
                                                     ---------------------------------------------------
       Increase in cash and cash equivalents                         $        653         $      43,060
       Cash and cash equivalents at beginning of
         period                                                      $      6,523         $      25,405
                                                     ---------------------------------------------------
       Cash and cash equivalents at end of period                    $      7,176         $      68,465
                                                     ---------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(Thousands of Dollars) (Unaudited)
Three Months ended                                                 March 31, 1999        March 31, 1998
Cash Paid During the Period
Interest paid (net of capitalized amount)                            $      6,234         $       6,293
Income taxes paid                                                    $          -         $       4,660
                                                     ---------------------------------------------------

The accompanying notes are an integral part of the financial statements.

ROCHESTER GAS AND ELECTRIC CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1.  GENERAL

     The Company, in the opinion of management, has included adjustments (which include normal recurring adjustments) which are necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Moreover, the results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2.  OPERATING SEGMENT FINANCIAL INFORMATION

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


                                              (thousands of dollars)
                                            For the Three Months Ended
                                                    March 31,

Regulated Electric                              1999           1998
------------------                              ----           ----

Profit                                        18,189         25,873
Revenues from External Customers             164,088        169,000
Revenues from Intersegment Transactions        9,696              -

Regulated Gas
-------------

Profit                                        18,000         12,862
Revenues from External Customers             115,801        113,515
Revenues from Intersegment Transactions          178              -

Unregulated
-----------

Profit/(Loss)                                  1,073           (480)
Revenues from External Customers              56,076              -

                                             (thousands of dollars)
                                            March 31,       December 31,
                                               1999           1998
                                               ----           ----
Total Unregulated Assets                      69,305         59,946

The total amount of the revenues identified by operating segment do not equal the total Company consolidated amounts as shown in the Consolidated Statement of Income. This is due to the elimination of certain intersegment revenues during consolidation A reconciliation follows:


                                           (thousands of dollars)
                                         For the Three Months Ended
                                                  March 31,

Revenues                                        1999     1998
                                                ----     ----
Regulated Electric                           164,088  169,000
Regulated Gas                                115,801  113,515
Unregulated                                   56,076        -
                                             -------  --------
   Total                                     335,965  282,515

Reported on Consolidated Income Statement    326,091  282,515

Difference to reconcile                        9,874        -

Intersegment Revenue
   Regulated Electric from Unregulated         9,696        -
   Regulated Gas from Unregulated                178        -
                                             -------
      Total Intersegment                       9,874        -


Note 3.  COMMITMENTS AND OTHER MATTERS

     The following matters supplement the information contained in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and should be read in conjunction with the material contained in that Note.

     Regulatory Assets. With PSC approval the Company has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71. These deferred costs are shown as Regulatory Assets on the Company's Balance Sheet. Such cost deferral is appropriate under traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. In a purely competitive pricing environment, such costs might not have been incurred and could not have been deferred. Accordingly, if the Company's rate setting was changed from a cost-of-service approach, and it was no longer allowed to defer these costs under SFAS-71, these assets would be adjusted for any impairment to recovery (pursuant to SFAS-121). In certain cases, the entire amount could be written off.

     SFAS-121 requires write-down of assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be fully recoverable.


     Below is a summarization of the Regulatory Assets as of March 31, 1999:


                                               Millions of Dollars
          Income Taxes                                    $144.4
          Kamine                                           192.0
          Uranium Enrichment Decommissioning Deferral       14.7
          Deferred Ice Storm Charges                         8.3
          Deferred Environmental SIR costs                  20.9
          Labor Day 1998 Storm Costs                         7.6
          Other, net                                         9.0
                                                          ------
          Total - Regulatory Assets                       $396.9
                                                          ------

     See the Company's 1998 Form 10-K, Item 8, Note 10 of the Notes to Financial Statements, "Regulatory Assets" for a description of the Regulatory Assets shown above.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at March 31, 1999 depends on market prices and the competitive market in New York State which is still under development and subject to continuing changes which are not yet determinable, but could be significant. Strandable assets, if any, could be written down for impairment of recovery in the same manner as deferred costs discussed above.

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

     At March 31, 1999 the Company believes that its regulatory assets are not impaired and are probable of recovery. The Settlement in the Competitive Opportunities Proceeding does not impair the opportunity of the Company to recover its investment in these assets. However, the PSC issued an Opinion and Order Instituting Further Inquiry on March 20, 1998 to address issues surrounding nuclear generation. The ultimate determination in this proceeding could have an impact on strandable assets and the recovery of nuclear costs. The initial meeting in this Inquiry was held in January 1999 and such a determination is unlikely before year-end.


     NUCLEAR DECOMMISSIONING TRUST. The Company is collecting in its electric rates for the eventual decommissioning of its Ginna Plant and for its 14% share of the decommissioning of Nine Mile Two. The operating licenses for these plants expire in 2009 and 2026, respectively.

     The NRC requires reactor licensees to submit funding plans that establish minimum NRC external funding levels for reactor decommissioning. The Company's plan, filed in 1990, consists of an external decommissioning trust fund covering both its Ginna plant and its Nine Mile Two share. NRC regulations require biennial reports on the status of Decommissioning Trust funds with the first report due on March 31, 1999. The Company reported to the NRC that both the Ginna and Nine Mile Two decommissioning trusts exceed the NRC minimum funding amounts required as of December 31, 1998.

     GAS COST RECOVERY. The Company entered into several agreements to help manage its pipeline capacity costs and has successfully met targets, agreed upon in a PSC approved 1998 settlement, for capacity remarketing for the twelve months ending October 31, 1998, thereby avoiding negative financial impacts for that period. In July, 1998 the Company entered into an agreement with Dynegy Marketing and Trade to provide assistance with respect to the management of the Company's gas supply, transportation and storage costs consistent with the goal of providing reliable service and reducing the cost of gas.

     On October 16, 1998, the Company, the staff of the PSC and certain other parties entered into an interim settlement agreement, designed to address the period between expiration of the 1995 settlement and the implementation of a new multi-year settlement to be negotiated. Under the Interim Settlement, which was approved by the PSC on November 9, 1998, base rates for gas service remain frozen at their current levels (which were fixed pursuant to a 1995 Settlement that expired at the end of October 1998). Additionally, RG&E must provide a guaranteed level of benefits to customers from the re-marketing of unneeded transportation and storage capacity, and RG&E must permit marketers serving up to ten percent of retail and aggregated customer annual throughput to do so without mandatory assignment of the corresponding capacity. RG&E is permitted to recover the costs associated with non-assigned capacity from all customers, with certain exceptions. The Interim Settlement will expire on June 30, 1999.

     Negotiations with respect to the multi-year settlement and implementation of the PSC Policy Statement (see PSC Gas Restructuring Policy Statement under
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations) concerning the future of the Natural Gas Industry in New York are continuing.

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

     By a Joint Petition for Review, the Company and other nuclear utilities petitioned the Court in January 1997 for a declaration that the Petitioners were relieved of the obligation to pay fees into the Nuclear Waste Fund, and were authorized to place those fees into escrow until DOE commenced disposing of SNF. The petition further requested that DOE be ordered to develop a program that would enable it to begin acceptance of SNF by the statutory deadline. In November 1997, the Court held that DOE could not delay acceptance on grounds that it lacked an SNF repository, and that the utilities had a "clear right to relief". Rather than grant funding relief and order the DOE to move SNF, however, the Court referred the utilities to their contractual remedies against DOE. State agencies, municipal governments and DOE sought review of this decision, but the U.S. Supreme Court declined in November 1998 to hear the case. In July 1998 the Company, joined by several other nuclear utilities, initiated a further effort to have the Court provide a suitable remedy under its "original and exclusive" jurisdiction over matters arising under the Nuclear Waste Act. In April 1999, the Court granted a motion to dismiss the utilities' petition and no decision has been made on seeking a rehearing.

     DOE's failure to meet its statutory deadline has given rise to numerous other lawsuits. For example, several plant operators brought suit against DOE in the U.S. Court of Federal Claims (COFC). In decisions issued in October and November 1998, COFC judges held that DOE had breached its contractual obligations. They denied most portions of DOE motions to dismiss the operators', claims and granted the operators' summary judgment on DOE contract liability.

However, in a recently announced decision, a different COFC judge directed claimants in that case to the DOE Contract Administrator for the requested relief.

     It is not possible to predict the outcome of this split in the COFC, the future course of the DOE obligation or the resolution of the spent nuclear fuel movement and storage concern that underlies it. The court rulings on the DOE's default in meeting its obligation to remove SNF by the statutory deadline, and on its contractual liability therefor, have been promising. The current court rulings appear to have prompted greater DOE effort to complete site investigations at its Yucca Mountain, NV, site for SNF disposal and to focus greater Congressional attention on the inappropriateness of continuing to house SNF around the nation at short-term SNF facilities of nuclear powerplants.
These developments have not yet led, however, either to a firm schedule for DOE's movement of SNF from plant facilities to a permanent repository or to the authorization of plant owners and operators to withhold their Nuclear Waste Fund payments to DOE until that schedule is established. The Company and other nuclear utilities continue to work toward those objectives in judicial, legislative and administrative initiatives.

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

     The Company's application of the EITF 97-4 consensus has not affected its financial position or results of operations because any above-market generation costs, regulatory assets and regulatory liabilities associated with the generation portion of its business will be recovered by the regulated portion of the Company through its distribution rates, given the Settlement provisions. The Settlement provides for recovery of all prudently incurred sunk costs (all investment in electric plant and electric regulatory assets) as of March 1, 1997 by inclusion in rates charged pursuant to the Company's distribution access tariff. The Settlement also states that "the Parties intend that the provisions of this Settlement will allow the Company to continue to recover such costs, during the term of the Settlement, under SFAS-71", and that "such treatment shall be consistent with the principle that the Company shall have a reasonable opportunity beyond July 1, 2002 to recover all such costs". The fixed portion of the non-nuclear generation to-go costs after July 1, 1999 and the variable portion of the non-nuclear generation to-go costs after July 1, 1998 are subject to market forces and would no longer be able to apply SFAS-71. The Company's net investment at March 31, 1999 in nuclear generating assets is $662.2 million and in non-nuclear generating assets is $115.4 million.

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

Earnings Summary                                           Page 10
Competition                                                Page 11
     PSC Competitive Opportunities Case Settlement
     Business and Financial Strategy
     Energy Choice
     Holding Company
     PSC Proceeding on Nuclear Generation
     FERC Open Access Transmission Orders and
     Company filings


Rates and Regulatory Matters                               Page 16
     PSC Gas Restructuring Policy Statement
     Gas Proposal and Interim Settlement
     Flexible Pricing Tariff

Liquidity and Capital Resources                            Page 18
     Capital and Other Requirements
     Year 2000 Readiness Information
     Financing


Results of Operations                                      Page 20
     Income Statement Changes
     Operating Revenues and Sales
     Fossil Unit Status
     Operating Expenses
     Other Statement of Income Items

Dividend Policy                                            Page 22


EARNINGS SUMMARY

     The Company reported higher consolidated earnings of $0.97 per share for the first quarter ended March 31, 1999 compared to $0.95 per share for the same period in 1998. Earnings per share were positively affected by the Company's share buy-back program that resulted in a reduction in the shares outstanding for the current quarter. Earnings applicable to common stock were down $0.8 million in the quarter. Common stock earnings for the quarter were affected by the lower level of profit realized in the regulated electric segment (see Note 2 of the Notes to Financial Statements) due primarily to the effects of the Ginna Plant refueling shutdown resulting in increased purchased power costs and reduced sales to other electric utilities. Offsetting lower regulated electric profits was an increase in regulated gas segment profits reflecting higher sales due to colder weather than last year. For further information regarding operating results see pages 20-22.

     The impact of developing competition in the energy marketplace may affect future earnings. The Competitive Opportunities Settlement allows for a phase-in to open electric markets while lowering customer prices and establishing an opportunity for competitive returns on shareholder investments. The nature and magnitude of the potential impact of the Settlement on the business of the Company will depend on several factors, including the availability of qualified energy suppliers in the Company's service territory, the degree of customer participation and ultimate selection of an alternative energy supplier, the Company's ability to be competitive by controlling its operating expenses, and the Company's ultimate success in the development of its unregulated business opportunities as permitted under the Settlement.

     Although under the current regulatory environment the Company does not earn a return on the gas commodity it acquires for distribution, future earnings may also be affected, in part, by the ultimate outcome of implementation of the November 1998 Gas Policy Statement (see Rates and Regulatory Matters). That policy statement concludes that the most effective way to establish a robust competitive gas supply in New York State is for LDCs, such as the Company, to exit the merchant function of acquiring gas for distribution. In addition, LDCs must cease assigning capacity to customers migrating sales to transportation service no later than April 1, 1999. The nature and magnitude of the potential impact of these policies will depend on individual negotiations the Company will undertake with the PSC Staff and other interested parties on RG&E specific restructuring, as well as a number of Statewide collaborative efforts that will deal with such issues as provider of last resort, reliability, recovery of stranded costs, and market power as the transition is made to a more competitive gas business.

COMPETITION

     See Note 3 and the Company's Form 10-K for the fiscal year ended December 31, 1998, Item 8.- Note 10 of the Notes to Financial Statements for a discussion of regulatory assets and related accounting issues.

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

     RG&E believes that the Settlement will not adversely affect its eligibility to continue to apply certain accounting rules applicable to regulated industries. In particular, RG&E believes it will continue to be eligible for the treatment provided by SFAS-71 which allows RG&E to include assets on its balance sheet based on its regulated ability to recoup the cost of those assets. However, this may not be the case with respect to certain operational costs associated with non-nuclear generation (see Note 3 of the Notes to Financial Statements under the heading Other Matters, EITF Issue 97-4, Deregulation of the Pricing of Electricity).

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

     BUSINESS AND FINANCIAL STRATEGY. Under the terms of the Settlement, the Company has functionally separated its generation, distribution, and regulated energy services businesses. Consistent with the Settlement, the Company has begun to implement a business and financial strategy which consists of the following: (1) the reorganization of its corporate structure into a holding company in order to more fully implement the separation of its regulated and unregulated businesses, (2) the establishment of separate unregulated subsidiaries, Energetix and RGS Development (see following discussion under "Unregulated Subsidiaries", and (3) the development of an integrated financial strategy that includes new business initiatives and a Common Stock share repurchase program of $145 million.

     ENERGY CHOICE. On July 1, 1998, the Company launched its full-scale retail Energy Choice Program. There are four basic components of the sale of energy: the sale of electricity which is the amount of energy actually used by the consumer, the sale of capacity which is the ability through generating facilities or otherwise, to provide electricity when it is needed, the sale of distribution, which is the physical delivery of electricity to the consumer, and retail services such as billing and metering. Historically, the Company has sold all four components bundled together for a fixed rate approved by the PSC. Up to ten percent of RG&E's retail electric customers can now seek out or be approached by alternative energy service companies for electricity to be delivered over RG&E's distribution system. Participation in Energy Choice is limited to no more than 10 percent of RG&E's total annual retail electric kilowatt-hour sales during the first year of the program. This limit increases to 20 percent the second year and 30 percent in the third year. In July, 2001, all retail customers will be eligible to purchase energy from alternative energy service companies. The phase-in of the Energy Choice Program over the next few years eventually will give retail electric customers the opportunity to purchase energy, capacity and retailing services from competitive energy service companies. They may also continue to purchase fully bundled electric service from RG&E under existing retail tariffs.

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

     Since a Statewide energy and capacity market does not currently exist and is not expected to be implemented by July 1, 1999, the Company, according to the terms of the Settlement, has petitioned the PSC for a delay in the implementation of the "Energy and Capacity" stage of its retail access program until November 1, 1999 (see discussion under FERC Open Access Transmission Orders and Company Filings). If a functioning Statewide energy and capacity market is still not functioning prior to November 1, the Company will need to seek an additional delay of the scheduled commencement of the "Energy and Capacity" stage.

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

     Through March 31, 1999, eight energy service companies, including Energetix, the Company's unregulated subsidiary, have been qualified by RG&E to serve retail customers under the Energy Choice Program. In addition to

Energetix, these companies are Columbia Energy Power Marketing Corporation, Enserch Energy Services (New York), Inc., Florida Power & Light (FPL Energy Services), Inc., NEV East, L.L.C.(New Energy Ventures), Northeast Energy Services, Inc.(NORESCO), North American Energy, and Select Energy Inc. As of March 31, 1999, all energy service companies have opted to purchase "full-requirements" from RG&E to serve their retail customers. As "full-requirements" customers, energy service companies are able to purchase electricity from RG&E at 1.9 cents per kilowatt-hour. RG&E has distributed approximately 670,000 (annualized) megawatt-hours to retail customers of energy service companies, thereby reaching 100 percent of the first-year cap of 10% for the full-scale program. This impact was not significant because the loss of RG&E retail sales is roughly offset by the sale of distribution service and electricity to energy service companies. Although it is too early to quantify at this time, a substantial part of this revenue loss is expected to be offset by cost reductions resulting from the shift in retailing responsibilities from RG&E to energy service companies.

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

     The PSC had initiated a Statewide proceeding to recommend "uniform business practices" dealing with electric retail access programs for each of the utilities it regulates. It issued an Order on February 16, 1999 and implementation of Uniform Business Practices is expected on June 1, 1999. In addition to this proceeding, there are three other proceedings underway:
Electronic Data Interchange, Competitive Metering, and the Single Billing Option. These proceedings are intended to bring more consistency among New York State utilities and potentially offer additional services for energy service companies to provide. The outcome of these proceedings may ultimately result in changes to the Company's business, but at this time the Company cannot predict the scope of such changes.

     HOLDING COMPANY. During the second half of 1998, the Company filed applications with various regulatory agencies requesting approval of a corporate restructuring including the creation of a holding company. The Company received regulatory approvals from FERC, NRC, PSC and SEC during the November 1998 - February 1999 period. RGS Energy, a New York corporation, was organized in November 1998 for the purpose of carrying out the restructuring.

     At the Company's 1999 Annual Meeting of Shareholders held April 29, 1999, shareholders approved an Agreement and Plan of Share Exchange which provides that all of the outstanding shares of RG&E common stock will be exchanged on a share-for-share basis for RGS Energy common stock. Upon consummation of the exchange, RGS Energy will become the parent company of RG&E. Moreover, RG&E intends to transfer its unregulated subsidiaries, Energetix and RGS Development, to RGS Energy immediately prior to the exchange so that RGS Energy will become the parent company of RG&E and such subsidiaries. The Company anticipates forming the holding company structure during the second half of 1999.

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

     In August 1998, Energetix announced the acquisition of Griffith Oil Co., Inc. ("Griffith"), the second largest oil and propane distribution company in New York State. Energetix accounted for its acquisition of Griffith as a purchase in the amount of approximately $31.5 million and purchase accounting adjustments, including goodwill, are reflected in the consolidated financial statements of the Company at December 31, 1998 and March 31, 1999.

     Griffith gives Energetix access to 65,000 new customers, 60,000 of which are outside of RG&E's regulated franchise territory. In addition to its current products, Griffith sells electricity, natural gas and other services offered by Energetix to its existing customers. Griffith has approximately 350 employees and operates 16 customer service centers.

     Additional information on Energetix's operations (including Griffith) is presented under the headings Operating Revenues, Operating Expenses, and is contained in Note 2 of the Notes to Financial Statements.

     During the second quarter of 1998, the Company formed RGS Development. RGS Development was formed to pursue unregulated business opportunities in the energy marketplace. Through March 31, 1999, RGS Development operations have not been material to the Company's results of operations or its financial condition.

     Stock Repurchase Plan. In April 1998, the PSC approved a Stock Repurchase Plan providing for the repurchase of Common Stock having an aggregate market value not to exceed $145 million. The Company began the repurchase program in May 1998 and has repurchased 1,895,400 shares of Common Stock for approximately $56.5 million through March 31, 1999. The average cost per share purchased during the first quarter of 1998 was $27.14. The Company expects to continue the share repurchase program through the year 2000.

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

     The Company has worked with other New York nuclear generation operators on the development of a NYNOC but no substantial further work on its implementation is anticipated until completion of this proceeding and the outcome of any proposed sales by current New York nuclear plant owners is determined. In January 1999 Niagara Mohawk Power Corporation (Niagara Mohawk) announced plans to pursue the sale of its nuclear assets, including Nine Mile Two of which RG&E is a 14% owner. The Company is not a party to any proposed sale of Nine Mile Two and is unable to predict if a sale will occur or the timing of any sale by Niagara Mohawk.

     The Company's potentially strandable assets in nuclear plant could be impacted by the outcome of this proceeding. The initial collaborative conference for this proceeding was held on January 20, 1999. A determination in this proceeding is unlikely before year-end.

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

     On June 30, 1998, FERC issued an Order that conditionally authorizes the establishment of the NYISO by the member systems of the NYPP. The order addresses areas of governance, standards of conduct and reliability. A NYISO Board of Directors has been formed. At that time, FERC deferred consideration of the unexecuted tariff and agreements filed under Section 205 of the Federal Power Act for a future order which was issued on January 27, 1999 (see below). FERC has also recommended that concerned parties revisit the independent system operator weighted voting distribution relative to governance. On October 23, 1998, the member systems of the NYPP filed a proposed settlement agreement for a comprehensive settlement of governance issues and an explanatory statement of the settlement agreement. The explanatory statement represents the settlement agreement to be in compliance with the Commission's June 30, 1998 Order.

     On January 27, 1999 the FERC issued an Order conditionally accepting the proposed ISO tariff, and the proposed market rules of the ISO. The Order also granted the Member Systems' request for market-based rates for energy, ancillary services and installed capacity sold through the ISO. Additionally, certain aspects of the proposed transmission rates were set for hearing, and a settlement judge proceeding was established to resolve an issue involving whether certain transmission arrangements should be grandfathered as "pre-ISO" arrangements.

     The Member Systems must make a compliance filing by April 27, 1999. A major issue that will be addressed in that filing involves separating the filed tariff into two separate tariffs; an ISO Open Access Transmission Tariff, limited to the provision of transmission service, and an ISO Market Operations Tariff for all other services provided by the ISO.

     Significant changes to pricing procedures now in effect within NYPP are expected, but it is unclear what effect these changes may have once other regulatory changes in New York State are implemented. At the present time, the Company cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations or the financial condition of the Company.


RATES AND REGULATORY MATTERS

     PSC GAS RESTRUCTURING POLICY STATEMENT. On November 3, 1998, the PSC issued a gas restructuring policy statement ("Gas Policy Statement") announcing its conclusion that, among other things, the most effective way to establish a competitive gas supply market is for gas distribution utilities to cease selling gas. The PSC established a transition process in which it plans to address three groups of issues: (1) individual gas utility plans to implement the PSC's vision of the market; (2) key generic issues to be dealt with through collaboration among gas utilities, marketers, pipelines and other stakeholders, and (3) coordination of issues that are common to both the gas and the electric industries. The PSC has encouraged settlement negotiations with each gas utility pertaining to the transition to a fully competitive gas market. The Company, the PSC Staff and other interested parties have begun settlement discussions in response to the specific requirements of the Policy Statement.

     GAS PROPOSAL AND INTERIM SETTLEMENT. In August 1998, prior to issuance of the PSC's Gas Policy Statement (see PSC Gas Restructuring Policy Statement above), RG&E had commenced negotiations with the PSC staff and other parties to develop a comprehensive multi-year settlement of various issues, including rates and the structure of RG&E's gas business. Because the negotiation of a comprehensive settlement is not anticipated to conclude until mid-1999, the parties to the negotiations agreed to an Interim Settlement, effective November 1998 through June 1999, that deals with such issues as rates, transportation and storage capacity costs, assignment of capacity, and retail access. Major elements of the interim settlement include: (1) the term is from December 1, 1998 through the earlier of June 30, 1999 or the effective date of a new multi-year agreement; (2) base rates, which cover the cost of the local distribution system, will remain frozen for all customers at their current levels (which were fixed at the July 1994 level pursuant to the 1995 settlement), while the Gas Cost Adjustment will continue to vary from month to month; (3) a level of revenues ($11.9 million on an annual basis) which corresponds to the Company's anticipated revenues from capacity remarketing transactions currently in place is imputed to the Company; (4) the Company is entitled to retain 15% of the savings realized from the reduction of capacity commitments; (5) the Company will simplify the transportation gas program and cap the migration of customers at 10% of annual retail sales and not assign capacity costs to certain migrating customers (see discussion of March 24, 1999 PSC order below); (6) the Company will be allowed to recover the upstream costs that may be stranded by migration; and, (7) certain issues relating to past gas costs have been resolved whereby the Company shall set aside, in a manner to be determined by the PSC for the benefit of customers, $2.2 million of the total amount recovered through the Gas Cost Adjustment.

     An Interim Gas Settlement having been reached and the PSC having issued its Gas Policy Statement, RG&E and other parties have been engaged in discussions with PSC Staff based on the Company's August 1998 comprehensive proposal and the PSC's Gas Policy Statement. RG&E's objective is to have a comprehensive final settlement in place prior to July 1, 1999, although no assurance can be given.

     Under a March 1996 Order, the PSC permitted RG&E and other gas distribution companies to assign to marketers the pipeline and storage capacity held by RG&E to serve their customers. In its Gas Policy Statement issued in November 1998, the PSC ordered that the mandatory assignment of capacity, permitted by the March 1996 Order, be terminated effective April 1, 1999. According to the Gas Policy Statement, however, the utilities are to be afforded a reasonable opportunity to recover resulting strandable costs, if any. The Company complied with the PSC's directive to remove mandatory assignment of capacity through its compliance filing made for the Interim Settlement Agreement. However, on March 24, 1999, the PSC issued an Order Concerning Assignment of Capacity for all gas utilities in the State of New York, stating that all companies must file tariff revisions in accordance with the general conclusions stated in the order. In most instances, the Company's current tariff is in compliance with the order. The order, however, states that all LDCs shall remove all restrictions and place no limitation on the level of migration, except as may be negotiated. For the Company's tariff, a modification must be made to state that the current ten percent migration cap expires on July 1, 1999, which is the expiration of the Interim Settlement Agreement. Any further discussion of migration caps will be part of the comprehensive multi-year settlement negotiations.

     Negotiations with respect to the multi-year settlement and implementation of the PSC Policy Statement concerning the future of the Natural Gas Industry in New York are continuing.

     FLEXIBLE PRICING TARIFF. Under its flexible pricing tariff for major industrial and commercial electric customers, the Company may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. For further information with respect to the flexible pricing tariff see the Company's 1998 Form 10-K,
Item 7 under Rates and Regulatory Matters.

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 1999 cash flow from operations (see Consolidated Statement of Cash Flows), provided the funds for construction expenditures and the payment of dividends and short-term debt. At March 31, 1999 the Company had cash and cash equivalents of $7.2 million. Capital requirements during 1999 are anticipated to be satisfied primarily from the combination of internally generated funds, short-term credit arrangements and possibly some external long-term financing.

     CAPITAL AND OTHER REQUIREMENTS. The Company's capital requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production, the repayment of existing debt and the repurchase of outstanding shares of Common Stock. The Company has no plans to install additional baseload generation.

     Total 1999 capital requirements are currently estimated at $124 million, of which $114 million is for construction and $10 million is for sinking fund obligations. Approximately $31 million had been expended for construction as of March 31, 1999, reflecting primarily expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains.

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

    The Company identified the need to address Y2K issues early and in June
1996 established the Y2K Project (Y2K Project). Resources from across the enterprise have been committed to the Y2K Project. The Company has assigned approximately 40 full-time equivalent people to work on the Y2K Project as well as retaining certain outside consultants to assist in the inventory, assessment, and certification of date-aware devices. The Company expects to fund its Y2K Project internally and estimates it will incur between $10 to $12 million of incremental costs through January 1, 2000, associated with making the necessary modifications identified to date to applications ($11 million) and devices ($1 million). This projection includes contingencies and replacement systems that may be required and represents 25% of the Corporate Information Technology (IT) budget. The Company has not deferred any other major IT project due to this effort. The Company has incurred approximately $6.5 million of its $12 million total costs through March 31, 1999. The Company is also participating in the Y2K activities of several organizations such as the New York Power Pool and the North American Electric Reliability Council. In addition the Company is a member of the Electric Power Research Institute which has developed an on-line database inventory that reports Y2K assessment and test results for devices and software used by other utilities.

     The Y2K Project is divided into five primary phases a detailed discussion of which is given in the following paragraphs. It should be noted that all five phases may be occurring at any given time, due to grouping of work. The first phase is the inventory phase which was the identification of internally developed applications, devices, vendor applications and critical external parties including customers, suppliers, business partners, government agencies, and financial institutions. During the next phase, the assessment phase, the Y2K Readiness of the items was determined. Year 2000 Readiness is defined as a computer system or application that has been determined to be suitable for continued use into the Year 2000 even though the computer system or application is not fully Y2K compliant. The third phase, fixing, is when replacement or remediation of the items is performed. The fourth phase is the testing phase, when the items are functionally verified and date tested. The final phase is the contingency phase when contingency plans will be developed for all critical applications, devices and systems.

     Phase 1, Inventory. To date, the Y2K Project has completed the inventory phase. The Company has prioritized external critical parties and is independently verifying the most critical of these by various methods, such as mandatory written verification to the Company of their status or by testing transfer of electronic data.

     Phase 2, Assessment. The Y2K Project, has completed assessment of internally developed applications, critical devices, vendor applications, suppliers and fiduciaries. Results of these assessments have been given to the Business Areas for further action.

     Phase 3, Fix. The fix phase activities of the Y2K project for internally developed applications is 90% complete and for critical devices is 85% complete. This phase is expected to be completed by the end of the first half of 1999. As part of this phase, a recently implemented customer information and billing system is Y2K ready, and starting in April 1998 and continuing through the first half of 1999, the Company is replacing its PC workstations and software with Y2K-ready equipment and software. As facility maintenance outages are occurring, Y2K critical device replacement/modifications are being performed. This effort will be complete by June 30, 1999. Critical devices are those which are important to the safe and continuous delivery of energy and energy related services to the Company's customers.

     Phase 4, Testing. Testing of internal applications for Y2K readiness has begun and is 42% complete. Testing of critical applications, devices, and systems is underway, with completion expected by June 30, 1999.

     Phase 5, Contingency Planning. The Company has in place a Business Recovery Plan describing alternative processes and procedures to ensure the integrity of its energy and financial systems. The Business Recovery Plan will serve as the basis for Y2K contingency plans. Contingency planning commenced in October 1998 and is expected to be completed by June 1999. Contingency planning efforts have involved participation from all key Company areas. In 1999, two `drills' will be held, in conjunction with other New York State utilities, to test readiness status and procedures for the Year 2000 rollover. The first drill, which tested the ability to effectively respond to simulated conditions involving the loss of primary communications, was successfully completed on April 9, 1999. The second drill is scheduled for September. The Company's initial most reasonably likely worst case scenario would be the simultaneous loss of energy system monitoring, coupled with the failure of a major energy supplier. Failure to address Y2K business issues properly could cause the Company to issue inaccurate bills, or report inaccurate data.

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

     FINANCING. The Company had no long-term financing during the first quarter of 1999. Capital requirements during 1999 are anticipated to be satisfied primarily from the combination of internally generated funds and the use of short-term credit arrangements with some external long-term financing possible during the year. The Company may refinance long-term securities obligations depending on prevailing financial market conditions.

     The Company anticipates utilizing its credit agreements and unsecured lines of credit to meet any interim external financing needs prior to issuing any long-term securities. (See Form 10-K for the fiscal year ended December 31, 1998, Item 8. Note 9, Short-Term Debt, regarding the Company's short-term borrowing arrangements and limitations.)

RESULTS OF OPERATIONS

     The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month period ended March 31, 1999 to the three-month period ended March 31, 1998.

     INCOME STATEMENT CHANGES. Operating revenues have been reclassified into three components. Two of them, electric operating revenues and gas operating revenues, include all regulated and unregulated sales of electricity and gas, respectively,. The third, other operating revenues, includes mainly sales from Griffith, as well as other energy products. Other fuel expenses and unregulated operating and maintenance expenses excluding fuel reflect certain operating expenses of Energetix.

     OPERATING REVENUES AND SALES. Total electric sales from the Company's regulated electric business were down 3.5% in the first quarter when compared to the same period last year. The decline in total electric sales is primarily due to a reduced capacity to sell power to other electric utilities because of the refueling and in-service inspection outage at the Ginna Plant that began March 1, 1999 and was completed by April 23, 1999. Electric revenue declined $4.3 million due primarily to lower total sales discussed above, an electric rate decrease and the effect of customer migration to competitive suppliers,
partially offset by wholesale sales to other electric suppliers.   Competitive
electric suppliers, including Energetix, are now serving 10% of RG&E's retail load. This did not have a material effect on the Company's total electric sales since the impact was offset by the wholesale sale of distribution services and electricity to competitive suppliers.

     Gas sales from the regulated business during the quarter were up 14.7% from the first quarter of 1998. This increase is primarily due to the effect of 19.4% cooler temperatures in the quarter. The higher gas sales increased gas revenue net of fuel by $4.8 million in the quarter comparison.

     Prior year comparisons for the Company's unregulated subsidiary, Energetix, are not relevant because formal operations began in the first quarter of 1998 and Griffith was acquired in August, 1998. Operating revenues from Energetix for the quarter were primarily due to heating oil and propane gas sales by Griffith totaling $44.0 million. Energitix, including Griffith on a consolidated basis had pre-tax income of $2 million for the first quarter, which was due in large part to the very seasonal nature of the Griffith business. The Company believes the Energetix with its subsidiary, Griffith, provide the Company a platform upon which to develop its unregulated electric and natural gas business as these competitive markets develop. Griffith's liquid fuels energy business extends beyond the Company's regulated distribution service territory.

     FOSSIL UNIT STATUS. On April 30, 1999, the Company ceased operations at its Beebee Station (80 Megawatt) generating facility. As previously announced, the plant will be retired. Factors such as the plant's age, lack of a rail/coal delivery system and more stringent clean air regulations made the plant uneconomical in the developing competitive generation business. The retirement of Beebee Station is not expected to have a material effect on the Company's financial position or results of operations. The plant will be fully depreciated at the time of retirement. The Competitive Opportunities Settlement provides that all prudently incurred incremental costs associated with the retirement and decommissioning of the plant are recoverable through the Company's distribution access rates. The electric capacity and energy currently provided by the plant are expected to be replaced in the energy markets as needed.

     Pursuant to an Asset Sales Agreement dated April 1, 1999, the Company and Niagara Mohawk agreed to sell their respective 12% and 88% interests in the entire Oswego Generation Facility to NRG Energy, Inc for approximately $66 million, which includes the buyer's agreement to assume the Company's obligations under a transmission services agreement between the Company and Niagara Mohawk which represents a present value of approximately $25 million. The transaction is subject to certain adjustments to be determined at closing. In the event of the assumption of the transmission services agreement by NRG, the Company will bear such present value in the allocation of the sale proceeds. On April 29, 1999 the sale was approved by the Company's Board of Directors. Under the terms of the Competitive Opportunities Settlement, the Settlement acknowledges an intent that RG&E will be permitted to recover any losses on a sale by establishment of a Regulatory asset and recovery thereof through distribution rates. The Asset Sales Agreement recognizes these concepts by being conditioned upon the sellers receiving regulatory approvals which do not impose upon the sellers materially adverse terms or conditions, including adverse ratemaking determinations with respect to the sellers' recovery of any losses or costs incurred or stranded as a result of the sale. The electric capacity and energy currently provided by the plant are expected to be replaced in the energy markets as needed. The book value of the Company's interest in Oswego 6 is approximately $54.4 million.

     OPERATING EXPENSES. Higher fuel expenses reflect primarily the effect of a maintenance shutdown of the Ginna Plant requiring higher cost purchases of electricity. Other fuel expenses reflect mainly the cost of purchased fuel for Griffith.

     The $3.6 million decrease in regulated non-fuel O&M expenses for the quarter reflects mainly dividends on insurance policies and the elimination of property insurance and storm reserves.

     Unregulated non-fuel O&M reflects primarily payroll expenses, fleet expenses for Griffith, and general and administrative expenses.

     Local, State and other taxes declined in the first quarter reflecting mainly variations in tax rates and tax credits on State revenue tax. The difference in Federal income tax between the first quarters of 1999 and 1998 is mainly the result of the settlement of audits in the first quarter of 1998.

     OTHER STATEMENT OF INCOME ITEMS. The $.5 million increase in Other Income and Deductions, Other-net for the quarter reflects mainly elimination of a pension deferred credit consistent with the terms of the Competitive Opportunities Settlement partially offset by carrying charges related to deferral of Kamine facility costs and an accrual for certain incentive plans.

     The increase in interest charges reflects mainly an increase of approximately $140 million in long-term debt outstanding, resulting mainly from the Kamine settlement and the acquisition of Griffith by Energetix, and $.5 million of interest from unregulated operations.

DIVIDEND POLICY

     On March 17, 1999, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on April 24, 1999 to shareholders of record on April 5, 1999. The level of future cash dividend payments on Common Stock will be dependent upon the Company's future earnings, its financial requirements, and other factors. The Company's Certificate of Incorporation provides for the payment of dividends on Common Stock out of the surplus net profits (retained earnings) of the Company.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.

The Company is exposed to interest rate and commodity price risks.

     The interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt.
The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities and through economic refundings of debt through optional redemptions. A portion of the Company's long-term debt consists of long-term Promissory Notes, the interest component of which resets on a periodic basis reflecting current market conditions. The Company was not participating in any derivative financial instruments for managing interest rate risks as of March 31, 1999 or December 31, 1998.

     The commodity price risk relates to natural gas in storage and other petroleum-related products used for resale to customers. The Company primarily enters into forward contracts for natural gas through its gas broker. In addition, Griffith enters into various exchange-traded futures and option contracts and over-the-counter contracts with third parties. The commodity instruments are designated at the inception as a hedge where there is a direct relationship to the price risk associated with the Company's inventory or future purchases and sales of commodities used in the Company's operations. At March 31, 1999 and December 31, 1998 neither the fair value of the contracts outstanding nor potential, near-term contract losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company.

     For information about the Company's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see Item 8, of the 1998 Form 10-K under "Financial/Commodity Instruments" in Note 1 of the Notes to Financial Statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     For information on Legal Proceedings reference is made to Note 3 of the Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on April 29, 1999. The following matters were voted upon:

 (a) Approval of an Agreement and Plan of Share Exchange under which RG&E will reorganize into a holding company structure:

     Shares For:            26,987,404
     Shares Against:         2,205,342
     Shares Abstain:           620,418
     Broker "Non Voted":     4,118,326

 (b) The election of the following Directors for three year terms expiring at the Annual Meeting of Shareholders in 2002:


                                          Shares      Shares
              Nominees                      For      Withheld
              ---------                  ----------  --------

          G. Jean Howard                 33,135,361   796,129
          Samuel T. Hubbard, Jr.         33,245,837   685,653
          Cleve L. Killingsworth, Jr.    33,221,192   710,298
          Roger W. Kober                 33,063,919   867,571

ITEM 5.  OTHER INFORMATION

     BOARD OF DIRECTORS CHANGE. On May 11, 1999, the Company announced that G. Jean Howard, executive director of Wilson Commencement Park, has been elected to the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits:  See Exhibit Index below.

 (b)  Reports on Form 8-K:

       No reports of Form 8-K were filed during the quarter.


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


                                ROCHESTER GAS AND ELECTRIC CORPORATION
                                --------------------------------------
                                            (Registrant)



Date: May 14, 1999        By         /s/    J.B. STOKES
                               ------------------------------------
                                         J. Burt Stokes
                              Senior Vice President, Corporate Services
                                    and Chief Financial Officer




Date: May 14, 1999        By        /s/  WILLIAM J. REDDY
                                 --------------------------------------
                                         William J. Reddy
                                           Controller