Form 10-Q
period 1999-06-30
ROCHESTER GAS & ELECTRIC CORP
filed 1999-08-16
CIK 84557

                      SECURITIES AND EXCHANGE COMMISSION



                            WASHINGTON, D.C.  20549




                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended   June 30, 1999
                                      -------------------------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ----------------      ----------------

Commission file number              1-672
                               --------------------------------------
                    Rochester Gas and Electric Corporation
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

      New York                                          16-0612110
  ------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  identification No.)


    89 East Avenue, Rochester, NY                        14649
  -------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (716) 546-2700
                                                       --------------

                       N/A
----------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.


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

   Common Stock, $5 par value, at July 31, 1999: 36,428,113
                                                 ----------

                                 INDEX

                                                               Page No.


PART I - FINANCIAL INFORMATION


 Consolidated Balance Sheet - June 30,1999 and

  December 31, 1998.....................................        1 - 2


 Consolidated Statement of Income - Three Months and Six
 Months Ended June 30, 1999 and 1998....................        3 - 4



 Consolidated Statement of Cash Flows - Six Months

  Ended June 30, 1999 and 1998..........................            5


 Notes to Financial Statements..........................        6 -11



 Management's Discussion and Analysis of Financial

  Condition and Results of Operations...................       12 -28

 Quantitative and Qualitative Disclosures About
   Market Risk..........................................           28

PART II - OTHER INFORMATION


 Legal Proceedings......................................           29



 Exhibits and Reports on Form 8-K.......................           29



 Signatures.............................................           30

                     Rochester Gas and Electric Corporation
                           Abbreviations and Glossary

Company or RG&E     Rochester Gas and Electric Corporation



CWIP                Construction work-in progress

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



FERC                Federal Energy Regulatory Commission



Ginna Plant         Ginna Nuclear Plant wholly owned by the Company



Griffith Griffith Oil Company, Inc., an oil, gasoline and propane distribution company acquired by Energetix in 1998


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



NYPP                New York Power Pool



O&M                 Operation and Maintenance



PSC                 New York State Public Service Commission


RGS Development     RGS Development Corporation, a wholly-owned subsidiary of
                    the Company



RGS Energy          RGS Energy Group, Inc.,  a wholly-owned subsidiary of the
                    Company until August 2, 1999 at which time it became the parent company of Rochester Gas and Electric Corporation, RGS Development and Energetix.



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



SFAS                Statement of Financial Accounting Standards

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS


                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)



                                                              June 30,             December 31,
                                                                1999                   1998
Assets                                                       (Unaudited)
------------------------------------------------------------------------------------------------
Utility Plant

Electric                                                  $   2,472,665       $      2,477,077
Gas                                                             443,526                435,318
Common                                                          167,046                158,038
Nuclear fuel                                                    269,965                256,562
                                                          -------------       ----------------
                                                              3,353,202              3,326,995
Less: Accumulated depreciation                                1,671,726              1,640,645
          Nuclear fuel amortization                             230,101                222,830
                                                          -------------       ----------------
                                                              1,451,375              1,463,520
Construction work in progress                                    88,106                 98,554
                                                          -------------       ----------------
     Net Utility Plant                                        1,539,481              1,562,074
                                                          -------------       ----------------
Current Assets

Cash and cash equivalents                                         3,733                  6,523
Accounts receivable, net of allowance for
  doubtful accounts: 1999 - $33,825, 1998 - $26,544              82,529                 89,291
Unbilled revenue receivable                                      32,481                 37,922
Materials, supplies and fuels, at average cost                   34,967                 43,024
Prepayments                                                      30,838                 25,950
Other Current Assets                                                275                    253
                                                          -------------       ----------------
       Total Current Assets                                     184,823                202,963
                                                          -------------       ----------------
Intangible Assets
Goodwill, net                                                    14,269                 14,681
Other Intangible Assets, net                                      6,644                  6,381
                                                          -------------       ----------------
       Total Intangible Assets                                  20,913                 21,062
                                                          -------------       ----------------
Deferred Debits and Other Assets

Nuclear generating plant decommissioning fund                   204,327                183,502
Nine Mile Two deferred costs                                     28,732                 29,258
Unamortized debt expense                                         16,443                 17,241
Other deferred debits                                            21,001                 18,531
Regulatory assets                                               400,974                416,320
Other Assets                                                      1,072                  1,984
                                                          -------------       ----------------
        Total Deferred Debits and Other Assets                  672,549                666,836
                                                          -------------       ----------------
                  Total Assets                            $   2,417,766       $      2,452,935
--------------------------------------------------------------------------------------------------------------

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)


                                                                        June 30,                December 31,
                                                                          1999                      1998
Capitalization and Liabilities                                         (Unaudited)
--------------------------------------------------------------------------------------------------------------
Capitalization

  Long term debt - mortage bonds                                        $    480,036       $       510,002
                             - promissory notes                              243,746               248,224
  Preferred stock redeemable at option of Company                             47,000                47,000
  Preferred stock subject to mandatory redemption                             25,000                25,000

  Common shareholders' equity:
    Common stock
      Authorized 50,000,000 shares; 38,885,813
      shares issued at June 30, 1999
      and at December 31, 1998.                                              700,191               699,730
    Retained earnings                                                        146,234               129,484
                                                                        ------------       ---------------
                                                                             846,425               829,214
    Less: Treasury stock at cost (2,317,700 shares
               at 6/30/99 and 1,507,000 shares at 12/31/98)                   68,191                46,433
                                                                        ------------       ---------------
        Total common shareholders' equity                                    778,234               782,781
                                                                        ------------       ---------------
        Total Capitalization                                               1,574,016             1,613,007
                                                                        ------------       ---------------
Long Term Liabilities

  Nuclear waste disposal                                                      89,546                87,566
  Uranium enrichment decommissioning                                          12,401                12,197
  Site Remediation                                                            24,026                24,157
                                                                        ------------       ---------------
        Total Long Term Liabilities                                          125,973               123,920
                                                                        ------------       ---------------
Current Liabilities

  Long term debt due within one year                                          33,936                   427
  Preferred stock redeemable within one year                                  10,000                10,000
  Short term debt                                                             35,040                57,000
  Accounts payable                                                            46,827                52,454
  Dividends payable                                                           17,579                17,937
  Equal payment plan                                                           1,482                11,025
  Other                                                                       49,533                34,526
                                                                        ------------       ---------------
        Total Current Liabilities                                            194,397               183,369
                                                                        ------------       ---------------
Deferred Credits and Other Liabilities

  Accumulated deferred income taxes                                          318,427               326,972
  Pension costs accrued                                                       62,461                58,677
  Kamine costs accrued                                                        62,250                65,799
  Post employment benefits internal reserve                                   47,009                42,909
  Other                                                                       33,233                38,282
                                                                        ------------       ---------------
       Total Deferred Credits and Other Liabilities                          523,380               532,639
                                                                        ------------       ---------------
Commitments and Other Matters                                                      -                     -
                                                                        ------------       ---------------
      Total Capitalization and Liabilities                              $  2,417,766       $     2,452,935
--------------------------------------------------------------------------------------------------------------

                    Rochester Gas and Electric Corporation
                       Consolidated Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                       For the Three Months Ended
                                                                                                June 30,

                                                                                       1999                    1998
                                                                                   ---------               ---------
Operating Revenues
  Electric                                                                         $ 174,911               $ 164,697
  Gas                                                                                 53,675                  46,026
  Other                                                                               47,219                       1
                                                                                  ----------              ----------
    Total Operating Revenues                                                         275,805                 210,724

Fuel Expenses
  Fuel for electric generation                                                        10,494                  12,661
  Purchased electricity                                                               15,566                   7,167
  Gas purchased for resale                                                            26,649                  29,075
  Other fuel expenses                                                                 41,406                      --
                                                                                  ----------              ----------
    Total Fuel Expenses                                                               94,115                  48,903
                                                                                  ----------              ----------
Operating Revenues Less Fuel Expenses                                                181,690                 161,821

Other Operating Expenses
  Operations and maintenance excluding fuel                                           80,939                  73,135
  Unregulated operating and maintenance expenses excluding fuel                        5,639                     997
  Depreciation and amortizaton                                                        31,722                  29,936
  Taxes - state, local & other                                                        27,522                  27,854
  Federal income tax                                                                   8,649                   7,279
                                                                                  ----------              ----------
    Total Other Operating Expenses                                                   154,471                 139,201
                                                                                  ----------              ----------
Operating Income                                                                      27,219                  22,620

Other (Income) & Deductions
  Allowance for other funds used during construction                                    (154)                    (99)
  Federal income tax                                                                     955                   2,926
  Other - net                                                                         (2,271)                 (7,289)
                                                                                  ----------              ----------
    Total Other (Income) & Deductions                                                 (1,470)                 (4,462)
                                                                                  ----------              ----------
Income Before Interest Charges                                                        28,689                  27,082

Interest Charges
  Long term debt                                                                      12,641                  10,929
  Other - net                                                                          1,473                     656
  Allowance for borrowed funds used during construction                                 (247)                   (158)
                                                                                  ----------              ----------
    Total Interest Charges                                                            13,867                  11,427
                                                                                  ----------              ----------
Net Income                                                                            14,822                  15,655
                                                                                  ----------              ----------
Dividends on Preferred Stock                                                           1,116                   1,305
                                                                                  ----------              ----------
Earnings Applicable to Common Stock                                                   13,706                  14,350
                                                                                  ----------              ----------

Average Number of Common Shares (000's)
    Common Stock                                                                      36,769                  38,807
    Common Stock and Equivalents                                                      36,870                  38,957

Earnings per Common Share - Basic                                                 $     0.37              $     0.37
Earnings per Common Share - Diluted                                               $     0.37              $     0.37
Cash Dividends Paid per Common Share                                              $     0.45              $     0.45

                    Rochester Gas and Electric Corporation
                       Consolidated Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)


                                                                               Year To Date
                                                                                 June 30,
                                                                          1999           1998
                                                                        --------       --------
Operating Revenues
  Electric                                                           $   339,583    $   333,697
  Gas                                                                    171,048        159,532
  Other                                                                   91,265              1
                                                                     -----------    -----------
    Total Operating Revenues                                             601,896        493,230

Fuel Expenses
  Fuel for electric generation                                            22,013         24,459
  Purchased electricity                                                   28,323         12,611
  Gas purchased for resale                                                87,370         90,738
  Other fuel expenses                                                     75,721             --
                                                                     -----------    -----------
    Total Fuel Expenses                                                  213,427        127,808
                                                                     -----------    -----------
Operating Revenues Less Fuel Expenses                                    388,469        365,422

Other Operating Expenses
  Operations and maintenance excluding fuel                              146,700        142,443
  Unregulated operating and maintenance expenses excluding fuel           12,291          1,723
  Depreciation and amortizaton                                            60,885         59,118
  Taxes - state, local & other                                            58,865         60,415
  Federal income tax                                                      32,320         30,628
                                                                     -----------    -----------
    Total Other Operating Expenses                                       311,061        294,327
                                                                     -----------    -----------
Operating Income                                                          77,408         71,095

Other (Income) & Deductions
  Allowance for other funds used during construction                       (383)          (192)
  Federal income tax                                                       1,664          3,704
  Other - net                                                            (3,840)        (9,162)
                                                                     -----------    -----------
    Total Other (Income) & Deductions                                    (2,559)        (5,650)
                                                                     -----------    -----------
Income Before Interest Charges                                            79,967         76,745

Interest Charges
  Long term debt                                                          25,361         21,713
  Other - net                                                              3,134          1,430
  Allowance for borrowed funds used during construction                    (612)          (308)
                                                                     -----------    -----------
    Total Interest Charges                                                27,883         22,835
                                                                     -----------    -----------
Net Income                                                                52,084         53,910
                                                                     -----------    -----------
Dividends on Preferred Stock                                               2,232          2,610
                                                                     -----------    -----------
Earnings Applicable to Common Stock                                       49,852         51,300
                                                                     -----------    -----------
Average Number of Common Shares (000's)
    Common Stock                                                          37,012         38,831
    Common Stock and Equivalents                                          37,118         38,981

Earnings per Common Share - Basic                                    $      1.35     $     1.32
Earnings per Common Share - Diluted                                  $      1.34     $     1.32
Cash Dividends Paid per Common Share                                 $      0.90     $     0.90

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                Six Months Ended
(Thousands of Dollars)                                                                              June 30
-------------------------------------------------------------------------------------------------------------------------
                                                                                          1999                     1998
                                                                                        -------                  --------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                             $ 52,084                 $ 53,910
Adjustments to reconcile net income to net cash provided
  from operating activities:
Depreciation and amortization                                                            68,178                   68,345
Deferred fuel                                                                             6,747                    8,423
Deferred income taxes                                                                   (2,160)                 (19,002)
Allowance for funds used during construction                                              (995)                    (500)
Unbilled revenue                                                                          5,441                   22,427
Stock option plan                                                                           485                      116
Nuclear generating plant decommissioning fund                                          (10,336)                 (10,427)
Pension costs accrued                                                                     (412)                  (7,133)
Post employment benefit internal reserve                                                  4,100                    3,750
Changes in certain current assets and liabilities:
  Accounts receivable                                                                     6,762                   22,183
  Materials, supplies and fuels                                                           8,057                    7,249
  Taxes accrued                                                                           9,014                    6,345
  Accounts payable                                                                      (5,627)                 (14,971)
  Other current assets and liabilities, net                                               1,132                    6,651
Other, net                                                                              (2,964)                      354
                                                                                     ---------                ----------
       Total Operating                                                                  139,506                  147,720
                                                                                     ---------                ----------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                         (52,464)                 (42,024)
Other, net                                                                                 (30)                      (7)
                                                                                     ---------                ----------
       Total Investing                                                                 (52,494)                 (42,031)
                                                                                     ---------                ----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Sale/issuance of common stock                                                                -                      314
Short term borrowings, net                                                             (21,960)                 (20,000)
Repayment of promissory note                                                              (701)                       -
Dividends paid on preferred stock                                                       (2,232)                  (2,610)
Dividends paid on common stock                                                         (33,459)                 (34,977)
Purchase of treasury stock                                                             (21,758)                  (5,094)
Equal payment plan                                                                      (9,543)                  (8,929)
Other, net                                                                                (149)                    (159)
                                                                                     ---------                ----------
       Total Financing                                                                 (89,802)                 (71,455)
                                                                                     ---------                ----------
       (Decrease) increase in cash and cash equivalents                                 (2,790)                   34,234
       Cash and cash equivalents at beginning of period                                  6,523                    25,405
                                                                                     ---------                ----------
       Cash and cash equivalents at end of period                                    $   3,733               $    59,639
                                                                                     ---------                ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                               Six Months Ended
(Thousands of Dollars)                                                                             June 30
-------------------------------------------------------------------------------------------------------------------------
                                                                                          1999                    1998
                                                                                         ------                  -------
Cash Paid During the Period
Interest paid (net of capitalized amount)                                                $22,622                 $22,195
                                                                                         -------                 -------
Income taxes paid                                                                        $28,750                  41,160
                                                                                         -------                 -------

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

Note 2.  OPERATING SEGMENT FINANCIAL INFORMATION


     Under SFAS-131, Disclosures About Segments of an Enterprise and Related Information, information pertaining to operating segments is required to be reported. Upon adoption of SFAS-131, the Company identified three operating segments, driven by the types of products and services offered and regulatory environment under which the Company primarily operates. The three segments are Regulated Electric, Regulated Gas, and Unregulated. The Regulated segments' financial records are maintained in accordance with generally accepted accounting principles (GAAP) and PSC accounting policies. The Unregulated segment's financial records are maintained in accordance with GAAP.


                                             (thousands of dollars)
                                           For the Three Months Ended
                                                   June  30,
                                          -----------------------------
Regulated Electric                           1999          1998
------------------                           ----          ----
Profit                                      18,251        22,119*
Revenues from External Customers           174,270       164,679
Revenues from Intersegment Transactions      9,557           334

Regulated Gas
-----------------------------------------
Loss                                        (2,600)       (5,816)*
Revenues from External Customers            52,560        46,017
Revenues from Intersegment Transactions         52            69

Unregulated
-----------
Loss                                          (829)         (648)
Revenues from External Customers            58,584           431

                                               (thousands of dollars)
                                              For the Six Months Ended
                                                      June 30,
                                              ------------------------
Regulated Electric                         1999           1998
------------------                         ----           ----

Profit                                      37,693*       49,709*
Revenues from External Customers           338,358       333,680
Revenues from Intersegment Transactions     19,253           335

Regulated Gas
-----------------------------------------

Profit                                      14,195*        5,157*
Revenues from External Customers           168,361       159,532
Revenues from Intersegment Transactions        230            78

                                             (thousands of dollars)
                                            For the Six Months Ended
                                                    June 30,
                                              ----------------------
Unregulated
-----------

Profit/(Loss)                                  196          (956)
Revenues from External Customers           114,660           431

                                          (thousands of dollars)
                                    June 30, 1999        Dec. 31, 1998
                                    -----------------    --------------

Total Unregulated Assets                    66,930        59,946


The total amount of the revenues identified by operating segment do not equal the total Company consolidated amounts as shown in the Consolidated Statement of Income. This is due to the elimination of certain intersegment revenues during consolidation. A reconciliation follows:

                                             (thousands of dollars)
                                            For the Three Months Ended
                                                    June 30,
                                            ---------------------------
Revenues                                      1999            1998
                                              ----            ----
Regulated Electric                          174,270        164,679
Regulated Gas                                52,560         46,017

Unregulated                                  58,584            431
                                            -------        -------
  Total                                     285,414        211,127

Reported on Consolidated Income Statement   275,805        210,724

Difference to reconcile                       9,609            403

Intersegment Revenue
   Regulated Electric from Unregulated        9,557            334
   Regulated Gas from Unregulated                52             69
                                              -----            ---
      Total Intersegment                      9,609            403

                                              (thousands of dollars)
                                             For the Six Months Ended
                                                       June 30,
                                            --------------------------
Revenues                                      1999            1998
                                              ----            ----
Regulated Electric                          338,358        333,680

Regulated Gas                               168,361        159,532
Unregulated                                 114,660            431
                                            -------        -------
  Total                                     621,379        493,643

Reported on Consolidated Income Statement   601,896        493,230

Difference to reconcile                      19,483            413

Intersegment Revenue
   Regulated Electric from Unregulated       19,253            335
   Regulated Gas from Unregulated               230             78
                                             ------            ---
      Total Intersegment                     19,483            413

* Some items have been restated for comparative purposes.

Note 3.  COMMITMENTS AND OTHER MATTERS

     The following matters supplement the information contained in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and should be read in conjunction with the material contained in that Note.

     Regulatory Assets. With PSC approval the Company has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71, Accounting for the Effects of Certain Types of Regulation. These deferred costs are shown as Regulatory Assets on the Company's Balance Sheet. Such cost deferral is appropriate under traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. In a purely competitive pricing environment, such costs might not have been incurred and could not have been deferred. Accordingly, if the Company's rate setting was changed from a cost-of-service approach, and it was no longer allowed to defer these costs under SFAS-71, these assets would be adjusted for any impairment to recovery (pursuant to SFAS-121). In certain cases, the entire amount could be written off.

     SFAS-121 requires write-down of assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be fully recoverable.

     Below is a summarization of the Regulatory Assets as of June 30, 1999:



                                                  Millions of Dollars
       Income Taxes                                     $141.3
       Kamine                                            191.3
       Uranium Enrichment Decommissioning Deferral        14.5
       Deferred Ice Storm Charges                          7.6
       Deferred Environmental SIR costs                   20.9
       Labor Day 1998 Storm Costs                          8.1
       Other, net                                         17.3
                                                        ------
       Total - Regulatory Assets                        $401.0
                                                        ======

     See the Company's 1998 Form 10-K, Item 8, Note 10 of the Notes to Financial Statements, "Regulatory Assets" for a description of the Regulatory Assets shown above.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at June 30, 1999 depends on market prices and the competitive market in New York State which is still under development and subject to continuing changes which are not yet determinable, but the amount could be significant. Strandable assets, if any, could be written down for impairment of recovery in the same manner as deferred costs discussed above.

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

     At June 30, 1999 the Company believes that its regulatory assets are not impaired and are probable of recovery. The Settlement in the Competitive Opportunities Proceeding does not impair the opportunity of the Company to recover its investment in these assets. However, the PSC issued an Opinion and Order Instituting Further Inquiry on March 20, 1998 to address issues surrounding nuclear generation. The ultimate determination in this proceeding could have an impact on strandable assets and the recovery of nuclear costs. The initial meeting in this Inquiry was held in January 1999 and such a determination is unlikely before year-end (see PSC Proceeding on Nuclear Generation under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations).

     GAS COST RECOVERY. The Company entered into several agreements to help manage its pipeline capacity costs and has successfully met targets, agreed upon in a PSC approved 1995 settlement. In July, 1998 the Company entered into an agreement with Dynegy Marketing and Trade to provide assistance with respect to the management of the Company's gas supply, transportation and storage costs consistent with the goal of providing reliable service and reducing the cost of gas.

     On October 16, 1998, the Company, the staff of the PSC and certain other parties entered into an interim settlement agreement, designed to address the period between the October 31, 1998 expiration of the 1995 settlement and the implementation of a new multi-year settlement to be negotiated. Under the Interim Settlement, which was approved by the PSC on November 9, 1998, base rates for gas service remained frozen at their current levels (which were fixed pursuant to the 1995 Settlement). Additionally, RG&E was required to provide a guaranteed level of benefits to customers from the re-marketing of unneeded transportation and storage capacity, and to permit marketers serving up to ten percent of retail and aggregated customer annual throughput to do so without mandatory assignment of the corresponding capacity. RG&E was permitted to recover the costs associated with non-assigned capacity from all customers, with certain exceptions. With the expiration of the Interim Settlement on June 30, 1999, the Company anticipates that many of the major elements that are part of the 1995 Settlement (including the freeze on base rates) will continue in their current form until superseded, ultimately, by the implementation of the multi-year settlement agreement. Subsequent to June 30, 1999, RG&E is not permitted to place any limits on customer migration to marketers. The guaranteed level of benefits to customers will expire as of September 1, 1999 in the absence of a new agreement with the PSC.

     Negotiations with respect to the multi-year settlement and implementation of the PSC Policy Statement (see PSC Gas Restructuring Policy Statement under
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations) concerning the future of the Natural Gas Industry in New York have been ongoing.

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

     By a Joint Petition for Review, the Company and other nuclear utilities petitioned the Court in January 1997 for a declaration that the Petitioners were relieved of the obligation to pay fees into the Nuclear Waste Fund, and were authorized to place those fees into escrow until DOE commenced disposing of SNF. The petition further requested that DOE be ordered to develop a program that would enable it to begin acceptance of SNF by the statutory deadline. In November 1997, the Court held that DOE could not delay acceptance on grounds that it lacked an SNF repository, and that the utilities had a "clear right to relief". Rather than grant funding relief and order the DOE to move SNF, however, the Court referred the utilities to their contractual remedies against DOE. State agencies, municipal governments and DOE sought review of this decision, but the U.S. Supreme Court declined in November 1998 to hear the case. In July 1998 the Company, joined by several other nuclear utilities, initiated a further effort to have the Court provide a suitable remedy under its "original and exclusive" jurisdiction over matters arising under the Nuclear Waste Act. In April 1999, the Court granted a motion to dismiss the utilities' petition. The utilities are seeking a rehearing.

     DOE's failure to meet its statutory deadline has given rise to numerous other lawsuits. For example, several plant operators brought suit against DOE in the U.S. Court of Federal Claims (COFC). In decisions issued in October and November 1998, COFC judges held that DOE had breached its contractual obligations. They denied most portions of DOE motions to dismiss the operators', claims and granted the operators' summary judgment on DOE contract liability. However, in a recently announced decision, a different COFC judge directed claimants in that case to the DOE Contract Administrator for the requested relief. It is expected that the claimants in that case will appeal this decision.

     It is not possible to predict the outcome of this split in the COFC, the future course of the DOE obligation or the resolution of the spent nuclear fuel movement and storage concern that underlies it. Similarly, the ultimate outcome of nuclear waste legislation in Congress, that could address these and related concerns, is uncertain. The court rulings on the DOE's default in meeting its obligation to remove SNF by the statutory deadline, and on its contractual liability therefor, have been promising. The current court rulings appear to have prompted greater DOE effort to complete site investigations at its Yucca Mountain, NV, site for SNF disposal and to focus greater Congressional attention on the inappropriateness of continuing to house SNF around the nation at short-term SNF facilities of nuclear powerplants. These developments have not yet led, however, either to a firm schedule for DOE's movement of SNF from plant facilities to a permanent repository or to the authorization of plant owners and operators to withhold their Nuclear Waste Fund payments to DOE until that schedule is established. The Company and other nuclear utilities continue to work toward those objectives in judicial, legislative and administrative initiatives.

     EITF ISSUE 97-4 - DEREGULATION OF THE PRICING OF ELECTRICITY. In July 1997, the Financial Accounting Standards Board's EITF reached a consensus on accounting rules for utilities' transition plans for moving to more competitive environments and provided guidance on when utilities with transition plans will need to discontinue the application of SFAS-71.

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

     The Company's application of the EITF 97-4 consensus has not affected its financial position or results of operations because any above-market generation costs, regulatory assets and regulatory liabilities associated with the generation portion of its business will be recovered by the regulated portion of the Company through its distribution rates, given the Settlement provisions.
The Settlement provides for recovery of all prudently incurred sunk costs (all investment in electric plant and electric regulatory assets) as of March 1, 1997 by inclusion in rates charged pursuant to the Company's distribution access tariff. The Settlement also states that "the Parties intend that the provisions of this Settlement will allow the Company to continue to recover such costs, during the term of the Settlement, under SFAS-71", and that "such treatment shall be consistent with the principle that the Company shall have a reasonable opportunity beyond July 1, 2002 to recover all such costs". The fixed portion of the non-nuclear generation to-go costs after July 1, 1999 and the variable portion of the non-nuclear generation to-go costs after July 1, 1998 are subject to market forces and would no longer be able to apply SFAS-71. The Company's net investment at June 30, 1999 in nuclear generating assets is $653.9 million and in non-nuclear generating assets is $111.3 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The discussion presented below contains statements which are not historic fact and which can be classified as forward looking. These statements can be identified by the use of certain words which suggest forward looking information, such as "believes," "will," "expects," "projects," "estimates" and "anticipates". They can also be identified by the use of words which relate to future goals or strategies. In addition to the assumptions and other factors referred to specifically in connection with the forward looking statements, some of the factors that could have a significant difference in whether the forward looking statements ultimately prove to be accurate include:

(1) any state or federal legislative or regulatory initiatives (including the results of negotiations between the Company and the PSC regarding the Gas Settlement) that affect the cost or recovery of investments necessary to provide utility service in the electric and natural gas industries. Such initiatives could include, for example, changes in the regulation of rate structures or changes in the speed or degree to which competition occurs in the electric and natural gas industries;

(2) any changes in the ability of the Company to recover environmental compliance costs through increased rates;

(3) the determination in the nuclear generation proceeding initiated by the PSC, including any changes in the regulatory status of nuclear generating facilities and their related costs, including recovery of costs related to spent fuel and decommissioning;

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

(10) any unanticipated developments associated with fixing and testing the modifications necessary to mitigate Year 2000 compliance problems, including the possible indirect impact of customers, suppliers and other business partners who do not sufficiently mitigate their Year 2000 compliance problems; and

(11) any other considerations that may be disclosed from time to time in the Company's publicly disseminated documents and filings.

      Shown below is a listing of the principal items discussed.


     Competition                                         Page 13
      PSC Competitive Opportunities Case Settlement
      Business and Financial Strategy
      Energy Choice
      RGS Energy Group, Inc.
      Fossil Units Status
      Proposed Sale of Nuclear Plant
      PSC Proceeding on Nuclear Generation
      FERC Open Access Transmission Orders and
        Company filings




      Rates and Regulatory Matters                       Page 21
       PSC Gas Restructuring Policy Statement
       Gas Proposal and Interim Settlement
       Flexible Pricing Tariff


     Liquidity and Capital Resources                     Page 22
       Capital and Other Requirements
       Year 2000 Readiness Information
       Financing


     Earnings Summary                                    Page 25


     Results of Operations                               Page 26
       Income Statement Changes
       Operating Revenues and Sales
       Operating Expenses
       Other Statement of Income Items


     Dividend Policy                                     Page 28


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

     RG&E believes that the Settlement has not adversely affected its eligibility to continue to apply certain accounting rules applicable to regulated industries. In particular, RG&E believes it continues to be eligible for the treatment provided by SFAS-71 which allows RG&E to include assets on its balance sheet based on its regulated ability to recoup the cost of those assets. However, this may not be the case with respect to certain operational costs associated with non-nuclear generation (see Note 3 of the Notes to Financial Statements under the heading Other Matters, EITF Issue 97-4, Deregulation of the Pricing of Electricity).

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

     BUSINESS AND FINANCIAL STRATEGY. Under the terms of the Settlement, the Company has functionally separated its generation, distribution, and regulated energy services businesses. Consistent with the Settlement, the Company has begun to implement a business and financial strategy which consists of the following: (1) the reorganization of its corporate structure into a holding company has been completed effective August 2, 1999 in order to more fully implement the separation of its regulated and unregulated businesses, (2) the establishment of separate unregulated subsidiaries, Energetix and RGS Development (see following discussion under "Unregulated Subsidiaries", and (3) the development of an integrated financial strategy that includes new business initiatives and a Common Stock share repurchase program of $145 million. Through June 30, 1999, approximately 2.3 million shares have been repurchased.

     ENERGY CHOICE. On July 1, 1998, the Company officially began implementation of its full-scale electric retail access Energy Choice program. As of July 1, 1999, the Company entered its second year of this program. There are four basic components of the sale of energy: the sale of electricity which is the amount of energy actually used by the consumer, the sale of capacity which is the ability through generating facilities or otherwise, to provide electricity when it is needed, the sale of distribution, which is the physical delivery of electricity to the consumer, and retail services such as billing and metering.
Historically, the Company has sold all four components bundled together for a fixed rate approved by the PSC. The implementation of the Energy Choice program included a four year phase-in process to allow the Company and other parties to manage the transition to electric competition in an orderly fashion. During the first year of the program, participation in Energy Choice was limited to no more than 10 percent of RG&E's total annual retail electric kilowatt-hour sales (670,000 annualized megawatt-hours). Essentially, until this 10 percent limit was achieved, RG&E's electric retail customers could seek out or be approached by alternative energy service companies for electricity to be resold and then delivered over RG&E's distribution system. By February 1, 1999, only six months into the Energy Choice program, this 10 percent limit was achieved by qualified competitive energy service companies in RG&E's service territory. This limit, beginning July 1, 1999, increases from 10 percent up to approximately 20 percent for the second year of the program and to approximately 30 percent in the third year. In July, 2001, all retail customers will be eligible to purchase energy from alternative energy service companies. The phase-in of the Energy Choice Program over the next few years eventually will give retail electric customers the opportunity to purchase energy, capacity and retailing services from competitive energy service companies. They may also continue to purchase fully bundled electric service from RG&E under existing retail tariffs.

     Energy Choice adopted the single-retailer model for the relationship between the Company as the distribution provider, qualified energy service companies, and retail (end-use) customers. In this model, retail customers have the opportunity for choice in their energy service company and receive only one electric bill from the company that serves them. With the exception of primarily emergency services, which remain the Company's responsibility, the retail customers' primary point of contact is with their chosen energy service company.

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

     During the initial "Energy-Only" stage of the Energy Choice program, which began on July 1, 1998 and originally was scheduled to conclude on July 1, 1999, energy service companies were able to choose their own sources of energy supply, while RG&E continued to provide to them, through its bundled distribution rates, the generating capacity (installed reserve) needed to serve their retail customers. In addition, during the "Energy-Only" stage, energy service companies have the option of purchasing "full-requirements" (i.e. delivery services plus energy) from RG&E.

     The existence of a fully functional and efficient Statewide Energy and Capacity market is essential before RG&E can implement the "Energy and Capacity" stage of the program. This Statewide Energy and Capacity market would be in the form of an independent transmission system operator ("ISO") in conjunction with a Wholesale Power Exchange. Without this wholesale market for generating capacity, there can be no suitable mechanism for the reallocation, from the regulated utility to the energy service company, of responsibility for ensuring adequate installed reserve capacity. Since a Statewide Energy and Capacity market was not expected to be in place by July 1, 1999, the Company, according to the terms of the Settlement, had petitioned the PSC and received approval for a delay in the implementation of the "Energy and Capacity" stage of its retail access program until November 1, 1999 (see discussion under FERC Open Access Transmission Orders and Company Filings). Although the "Energy and Capacity" stage is delayed, the Company will continue to allow up to approximately 20 percent of its total annualized sales for competitive energy service companies. More recently, since the Company is uncertain that this Statewide Energy and Capacity market will be in place by the November 1, 1999 extension date, it has petitioned the PSC for another conditional extension of this "Energy-Only" stage of the program. This petition proposes that if the Statewide Energy and Capacity Market is not operational by November 1, 1999, the "Energy and Capacity" stage would be delayed until April 30, 2000, the end of the Company's winter capability period. Alternatively, if by November 1, 1999, there is a fully functioning and efficient Statewide Energy and Capacity market, including all necessary approvals by FERC, the Company would on that date initiate the "Energy and Capacity" stage of the Energy Choice Program. Also, in order to assist qualified energy service companies during this period of uncertainty in the wholesale marketplace, RG&E, through this petition, proposes to offer the option for purchasing "full-requirements" (i.e. delivery services plus energy plus capacity) from the Company through April 30, 2000.

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

     Through June 30, 1999, eight energy service companies, including Energetix, the Company's unregulated subsidiary, have been qualified by RG&E to serve retail customers under the Energy Choice Program. In addition to Energetix, these companies are Columbia Energy Power Marketing Corporation, TXU Energy Services, Inc., Florida Power & Light (FPL Energy Services), Inc., NEV East, L.L.C.(New Energy Ventures), Northeast Energy Services, Inc.(NORESCO), North American Energy, and Select Energy Inc. As of June 30, 1999, all energy service companies have opted to purchase "full-requirements" from RG&E to serve their retail customers. As "full-requirements" customers, energy service companies are able to purchase electricity from RG&E at 1.9 cents per kilowatt-hour. This impact was not significant because the loss of RG&E retail sales is roughly offset by the sale of distribution service and electricity to energy service companies. Although it is too early to quantify at this time, a substantial part of this revenue loss is expected to be offset by cost reductions resulting from the shift in retailing responsibilities from RG&E to energy service companies.

     Looking ahead to when implementation of the "Energy and Capacity" phase of the full-scale program occurs, the Company will also be shifting the responsibility for purchasing not only electricity, but also capacity, to these energy service companies. Similarly, there will be a slight revenue loss as a result of the increased back-out rate when this shift occurs. However, the Company expects to manage this revenue impact with offsetting savings in costs no longer incurred for the acquisition and maintenance of capacity and increasing wholesale revenues through the sale of available capacity.

     The PSC had initiated a Statewide proceeding to recommend "uniform business practices" dealing with electric retail access programs for each of the utilities it regulates. Pursuant to a February 16, 1999 PSC order, Uniform Business Practices became effective on June 1, 1999. The Uniform Business Practices include items such as creditworthiness, customer information and dispute resolution in an effort to further enhance standards for competition across New York State. The Company already has incorporated provisions relative to Uniform Business Practices into its business operations with minimal corporate impact. The Company is currently working with other New York State utilities to develop a single document relative to Uniform Business Practices. This document will be submitted to the PSC by October 1, 1999. In addition to this proceeding, there are three other PSC proceedings underway: Electronic Data Interchange (EDI), Competitive Metering, and the Single Billing Option.

     Since last Fall, EDI working groups have been involved in the development of standardized electronic billing for all utilities across the State. A PSC order is expected in the third quarter of 1999. An actual implementation date will most likely occur no earlier than April 2000.

     With regard to Competitive Metering, the PSC issued an order on June 16, 1999. This order directs utilities to unbundle electric services and to provide a back-out credit to participating retail customers (customers who chose a
                     -------------
qualified energy services company that provides these types of metering services). Retail customers with electric demands of 50 Kw or greater, will have the option to procure meters and various metering services, such as meter installation and meter reading, from competitive entities, instead of only from utilities. The Company expects to file tariff changes by October 1, 1999.

     With regard to the Single Billing Option, the Company and other interested parties have an opportunity to comment on various billing arrangements including an ESCO single bill and the single retailer model. These billing arrangements will provide a retail customer with a single bill. The Company filed comments with the PSC by the July 1, 1999 deadline and Statewide implementation of these billing arrangements may occur as early as the first quarter of 2000.

     These PSC proceedings are intended to bring more consistency among New York State utilities and potentially offer additional services for energy service companies to provide. The Company continues to assess the scope and impact of such changes on its operations.

     RGS ENERGY GROUP, INC. On August 2, 1999, Rochester Gas and Electric Corporation was reorganized into a holding company structure pursuant to an Agreement and Plan of Share Exchange (Exchange Agreement) between RG&E and RGS Energy. As part of the reorganization, all of the outstanding shares of RG&E common stock were exchanged on a share-for-share basis for shares of RGS Energy and RG&E became a subsidiary of RGS Energy. Certificates for shares of RG&E common stock are automatically valid as certificates for RGS and do not have to be replaced. The transfer does not affect the value of the stock or the Company's dividend policy. RGS Energy trades on the New York Stock Exchange under the symbol "RGS". RG&E shareholders approved the Exchange Agreement on April 29, 1999.

     The holding company structure was formed to respond quickly to changes in the evolving competitive energy utility industry. The new structure permits the use of financing techniques that are better suited to the particular requirements, characteristics and risks of non-utility operations without affecting the capital structure or creditworthiness of RG&E. This increases RG&E's financial flexibility by allowing it to establish different debt-to-equity ratios for each of its individual lines of business.

     RGS Energy is not an operating entity. The Company's operations are being conducted through its subsidiaries which include RG&E, and two unregulated subsidiaries - RGS Development and Energetix, as well as Griffith, a subsidiary of Energetix.

     RG&E will continue to offer regulated electric and natural gas utility service in its franchise territory. Energetix provides energy products and services throughout upstate New York. RGS Development offers energy systems development and management services.

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

     In August 1998, Energetix announced the acquisition of Griffith, the second largest oil and propane distribution company in New York State. Energetix accounted for its acquisition of Griffith as a purchase in the amount of approximately $31.5 million. Purchase accounting adjustments, including goodwill, are reflected in the consolidated financial statements of the Company at December 31, 1998 and June 30, 1999.

     Griffith gives Energetix access to 65,000 new customers, 60,000 of which are outside of RG&E's regulated franchise territory. In addition to its current products, Griffith sells electricity, natural gas and other services offered by Energetix to its existing customers. Griffith has approximately 350 employees and operates 17 customer service centers.

     Additional information on Energetix's operations (including Griffith) is presented under the headings Operating Revenues, Operating Expenses, and is contained in Note 2 of the Notes to Financial Statements.

     During the second quarter of 1998, the Company formed RGS Development. RGS Development was formed to pursue unregulated business opportunities in the energy marketplace. Through June 30, 1999, RGS Development operations have not been material to the Company's results of operations or its financial condition.

     Stock Repurchase Plan. In April 1998, the PSC approved a Stock Repurchase Plan providing for the repurchase of Common Stock having an aggregate market value not to exceed $145 million. The Company began the repurchase program in May 1998 and has repurchased 2,317,700 shares of Common Stock for approximately $68.2 million through June 30, 1999. The average cost per share purchased during the first six months of 1999 was $26.84. The Company expects to continue the share repurchase program through the year 2000.

     FOSSIL UNITS STATUS. On April 30, 1999, the Company ceased operations at its Beebee Station (80 Megawatt) generating facility. The plant was retired on July 1, 1999. Factors such as the plant's age, lack of a rail/coal delivery system and more stringent clean air regulations made the plant uneconomical in the developing competitive generation business. The retirement of Beebee Station is not expected to have a material effect on the Company's financial position or results of operations. As a result of a one time incremental charge of $2.1 million, the plant was fully depreciated at the time of retirement. The Competitive Opportunities Settlement provides that all prudently incurred incremental costs associated with the retirement and decommissioning of the plant are recoverable through the Company's distribution access rates. The electric capacity and energy previously provided by the plant are expected to be replaced in the energy markets as needed.

     In early June the Allegany Station, a combined-cycle unit fueled by natural gas, began generating electricity. The 62 megawatt capacity unit is expected to generate electricity during the peak demand summer months and when the economics of producing electricity for sale are favorable. The plant is being operated and maintained for RG&E by Bell Harbert Energy LLC. Allegany Station, which was built as a co-generation facility in the early 1990s, was obtained by RG&E as part of a legal settlement in December 1998 with General Electric Capital Corporation, Kamine/Besicorp Allegany L.P. and other Kamine affiliates.

     Pursuant to an Asset Sales Agreement dated April 1, 1999, the Company and Niagara Mohawk agreed to sell their respective 12% and 88% interests in the entire Oswego Generation Facility to NRG Energy, Inc for approximately $91 million. Additionally, the Buyer agreed to assume the Company's obligations under a transmission services agreement between the Company and Niagara Mohawk as it pertains to the Oswego facility. This assumption represents a present value of approximately $25 million. Upon such assumption by NRG, the Company will bear such present value in the allocation of the sale proceeds. The purchase price is subject to certain adjustments which will be determined at the closing. The closing is expected to occur during the third quarter of 1999. On April 29, 1999 the sale was approved by the Company's Board of Directors. Under the terms of the Competitive Opportunities Settlement, RG&E is permitted to recover any losses on a sale by establishment of a Regulatory Asset and recovery thereof through distribution rates. The Asset Sales Agreement recognizes these concepts by being conditioned upon the sellers receiving regulatory approvals which do not impose upon the sellers materially adverse terms or conditions, including adverse ratemaking determinations with respect to the sellers' recovery of any losses or costs incurred or stranded as a result of the sale. The electric capacity and energy currently provided by the plant are expected to be replaced in the energy markets as needed. At June 30, 1999, the book value of the Company's interest in Oswego 6 is approximately $54.4 million.

     PROPOSED SALE OF NUCLEAR PLANT.   On June 24, 1999, Niagara Mohawk and New
York State Electric and Gas (NYSEG) announced their intention to sell their interests in the Nine Mile Two nuclear plant to AmerGen Energy Co., a joint
venture of PECO Energy of Philadelphia and British Energy.   Niagara Mohawk owns
41 percent and NYSEG owns 18 percent of Nine Mile Two. The financial terms of the transaction include nominal purchase prices to be paid to Niagara Mohawk of $63.6 million and to NYSEG of $27.9 million. The sale is subject to several contingencies including various regulatory approvals.

     The Company's 14 percent interest in Nine Mile Two is not included in the current proposal. As part owner, RG&E, along with the other owners, generally has three options: the first option is to retain its ownership interest on the same basis that it does now; the second option is to sell its 14 percent interest in Nine Mile Two to AmerGen on substantially the same terms as Niagara Mohawk and NYSEG; and the third option is to buy the Niagara Mohawk and/or NYSEG interests on the same terms as offered by AmerGen. The Company is considering each of these options including their impact on ratemaking and the future regulatory treatment of nuclear plants by the PSC (see paragraph below). At June 30, 1999 the book value, including nuclear fuel, of the Company's 14 percent interest in Nine Mile Two was approximately $393 million.

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

     The Company's potentially strandable assets in nuclear plant could be impacted by the outcome of this proceeding. The initial collaborative conference for this proceeding was held on January 20, 1999. The parties in this proceeding developed a collaborative, non-binding interim report entitled "Nuclear Generation and the Competitive Electric Market" which was issued in July, 1999. A copy of the interim report is available on the PSC's website (http://www.dps.state.ny.us/). The report and the status of the proceeding, in addition to the proposed sale of the nuclear assets owned by Niagara Mohawk and NYSEG (see section on Proposed Nuclear Plant Sale above), were discussed at the July 14, 1999 PSC Session. At that meeting, the Chairman of the PSC recommended that this nuclear proceeding continue in parallel with the upcoming PSC proceeding to consider the proposed sale of the Nine Mile Two nuclear plant discussed above. The Chairman also provided direction that the proceeding on the sale of the nuclear plant has priority and the PSC Staff is to be mindful of resource conflicts as many parties are involved in both proceedings. The Company will be actively involved in both proceedings. A final determination in either proceeding is unlikely before December 31, 1999.

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

     On June 30, 1998, the FERC issued an Order that conditionally authorizes the establishment of the NYISO by the member systems of the NYPP (Member Systems). The order addresses areas of governance, standards of conduct and reliability. A NYISO Board of Directors has been formed. In that same order the FERC recommended that concerned parties revisit the independent system operator weighted voting distribution relative to governance. On April 30, 1999, the FERC issued an order which addressed several issues, including its rejection of the Member Systems' settlement on governance issues, and its acceptance of the section 203 filing to transfer jurisdictional transmission facilities to the NYISO. On July 2, 1999, the Member Systems of the NYPP filed a proposed agreement on governance issues and an explanatory statement of the agreement. The explanatory statement represents the agreement to be in compliance with the FERC's pronouncements.

     On January 27, 1999 the FERC issued an Order conditionally accepting the proposed ISO tariff, and the proposed market rules of the ISO. The Order also granted the Member Systems' request for market-based rates for energy, ancillary services and installed capacity sold through the ISO. Additionally, certain aspects of the proposed transmission rates were set for hearing, and a settlement judge proceeding was established to resolve an issue involving whether certain transmission arrangements should be grandfathered as "pre-ISO" arrangements. On April 30, 1999, the Member Systems made their compliance filing as requested by the January 27, 1999 Order. On May 28, 1999, in accordance with the procedural schedule then in effect, the Member Systems filed their Direct Testimony. The Member Systems filed a response to the comments and protests to the April 30th filing on June 30, 1999. On June 17, 1999, the Member Systems filed with the FERC a Settlement Agreement resolving the grandfathering issue. On July 7, 1999, the FERC Trial Staff filed comments in support of the Settlement Agreement. The matter is currently pending FERC action. Finally, the hearing established to address rate issues is scheduled for November, 1999. Such hearing is not expected to affect adversely any plans to commence ISO operations.

     Significant changes to pricing procedures now in effect within NYPP are expected, but it is unclear what effect these changes may have once other regulatory changes in New York State are implemented. At the present time, the Company cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations or the financial condition of the Company.


RATES AND REGULATORY MATTERS

     PSC GAS RESTRUCTURING POLICY STATEMENT. On November 3, 1998, the PSC issued a gas restructuring policy statement ("Gas Policy Statement") announcing its conclusion that, among other things, the most effective way to establish a competitive gas supply market is for gas distribution utilities to cease selling gas. The PSC established a transition process in which it plans to address three groups of issues: (1) individual gas utility plans to implement the PSC's vision of the market; (2) key generic issues to be dealt with through collaboration among gas utilities, marketers, pipelines and other stakeholders, and (3) coordination of issues that are common to both the gas and the electric industries. The PSC has encouraged settlement negotiations with each gas utility pertaining to the transition to a fully competitive gas market. The Company, the PSC Staff and other interested parties have been participating in settlement discussions in response to the specific requirements of the Policy Statement.

     GAS PROPOSAL AND INTERIM SETTLEMENT. In August 1998, prior to issuance of the PSC's Gas Policy Statement (see PSC Gas Restructuring Policy Statement above), RG&E had commenced negotiations with the PSC staff and other parties to develop a comprehensive multi-year settlement of various issues, including rates and the structure of RG&E's gas business. Because the negotiation of a comprehensive settlement was not anticipated to conclude until mid-1999, the parties to the negotiations agreed to an Interim Settlement, effective November 1998 through June 1999, that deals with such issues as rates, transportation and storage capacity costs, assignment of capacity, and retail access. Major elements of the Interim Settlement include: (1) the term is from December 1, 1998 through the earlier of June 30, 1999 or the effective date of a new multi-year agreement; (2) base rates, which cover the cost of the local distribution system, will remain frozen for all customers at their current levels (which were fixed at the July 1994 level pursuant to the 1995 settlement), while the Gas Cost Adjustment will continue to vary from month to month; (3) a level of revenues ($11.9 million on an annual basis) which corresponds to the Company's anticipated revenues from capacity remarketing transactions currently in place is imputed to the Company; (4) the Company is entitled to retain 15% of the savings realized from the reduction of capacity commitments; (5) the Company will simplify the transportation gas program and cap the migration of customers at 10% of annual retail sales and not assign capacity costs to certain migrating customers (see discussion of March 24, 1999 PSC order below); (6) the Company will be allowed to recover the upstream costs that may be stranded by migration; and, (7) certain issues relating to past gas costs have been resolved whereby the Company shall set aside, in a manner to be determined by the PSC for the benefit of customers, $2.2 million of the total amount recovered through the Gas Cost Adjustment.

     RG&E, the PSC Staff and other parties have been engaged in discussions, based on the Company's August 1998 comprehensive proposal and the PSC's Gas Policy Statement, to achieve a comprehensive, multi-year settlement. RG&E's objective was to have a comprehensive final settlement in place prior to July 1, 1999. However, negotiations for a comprehensive final settlement have not proceeded as quickly as originally planned. At this time, the Company is continuing to pursue negotiations (which are currently suspended) with the PSC staff and other interested parties.

     Under a March 1996 Order, the PSC permitted RG&E and other gas distribution companies to assign to marketers the pipeline and storage capacity held by RG&E to serve their customers. In its Gas Policy Statement issued in November 1998, the PSC ordered that the mandatory assignment of capacity, permitted by the March 1996 Order, be terminated effective April 1, 1999. According to the Gas Policy Statement, however, the utilities are to be afforded a reasonable opportunity to recover resulting strandable costs, if any. The Company complied with the PSC's directive to remove mandatory assignment of capacity through its compliance filing made for the Interim Settlement Agreement. However, on March 24, 1999, the PSC issued an Order Concerning Assignment of Capacity for all gas utilities in the State of New York, stating that all companies must file tariff revisions in accordance with the general conclusions stated in the order. In most instances, the Company's current tariff is in compliance with the order. The order, however, states that all LDCs shall remove all restrictions and place no limitation on the level of migration, except as may be negotiated. For the Company's tariff, a modification has been made to remove the ten percent migration cap as of July 1, 1999. Any further discussion of migration caps will likely be part of the comprehensive multi-year settlement negotiations.

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


LIQUIDITY AND CAPITAL RESOURCES

       During the first six months of 1999, cash flow from operations (see Consolidated Statement of Cash Flows) provided the funds for construction expenditures and the payment of dividends and short-term debt. Operating cash flow was lower in the first six months largely due to a change in unbilled revenues receivable and accounts receivable. Because December 1998 was substantially warmer than December 1997, receivables at the end of 1998 were lower than at year-end 1997. This resulted in a net decrease in working capital for the 1999 six-month period when compared to the 1998 six-month period.
Higher net utility additions reflect $7 million of CWIP additions and $3 million of nuclear fuel additions. Cash used in financing activities was higher due to redemption of short-term debt and the repurchase of common stock. Capital requirements during 1999 are anticipated to be satisfied primarily from the combination of internally generated funds, short-term credit arrangements and possibly some external long-term financing.

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

     Total 1999 capital requirements are currently estimated at $124 million, of which $114 million is for construction and $10 million is for sinking fund obligations. Approximately $40 million had been expended for construction as of June 30, 1999, reflecting primarily expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains.

     Year 2000 Readiness Information. As the year 2000 (Y2K) approaches, the Company, like most companies, faced potentially serious information and operational systems (computer and microprocessor-based devices) problems because many software applications and embedded systems programs created in the past will not properly recognize calendar dates beginning with the year 2000 or that the year 2000 is a "leap-year".

     The Company identified the need to address Y2K issues early and in June 1996 established the Y2K Project (Y2K Project). Resources from across the enterprise have been committed to the Y2K Project. The Company has assigned approximately 40 full-time equivalent people to work on the Y2K Project as well as retaining certain outside consultants to assist in the inventory, assessment, and certification of date-aware devices. The Company is funding its Y2K Project internally and estimates it will incur between $10 to $12 million of incremental costs through January 1, 2000, associated with making the necessary modifications identified to date to applications ($9-11 million) and devices ($1 million). This projection included replacement systems that may be required and represents 25% of the Corporate Information Technology (IT) budget. The Company has not deferred any other major IT project due to this effort. The Company has incurred approximately $7.8 million of its $10-12 million total costs through June 30, 1999. The Company is also participating in the Y2K activities of several organizations such as the New York Power Pool and the North American Electric Reliability Council. In addition the Company is a member of the Electric Power Research Institute which has developed an on-line database inventory that reports Y2K assessment and test results for devices and software used by other utilities.

     The Y2K Project is divided into five primary phases, a detailed discussion of which is given in the following paragraphs. It should be noted that all five phases may be occurring at any given time, due to grouping of work. The first phase is the inventory phase which was the identification of internally developed applications, devices, vendor applications and critical external parties including customers, suppliers, business partners, government agencies, and financial institutions. During the next phase, the assessment phase, the Y2K Readiness of the items was determined. Year 2000 Readiness is defined as a computer system, device or application that has been determined to be suitable for continued use into the Year 2000 even though the computer system or application is not fully Y2K compliant. The third phase, fix, is when replacement or remediation of the items is performed. The fourth phase is the test phase, when the items are functionally verified and date tested. The final phase is the contingency phase when contingency plans are developed for all critical applications, devices and systems.

     Phase 1, Inventory. To date, the Y2K Project has completed the inventory phase. The Company has prioritized external critical parties and is independently verifying the most critical of these by various methods, such as mandatory written verification to the Company of their status or by testing transfer of electronic data.


     Phase 2, Assessment. The Y2K Project has completed assessment of internally developed applications, critical devices, vendor applications, suppliers and fiduciaries. Results of these assessments have been given to the Business Areas for further action.

     Phase 3, Fix. The fix phase activities of the Y2K project for mission critical (i.e. those required to deliver energy and energy services to customers reliably and safely) internally developed applications is 100% complete and for critical devices is 100% complete. As part of this phase the customer information and billing system is Y2K ready, and starting in April 1998 the Company has been replacing its PC workstations and software with Y2K-ready equipment and software. As facility maintenance outages occurred, Y2K critical device replacement/modifications were performed. This effort was completed by June 30, 1999. Critical devices are those which are important to the safe and continuous delivery of energy and energy related services to the Company's customers.

      Phase 4, Testing. The Company successfully completed the testing of
mission critical applications, devices, and systems by June 30, 1999.   Testing
included critical systems at RG&E's two major electric power plants, Ginna and Russell Stations. Both plants performed without any difficulties when setting the calendar past 2000. In addition, similar work and testing has been performed on the statewide and on regional power systems so that computer systems important to energy delivery will be ready.

      Phase 5, Contingency Planning. The Company has in place a Business Recovery Plan describing alternative processes and procedures to ensure the integrity of its energy and financial systems. The Business Recovery Plan served as a starting point for Y2K contingency plans. Contingency planning commenced in October 1998 and was completed in June 1999. The Company's most reasonably likely worst case scenario would be the simultaneous loss of energy system monitoring, coupled with the failure of a major energy supplier. The Company's contingency plan provides for backup of its energy monitoring system in the event that its primary system is inoperable. The Company is capable of operating its electric system in the event of a failure of a major electric supplier. A failure from a major gas supplier may impact gas service. The Company will arrange for appropriate staff coverage to manage potential contingencies, as needed. If necessary, the Company would activate established emergency procedures, including procuring additional supply and/or reapportioning the available supply to assist residential customers. The Company has received certificates of compliance from 131 of its 133 critical third parties, including its electric and gas suppliers. Contingency planning efforts have involved participation from all key Company areas. In 1999, two `drills' will be held, in conjunction with other New York State utilities, to test readiness status and procedures for the Year 2000 rollover. The first drill, which tested the ability to effectively respond to simulated conditions involving the loss of primary communications, was successfully completed on April 9, 1999. The second drill is scheduled for September 9, 1999.

      All activities in support of mission critical systems were completed by July 1999, as required by the PSC. Likewise, the Company has met the July 1999 completion criteria set by the NRC for the Company's Ginna facility. While no absolute guarantees of continuous energy delivery can ever be provided, about 200 key personnel will be working a 10-hour shift at RG&E beginning at 10 p.m. December 31 to monitor the rollover to the year 2000 and deal with any problems that might occur.

      Energetix, the Company's wholly owned subsidiary, including its recently acquired Griffith, estimates the cost of making the necessary modifications identified to date to be less than $100,000, 50% of which relate to devices and 50% to applications. The cost represents approximately 50% of the Energetix IT budget, but no major IT projects have been deferred due to Y2K. Most of its systems, personal computers and operating equipment are less than seven years old. Energetix has identified items that are the most vulnerable to the Y2K problem and is in various stages of assessing, fixing and testing those items. These items are expected to be Y2K-ready by the third quarter of 1999, at which time a Scenario Risk Analysis will be completed. Energetix has a Business Recovery Plan, which will serve as the basis for Y2K contingency planning to be
completed by the third quarter of 1999.   Energetix is surveying critical third
parties, independently of the Company, to assess their degree of Y2K readiness and develop contingency plans to ensure the integrity of its operational and financial systems. Energetix will prioritize these critical parties and independently evaluate the most critical of these by various methods, such as mandatory verification of their status or testing transfer of information.

     FINANCING. The Company had no long-term financing during the first half of 1999. Capital requirements during 1999 are anticipated to be satisfied primarily from the combination of internally generated funds and the use of short-term credit arrangements with some external long-term financing possible during the year. The Company may refinance long-term securities obligations depending on prevailing financial market conditions.

     The Company anticipates utilizing its credit agreements and unsecured lines of credit to meet any interim external financing needs prior to issuing any long-term securities. (See Form 10-K for the fiscal year ended December 31, 1998, Item 8. Note 9, Short-Term Debt, regarding the Company's short-term borrowing arrangements and limitations.)

EARNINGS SUMMARY

     The Company reported consolidated earnings of $0.37 per share for the second quarter ended June 30, 1999, unchanged from the earnings per share reported for the same period in 1998. Consolidated earnings for the six-month period ended June 30, 1999 were $1.35 per share compared to $1.32 per share for 1998. Earnings per share results for both periods were positively affected by the Company's share buy-back program that resulted in a reduction in the shares outstanding for the quarter and first six months of this year. Despite favorable revenues, overall earnings were down $.6 million in the second quarter due to the Ginna Plant refueling outage, which resulted in significantly more purchased power costs than last year, and due to the Company's increased reserve for uncollectible accounts by approximately $7.0 million. The external auditors
concurred with the decision.   To a lesser extent, electric rate reductions and
the migration of customers to competitive suppliers further impacted these earnings.

     Year to date results were affected by the same issues previously discussed regarding the second quarter, although the effect of the Ginna Plant refueling outage is greater because it is reflected in both the first and second quarters. Common stock earnings for the six-month comparison period were affected by the lower level of profit realized in the regulated electric segment (see Note 2 of the Notes to Financial Statements) due primarily to the effects of the Ginna Plant refueling shutdown resulting in increased purchased power
costs and reduced sales to other electric utilities.   For further information
regarding operating results see Results of Operations below.

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

       Although under the current regulatory environment the Company does not earn a return on the gas commodity it acquires for distribution, future earnings may also be affected, in part, by the ultimate outcome of implementation of the November 1998 Gas Policy Statement (see Rates and Regulatory Matters). That policy statement concludes that the most effective way to establish a robust competitive gas supply in New York State is for LDCs, such as the Company, to exit the merchant function of acquiring gas, as well as transportation and storage capacity to serve retail customers. LDCs ceased assigning transportation capacity to customers migrating from sales to transportation service by April 1, 1999. The nature and magnitude of the potential impact of these policies will depend on individual negotiations that the Company is undertaking with the PSC Staff and other interested parties on RG&E specific restructuring, as well as a number of Statewide collaborative efforts that will deal with such issues as provider of last resort, reliability, recovery of stranded costs, and market power as the transition is made to a more competitive gas business.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses, comparing the three-month and six-month periods ended June 30, 1999 to the respective three-month and six-month periods ended June 30, 1998.

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

      OPERATING REVENUES AND SALES. In the second quarter total electric sales and related revenues from the Company's regulated electric business were up 1.6% and $10.2 million, respectively. In addition, the Company's gas business also experienced an 18.8% increase in sales and $7.6 million increase in revenues. Sales and revenues for this period compared to last year reflect a one-time accounting adjustment that was recommended by the Company's external auditor to reflect a change in the estimating process for unbilled sales and revenues.
This adjustment increased electric revenues by $7.1 million and increased gas revenues by $6.1 million. In addition, colder weather at the end of this heating season and warmer weather in June contributed to higher sales and revenues when compared to the second quarter of 1998.

      The decline in total electric sales for the first six months of 1999 is primarily due to a reduced capacity to sell power to other electric utilities because of the refueling and in-service inspection outage at the Ginna Plant that began on March 1, 1999 with the plant returning to service on April 26. Electric revenue increased $10.2 million in the second quarter of 1999 and was up $5.9 million for the first six months of 1999 due primarily to increased sales in the second quarter and the accounting adjustment for unbilled revenues discussed above, partially offset by an electric rate decrease and the effect of
customer migration to competitive suppliers.   At June 30, 1999 competitive
electric suppliers, including Energetix, were serving 10% of RG&E's retail load. Beginning on July 1, up to an additional 10% of the Company's regulated electric retail load became eligible to choose competitive suppliers.

      Gas sales from the regulated business during the quarter were up 18.8% from the second quarter of 1998. Likewise, such sales were up 15.8% for the first six months of 1999 compared to the same period a year ago. These increases are primarily due to the effect of 18.6% cooler temperatures during the spaceheating season in the first six months of 1999. The higher gas sales increased gas revenue net of fuel by $10.1 million in the quarter comparison and by $14.9 million in the year-to-date comparison.

      Energetix, the Company's unregulated subsidiary, began formal operations in the first quarter of 1998 and acquired Griffith, as a subsidiary, in August 1998. Griffith's liquid fuels energy business extends beyond RG&E's regulated distribution service territory and provides a platform upon which to develop the unregulated electric and natural gas business. Energetix's total operating revenues were $114.7 million for the first six months of 1999, of which approximately $91 million was from the sale of heating oil, propane and gasoline by Griffith. Energetix and Griffith, on a consolidated basis, had a pre-tax loss of $0.8 million for the second quarter and had pre-tax income of $1.1 million for the six-month period ended June 30, 1999. These results reflect the cyclical effect of the Griffith heating oil business, and the marketing expenses incurred to build a successful unregulated electric and natural gas business in an open and competitive market.


     OPERATING EXPENSES. Higher fuel expenses reflect primarily the effect of a maintenance shutdown of the Ginna Plant, lower generation at Russell Station due to a derating, low water-flow rates that limited production at hydro facilities and the shutdown of Beebee Station, requiring higher cost purchases of electricity. Purchased electricity expenses were higher than 1998 by $8.4 million in the second quarter and $15.7 million for the first six months of the year. Non-fuel O&M expenses for the regulated businesses increased $7.8 million in the second quarter, driven by the increase in the Company's reserve for uncollectible accounts discussed above and a one-time charge of $1.6 million for the recognition of certain Year 2000 costs associated with the regulated gas business. For the first six months of 1999, non-fuel O&M expense was up $4.3 million largely for the reasons discussed above.

     Unregulated non-fuel O&M reflects primarily payroll expenses, fleet expenses for Griffith, and general and administrative expenses in both periods.

     Depreciation expense in both comparison periods was affected by a planned one-time incremental charge of $2.1 million associated with the closing of Beebee Station on April 30.

     Local, State and other taxes declined in both comparison periods reflecting the impact of lower revenues and lower tax rates for State and local revenue taxes and lower property taxes due to decreased assessments partially offset by higher unbilled revenue taxes resulting from an increase in unbilled revenues. The differences in Federal income tax reflect differences in pre-tax earnings in both comparison periods and, for the six-month comparison period, the settlement of audits in the first quarter of 1998.

      OTHER STATEMENT OF INCOME ITEMS. The changes in Other Income and Deductions, Other-net (about $5 million in both comparison periods) reflect mainly the recognition of income in 1998 due to the elimination of certain pension deferred credits and Nine Mile Two operating and maintenance expenses in accordance with the Competitive Opportunities settlement, partially offset by carrying charges related to deferral of Kamine facility costs in 1999.

      The increases in interest charges reflect mainly an increase, in both comparison periods, of approximately $140 million in long-term debt outstanding, resulting mainly from the Kamine settlement and the acquisition of Griffith by Energetix. Interest from unregulated operations increased $0.5 million for the quarter and $1.1 million for the year-to-date comparison periods.

DIVIDEND POLICY

     On June 16, 1999, the Board of Directors authorized a common stock dividend of $.45 per share, which was paid on July 24, 1999 to shareholders of record on July 2, 1999. The level of future cash dividend payments on Common Stock will be dependent upon the Company's future earnings, its financial requirements, and other factors. The Company's Certificate of Incorporation provides for the payment of dividends on Common Stock out of the surplus net profits (retained earnings) of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.

The Company is exposed to interest rate and commodity price risks.

     The interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt.
The Company manages its interest rate risk through the issuance of fixed-rate debt with varying maturities and through economic refundings of debt through optional redemptions. A portion of the Company's long-term debt consists of long-term Promissory Notes, the interest component of which resets on a periodic basis reflecting current market conditions. The Company was not participating in any derivative financial instruments for managing interest rate risks as of June 30, 1999 or December 31, 1998.

     The commodity price risk relates to natural gas in storage and other petroleum-related products used for resale to customers. The Company primarily enters into forward contracts for natural gas through its gas broker. In addition, Griffith enters into various exchange-traded futures and option contracts and over-the-counter contracts with third parties. The commodity instruments are designated at the inception as a hedge where there is a direct relationship to the price risk associated with the Company's inventory or future purchases and sales of commodities used in the Company's operations. At June 30, 1999 and December 31, 1998 neither the fair value of the contracts outstanding nor potential, near-term contract losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of the Company.

     For information about the Company's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see Item 8, of the 1998 Form 10-K under "Financial/Commodity Instruments" in Note 1 of the Notes to Financial Statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Reference is made to "Company-Owned Waste Site Activities" and "Manufactured Gas Sites" in Part I, Item 3, Legal Proceedings in the 1998 Form 10-K.

      In June, 1999, the Company was named as a codefendant in a legal action brought by a party who purchased a portion of its Ambrose Yard property. The party has claimed that the Company's historic activities on the property resulted in the presence of residual contaminants that have adversely impacted the party's use of the property. The Company is just beginning to investigate the claim and does not know whether the claim has any merit. There is insufficient information available at this time to predict the economic impact of the claim on the Company.

      The Company and its predecessors formerly owned and operated five manufactured gas facilities. At one site, located in the Rochester area known as East Station, the Company previously reported that a supplemental remedial investigation and feasibility study was expected to be completed in early 1999. The study is now expected to be completed in the third quarter of 1999.

      For further information on Legal Proceedings reference is made to Note 3 of the Notes to Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits:  See Exhibit Index below.


 (b)  Reports on Form 8-K:

       No reports of Form 8-K were filed during the quarter.


                                 EXHIBIT INDEX


Exhibit 10     Supplemental Executive Retirement Plan dated as of July 1, 1999
Exhibit 27     Financial Data Schedule pursuant to Item 601 (c) of
               Regulation S-K.

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


                                ROCHESTER GAS AND ELECTRIC CORPORATION
                                --------------------------------------
                                              (Registrant)



Date: August 16, 1999        By         /s/    J.B. STOKES
                                --------------------------------------
                                           J. Burt Stokes
                                Senior Vice President, Corporate Services
                                      and Chief Financial Officer





Date: August 16, 1999        By        /s/  WILLIAM J. REDDY
                                 --------------------------------------
                                            William J. Reddy
                                     Vice President and Controller