Form 10-Q
period 2000-03-31
ROCHESTER GAS & ELECTRIC CORP; RGS ENERGY GROUP INC
filed 2000-05-11
CIK 84557, 1073353

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                   ----------------

                                    OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _____________

Commission     Registrant, State of Incorporation      I.R.S. Employer
File Number    Address and Telephone Number            Identification No.
-----------    ----------------------------            ------------------
0-30338        RGS Energy Group, Inc.                   16-1558410
               (Incorporated in New York)
               Rochester, NY  14649
               Telephone (716)771-4444

1-672          Rochester Gas and Electric Corporation   16-0612110
               (Incorporated in New York)
               Rochester, NY  14649
               Telephone (716)546-2700

  Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X        No  ___
                        -

  As of the close of business on April 30, 2000, (i) RGS Energy Group, Inc. ("RGS") had outstanding 35,487,513 shares of Common Stock ($.01 par value) and,
(ii) all of the outstanding shares of Common Stock ($5 par value) of Rochester Gas and Electric Corporation ("RG&E")were held by RGS.

  RG&E meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore, filing this form with the reduced disclosure format pursuant to General Instructions (H)(2).

                                       2
                                     INDEX

                                                                        Page No.
PART I - FINANCIAL INFORMATION

RGS Energy Group, Inc.
   Consolidated Balance Sheet - March 31, 2000 and
    December 31, 1999................................................        1-2

   Consolidated Statement of Income - Three Months Ended
   March 31, 2000 and 1999...........................................          3

   Consolidated Statement of Cash Flows - Three Months
    Ended March 31, 2000 and 1999....................................          4

Rochester Gas and Electric Corporation
  Balance Sheet - March 31, 2000 and December 31, 1999...............        5-6

  Statement of Income - Three Months Ended
   March 31, 2000 and 1999...........................................          7

  Statement of Cash Flows - Three Months Ended
       March 31, 2000 and 1999.......................................          8


 Notes to Financial Statements.......................................       9-13

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations..............................      13-23

 Quantitative and Qualitative Disclosures About
   Market Risk.......................................................      23-24

PART II - OTHER INFORMATION

 Legal Proceedings...................................................      24-26

 Submission of Matters to a Vote of Security Holders.................         26

 Exhibits and Reports on Form 8-K....................................         26

 Signatures..........................................................         27

                                 _____________

Filing Format

This Quarterly report on Form 10-Q is a combined quarterly report being filed by two different registrants: RGS and RG&E. RGS became the holding company for RG&E on August 2, 1999. Except where the content clearly indicates otherwise, any references in this report to "RGS" includes all subsidiaries of RGS including RG&E. RG&E makes no representation as to the information contained in this report in relation to RGS and its subsidiaries other than RG&E.

                                       3
                          Abbreviations and Glossary

Company or RGS                RGS Energy Group, Inc., a holding company formed August 2,
                              1999, which is the parent company of Rochester Gas and
                              Electric Corporation, RGS Development Corporation and
                              Energetix, Inc.

CWIP                          Construction work-in progress

RGS DEVELOPMENT               RGS Development Corporation, a wholly-owned subsidiary of
                              the Company

EITF                          Emerging Issues Task Force

Energetix                     Energetix, Inc., a wholly-owned subsidiary of the Company

Energy Choice                 A competitive electric retail access program of RG&E being phased- in over a period ending July, 2001.

FERC                          Federal Energy Regulatory Commission

Ginna Plant                   Ginna Nuclear Plant wholly owned by RG&E

Griffith                      Griffith Oil Company, Inc., an oil, gasoline and propane
                              distribution company acquired by Energetix in 1998

ISO                           Independent System Operator

LDC                           Local Distribution Company

Nine Mile Two                 Nine Mile Point Nuclear Plant Unit No. 2 of which RG&E owns a 14% share

NOI                           Notice of Inquiry

NOPR                          Notice of Proposed Rulemaking

NRC                           Nuclear Regulatory Commission

NYISO                         New York Independent System Operator

NYNOC                         New York Nuclear Operating Company

O&M                           Operation and Maintenance

PSC                           New York State Public Service Commission

RG&E                          Rochester Gas and Electric Corporation, a wholly-owned
                              subsidiary of RGS

SEC                           Securities and Exchange Commission

Settlement                    Competitive Opportunities Case Settlement among RG&E, PSC
                              and other parties which provides the framework for the
                              development of competition in the electric energy
                              marketplace through June 30, 2002

SFAS                          Statement of Financial Accounting Standards

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM1. FINANCIAL STATEMENTS



                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)


                                                                            March 31,           December 31,
                                                                              2000                  1999
Assets                                                                     (Unaudited)
------------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                  $2,427,860              $2,399,532
Gas                                                                          458,734                 453,634
Common                                                                       133,099                 130,118
Nuclear                                                                      276,471                 270,447
                                                                           ---------               ---------
                                                                           3,296,164               3,253,731
Less:  Accumulated depreciation                                            1,679,900               1,636,955
       Nuclear fuel amortization                                             243,395                 239,243
                                                                           ---------               ---------
                                                                           1,372,869               1,377,533
Construction work in progress                                                 95,230                  95,862
                                                                           ---------               ---------
           Net Utility Plant                                               1,468,099               1,473,395
                                                                           ---------               ---------

Current Assets
Cash and cash equivalents                                                     27,758                   8,288
Accounts receivable, net of allowance for doubtful accounts:
  2000 - $34,001; 1999 - $34,026                                              98,307                  90,239
Unbilled revenue receivable                                                   56,841                  58,005
Materials, supplies and fuels                                                 20,532                  38,206
Prepayments                                                                   32,458                  24,576
Other current assets                                                             645                     523
                                                                           ---------               ---------
           Total Current Assets                                              236,541                 219,837
                                                                           ---------               ---------

Intangible Assets
Goodwill, net                                                                 13,093                  13,894
Other Intangible Assets                                                       11,152                   7,338
                                                                           ---------               ---------
           Total Intangible Assets                                            24,245                  21,232
                                                                           ---------               ---------

Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                                227,189                 220,815
Nine Mile Two deferred costs                                                  27,944                  28,206
Unamortized debt expense                                                      17,716                  17,984
Other deferred debits                                                         12,916                  13,137
Regulatory assets                                                            445,869                 466,231
Other assets                                                                   1,382                   2,037
                                                                           ---------               ---------
           Total Deferred Debits and Other Assets                            733,016                 748,410
                                                                           ---------               ---------
           Total Assets                                                   $2,461,901              $2,462,874
                                                                           ---------               ---------

                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)


                                                                                     March 31,            December 31,
                                                                                       2000                   1999
Capitalization and Liabilities                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                                     $  580,087              $  580,070
               - promissory notes                                                      236,620                 235,395
Preferred stock redeemable at option of Company                                         47,000                  47,000
Preferred stock subject to mandatory redemption                                         25,000                  25,000
Common shareholders' equity
Common stock
  Authorized 100,000,000 shares; 38,885,813 shares
  issued at March 31, 2000 and at December 31, 1999                                    700,803                 700,268
Retained earnings                                                                      175,602                 153,186
                                                                                    ----------              ----------
                                                                                       876,405                 853,454
  Less: Treasury stock at cost (3,320,400 shares at March 31, 2000
              and 2,942,600 shares at December 31, 1999)                                91,089                  83,252
                                                                                    ----------              ----------
           Total Common Shareholders' Equity                                           785,316                 770,202
                                                                                    ----------              ----------
           Total Capitalization                                                      1,674,023               1,657,667
                                                                                    ----------              ----------

Long Term Liabilities
  Nuclear waste disposal                                                                93,011                  91,743
  Uranium enrichment decommissioning                                                    11,027                  10,911
  Site remediation                                                                      23,884                  23,698
                                                                                    ----------              ----------
                                                                                       127,922                 126,352
                                                                                    ----------              ----------

Current Liabilities
Long term debt due within one year                                                       7,972                  37,643
Short term debt                                                                         10,000                  10,500
Accounts payable                                                                        55,404                  54,221
Dividends payable                                                                       16,926                  17,078
Equal payment plan                                                                           -                  10,529
Other                                                                                   73,423                  39,385
                                                                                    ----------              ----------
           Total Current Liabilities                                                   163,725                 169,356
                                                                                    ----------              ----------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                      311,376                 318,694
Pension costs accrued                                                                   44,164                  48,628
Kamine deferred costs                                                                   57,008                  58,738
Post employment benefits                                                                50,388                  48,653
Other                                                                                   33,295                  34,786
                                                                                    ----------              ----------
           Total Deferred Credits and Other Liabilities                                496,231                 509,499
                                                                                    ----------              ----------

Commitments and Other Matters                                                                -                       -
                                                                                    ----------              ----------

           Total Capitalization and Liabilities                                     $2,461,901              $2,462,874
                                                                                    ----------              ----------

The accompanying notes are an integral part of the financial statements.

                             RGS Energy Group Inc.
                       Consolidated Statement of Income

                            (Thousands of dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                              2000              1999
                                                                           ----------        ---------
Operating Revenues
  Electric                                                                  $179,784          $164,671
  Gas                                                                        119,568           117,373
  Other                                                                       86,498            44,047
                                                                            --------          --------
    Total Operating Revenues                                                 385,850           326,091

Fuel Expenses
  Fuel for electric generation                                                10,963            11,518
  Purchased electricity                                                       18,215            12,757
  Gas purchased for resale                                                    63,937            60,721
  Other fuel expenses                                                         75,788            34,316
                                                                            --------          --------
    Total Fuel Expenses                                                      168,903           119,312
                                                                            --------          --------
Operating Revenues Less Fuel Expenses                                        216,947           206,779

Other Operating Expenses
  Operations and maintenance excluding fuel                                   70,517            65,754
  Unregulated operating and maintenance expenses excluding fuel                7,385             6,669
  Depreciation and amortization                                               28,995            29,141
  Taxes - state, local & other                                                30,167            31,355
  Federal income tax                                                          26,202            23,862
                                                                            --------          --------
    Total Other Operating Expenses                                           163,266           156,781
                                                                            --------          --------
Operating Income                                                              53,681            49,998

Other (Income) & Deductions
  Allowance for other funds used during construction                            (191)             (228)
  Federal income tax                                                             470               518
  Other - net                                                                 (1,175)           (1,570)
                                                                            --------          --------
    Total Other (Income) & Deductions                                           (896)           (1,280)
                                                                            --------          --------
Income Before Interest Charges                                                54,577            51,278

Interest Charges
  Long term debt                                                              14,465            13,150
  Other - net                                                                  1,076             1,232
  Allowance for borrowed funds used during construction                         (306)             (366)
                                                                            --------          --------
    Total Interest Charges                                                    15,235            14,016
                                                                            --------          --------
Dividends on Preferred Stock                                                     925             1,116
                                                                            --------          --------
Net Income Applicable to Common Stock                                         38,417            36,146
                                                                            --------          --------
Average Number of Common Shares (000's)
    Common Stock                                                              35,783            37,249
    Common Stock and Equivalents                                              35,803            37,360

Earnings per Common Share - Basic                                           $   1.07          $   0.97
Earnings per Common Share - Diluted                                         $   1.07          $   0.97
Cash Dividends Paid per Common Share                                        $   0.45          $   0.45

The accompanying notes are an integral part of the financial statements.

                            RGS ENERGY GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                     Three Months Ended
(Thousands of Dollars)                                                                    March 31,
---------------------------------------------------------------------------------------------------------
                                                                                     2000          1999
                                                                                  ---------     ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                         $ 39,342      $ 37,262
Adjustments to reconcile net income to net cash provided
     from operating activities:
Depreciation & amortization                                                          33,380        32,771
Deferred recoverable fuel costs                                                      15,242        13,535
Income taxes deferred                                                                (3,348)          115
Allowance for funds used during construction                                           (497)         (594)
Unbilled revenue                                                                      1,164         6,700
Post employment benefit/pension costs                                                 1,525         6,299
Provision for doubtful accounts                                                         (25)           23
Changes in certain current assets and liabilities:
     Accounts receivable                                                             (8,043)      (29,184)
     Materials, supplies and fuels                                                   17,674        22,717
     Taxes accrued                                                                    2,804         5,736
     Payroll accrued                                                                   (907)            -
     Accounts payable                                                                 1,183        20,678
     Other current assets and liabilities, net                                       24,037        14,870
Other, net                                                                           (6,622)      (10,918)
                                                                                   --------      --------
        Total Operating                                                             116,909       120,010
                                                                                   --------      --------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                      (26,771)      (29,924)
Nuclear generating plant decommissioning fund                                        (5,136)       (2,571)
Acquisitions, net of cash                                                            (1,296)            -
Other, net                                                                                2           174
                                                                                   --------      --------
        Total Investing                                                             (33,201)      (32,321)
                                                                                   --------      --------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from short term borrowings, net                                               (500)      (46,960)
Retirement of long term debt                                                        (30,000)            -
Repayment of promissory notes                                                          (919)         (347)
Dividends paid on preferred stock                                                      (925)       (1,116)
Dividends paid on common stock                                                      (16,153)      (16,820)
Payment for treasury stock                                                           (7,837)      (10,541)
Equal Payment Plan                                                                  (10,529)      (11,025)
Other, net                                                                            2,625          (227)
                                                                                   --------      --------
        Total Financing                                                             (64,238)      (87,036)
                                                                                   --------      --------
        Increase in cash and cash equivalents                                        19,470           653
        Cash and cash equivalents at beginning of period                              8,288         6,523
                                                                                   --------      --------
        Cash and cash equivalents at end of period                                 $ 27,758      $  7,176
                                                                                   --------      --------

The accompanying notes are an integral part of the financial statements

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)


                                                                           March 31,           December 31,
                                                                             2000                  1999
Assets                                                                    (Unaudited)
-----------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                   $2,427,860             $2,399,532
Gas                                                                           458,734                453,634
Common                                                                        109,728                107,469
Nuclear                                                                       276,471                270,447
                                                                           ----------             ----------
                                                                            3,272,793              3,231,082
Less:  Accumulated depreciation                                             1,676,764              1,634,334
       Nuclear fuel amortization                                              243,395                239,243
                                                                           ----------             ----------
                                                                            1,352,634              1,357,505
Construction work in progress                                                  95,230                 95,862
                                                                           ----------             ----------
       Net Utility Plant                                                    1,447,864              1,453,367
                                                                           ----------             ----------

Current Assets
Cash and cash equivalents                                                      28,663                  6,443
Accounts receivable, net of allowance for doubtful accounts:
  2000 - $33,378; 1999 - $33,365                                               76,052                 70,388
Affiliate receivable                                                           17,248                 13,197
Unbilled revenue receivable                                                    51,301                 55,661
Materials, supplies and fuels                                                  15,090                 33,378
Prepayments                                                                    32,178                 23,294
Other current assets                                                            1,245                    145
                                                                           ----------             ----------
       Total Current Assets                                                   221,777                202,506
                                                                           ----------             ----------

Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                                 227,189                220,815
Nine Mile Two deferred costs                                                   27,944                 28,206
Unamortized debt expense                                                       17,716                 17,984
Other deferred debits                                                          12,915                 13,760
Regulatory assets                                                             445,869                466,231
                                                                           ----------             ----------
       Total Deferred Debits and Other Assets                                 731,633                746,996
                                                                           ----------             ----------
       Total Assets                                                        $2,401,274             $2,402,869
                                                                           ==========             ==========

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)

                                                                                March 31,            December 31,
                                                                                  2000                   1999
Capitalization and Liabilities                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                                 $  580,087             $  580,070
               - promissory notes                                                  215,011                215,930
Preferred stock redeemable at option of Company                                     47,000                 47,000
Preferred stock subject to mandatory redemption                                     25,000                 25,000
Common shareholders' equity
  Authorized 50,000,000 shares; 38,885,813 shares
  issued at March 31, 2000 and at December 31, 1999                                700,803                700,268
  Retained earnings                                                                159,334                137,854
                                                                                ----------             ----------
                                                                                   860,137                838,122
  Less: Treasury stock at cost (3,320,400 shares at March 31, 2000
              and 2,942,600 shares at December 31, 1999)                            91,089                 83,252
                                                                                ----------             ----------
           Total Common Shareholders' Equity                                       769,048                754,870
                                                                                ----------             ----------
           Total Capitalization                                                  1,636,146              1,622,870
                                                                                ----------             ----------

Long Term Liabilities
  Nuclear waste disposal                                                            93,011                 91,743
  Uranium enrichment decommissioning                                                11,027                 10,911
  Site remediation                                                                  22,357                 22,357
                                                                                ----------             ----------
                                                                                   126,395                125,011
                                                                                ----------             ----------

Current Liabilities
Long term debt due within one year                                                   3,781                 33,781
Accounts payable                                                                    45,740                 42,263
Affiliate payable                                                                   14,064                 12,961
Dividends payable                                                                   16,926                 17,078
Equal payment plan                                                                       -                 10,529
Other                                                                               64,957                 33,243
                                                                                ----------             ----------
           Total Current Liabilities                                               145,468                149,855
                                                                                ----------             ----------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                  308,742                314,683
Pension costs accrued                                                               44,164                 48,628
Kamine deferred costs                                                               57,008                 58,738
Post employment benefits                                                            50,388                 48,653
Other                                                                               32,963                 34,431
                                                                                ----------             ----------
           Total Deferred Credits and Other Liabilities                            493,265                505,133
                                                                                ----------             ----------

Commitments and Other Matters                                                            -                      -
                                                                                ----------             ----------

           Total Capitalization and Liabilities                                 $2,401,274             $2,402,869
                                                                                ----------             ----------

The accompanying notes are an integral part of the financial statements.

                    Rochester Gas and Electric Corporation
                              Statement of Income

                            (Thousands of dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                           For the Three Months Ended
                                                                                     March 31,
                                                                               2000           1999
                                                                            ---------      ---------
Operating Revenues
  Electric                                                                   $176,708       $164,671
  Gas                                                                         114,143        117,373
  Other                                                                             -         44,047
                                                                             --------       --------
    Total Operating Revenues                                                  290,851        326,091

Fuel Expenses
  Fuel for electric generation                                                 10,963         11,518
  Purchased electricity                                                        16,163         12,757
  Gas purchased for resale                                                     59,238         60,721
  Other fuel expenses                                                               -         34,316
                                                                             --------       --------
    Total Fuel Expenses                                                        86,364        119,312
                                                                             --------       --------
Operating Revenues Less Fuel Expenses                                         204,487        206,779
Other Operating Expenses
  Operations and maintenance excluding fuel                                    70,517         65,754
  Unregulated operating and maintenance expenses excluding fuel                     -          6,669
  Depreciation and amortization                                                28,060         29,141
  Taxes - state, local & other                                                 28,584         31,355
  Federal income tax                                                           25,145         23,862
                                                                             --------       --------
    Total Other Operating Expenses                                            152,306        156,781
                                                                             --------       --------
Operating Income                                                               52,181         49,998

Other (Income) & Deductions
  Allowance for other funds used during construction                             (191)          (228)
  Federal income tax                                                              417            518
  Other - net                                                                  (1,042)        (1,570)
                                                                             --------       --------
    Total Other (Income) & Deductions                                            (816)        (1,280)
                                                                             --------       --------
Income Before Interest Charges                                                 52,997         51,278

Interest Charges
  Long term debt                                                               14,096         13,150
  Other - net                                                                     864          1,232
  Allowance for borrowed funds used during construction                          (306)          (366)
                                                                             --------       --------
    Total Interest Charges                                                     14,654         14,016
                                                                             --------       --------
Net Income                                                                     38,343         37,262
                                                                             --------       --------
Dividends on Preferred Stock                                                      925          1,116
                                                                             --------       --------
Net Income Applicable to Common Stock                                          37,418         36,146
                                                                             --------       --------
Average Number of Common Shares (000's)
    Common Stock                                                               35,783         37,249

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                 Three Months Ended
(Thousands of Dollars)                                                                 March 31,
-------------------------------------------------------------------------------------------------------
                                                                                 2000              1999
                                                                             --------          --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                   $ 38,343            37,262
Adjustments to reconcile net income to net cash provided
     from operating activities:
Depreciation & amortization                                                    32,428            32,771
Deferred recoverable fuel costs                                                15,242            13,535
Income taxes deferred                                                          (1,970)              115
Allowance for funds used during construction                                     (497)             (594)
Unbilled revenue                                                                4,360             6,700
Post employment benefit/pension costs                                           1,525             6,299
Provision for doubtful accounts                                                    13                23
Changes in certain current assets and liabilities:
     Accounts receivable                                                       (9,729)          (29,184)
     Materials, supplies and fuels                                             18,288            22,717
     Taxes accrued                                                              4,028             5,736
     Payroll accrued                                                              (45)                -
     Accounts payable                                                           4,580            20,678
     Other current assets and liabilities, net                                 18,809            14,870
Other, net                                                                     (4,988)          (10,918)
                                                                             --------          --------
          Total Operating                                                     120,387           120,010
                                                                             --------          --------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                (26,345)          (29,924)
Nuclear generating plant decommissioning fund                                  (5,136)           (2,571)
Other, net                                                                       (475)              174
                                                                             --------          --------
          Total Investing                                                     (31,956)          (32,321)
                                                                             --------          --------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from short term borrowings, net                                            -           (46,960)
Retirement of long term debt                                                  (30,000)                -
Repayment of promissory notes                                                    (919)             (347)
Dividends paid on preferred stock                                                (925)           (1,116)
Dividends paid on common stock                                                (16,153)          (16,820)
Payment for treasury stock                                                     (7,837)          (10,541)
Equal payment plan                                                            (10,529)          (11,025)
Other, net                                                                        152              (227)
                                                                             --------          --------
          Total Financing                                                     (66,211)          (87,036)
                                                                             --------          --------
          Increase in cash and cash equivalents                                22,220               653
          Cash and cash equivalents at beginning of period                      6,443             6,523
                                                                             --------          --------
          Cash and cash equivalents at end of period                         $ 28,663          $  7,176
                                                                             ========          ========

The accompanying notes are an integral part of the financial statements.

RGS ENERGY GROUP, INC.
ROCHESTER GAS AND ELECTRIC CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1:  GENERAL

    Holding Company Formation. On August 2, 1999, RG&E was reorganized into a holding company structure in accordance with the Agreement and Plan of Exchange between RG&E and RGS. RG&E's common stock was exchanged on a share-for-share basis for the common stock of RGS. RG&E's preferred stock was not exchanged as part of the share exchange and will continue as shares of RG&E.

   Basis of Presentation. This Quarterly Report on Form 10-Q is a combined report of RGS Energy and RG&E, a regulated Electric and Gas subsidiary. The Notes to Financial Statements apply to both RGS Energy and RG&E. RGS's Consolidated Financial Statements include the accounts of RGS and its wholly owned subsidiaries, including RG&E, and two non-utility subsidiaries, RGS Development and Energetix. RGS's prior period consolidated financial statements have been prepared from RG&E's prior period consolidated financial statements, except that accounts have been reclassified to reflect RGS's structure. RGS and RG&E, in the opinion of management, have included adjustments (which include normal recurring adjustments) which are necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Moreover, the results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the RGS and RG&E combined Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2.  OPERATING SEGMENT FINANCIAL INFORMATION

     Under SFAS-131, Disclosures about Segments of an Enterprise and Related Information, information pertaining to operating segments is required to be reported. Upon adoption of SFAS-131, the Company identified three operating segments, driven by the types of products and services offered and regulatory environment under which the Company primarily operates. The three segments of RGS are Regulated Electric, Regulated Gas, and Unregulated. The Regulated segments' financial records are maintained in accordance with generally accepted accounting principles (GAAP) and Public Service Commission (PSC) accounting policies. The Unregulated segment's financial records are maintained in accordance with GAAP.

                   For the Three Months Ended March 31, 2000

                                               Regulated           Regulated
                                               Electric               Gas              Unregulated
                                               --------            ---------           -----------
(thousands of dollars)                     2000      1999      2000       1999      2000         1999
----------------------                   --------  --------  --------   --------  --------     --------
Operating Income                         $ 34,298  $ 27,987  $ 17,883   $ 20,509  $  1,474     $  1,517
Revenues - External Customers             176,708   164,088   114,143    115,801   111,892       56,076
Revenues - Intersegment Transactions       16,893     9,696        --        178        --           --

The operations of RGS Development Corporation and Energyline are included in Other (Income) and Deductions in the RGS Energy Group, Inc. Consolidated Statement of Income. The total amount of the revenues identified by operating segment do not equal the total Company consolidated amounts as shown in the RGS Consolidated Statement of Income. This is due to the elimination of certain intersegment revenues during consolidation. A reconciliation follows:

                                           For the Three Months
                                              Ended March 31

Revenues                                     2000       1999
                                           --------   --------
Regulated Electric                         $176,708   $164,088
Regulated Gas                               114,143    115,801
Unregulated                                 111,892     56,076
                                           --------   --------
  Total                                     402,743    335,965
Reported on RGS Consolidated
   Income Statement                         385,850    326,091

Difference to reconcile                      16,893      9,874

Intersegment Revenue
   Regulated Electric from Unregulated       16,893      9,696
   Regulated Gas from Unregulated                 -        178
                                           --------   --------
      Total Intersegment                     16,893      9,874


Note 3.  COMMITMENTS AND OTHER MATTERS

     The following matters supplement the information contained in Note 10 to the financial statements included in the RGS and RG&E combined Annual Report on Form 10-K for the year ended December 31, 1999 and should be read in conjunction with the material contained in that Note.

REGULATORY ASSETS

     With PSC approval RG&E has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71, Accounting for the Effects of Certain Types of Regulation. These deferred costs are shown as Regulatory Assets on the Company's and RG&E's Balance Sheets. Such cost deferral is appropriate under traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. In a purely competitive pricing environment, such costs might not have been incurred and could not have been deferred. Accordingly, if RG&E was no longer allowed to defer some or a portion of these costs under SFAS-71, these assets would be adjusted accordingly, up to and including the entire amount being written off.

     Below is a summarization of the Regulatory Assets as of March 31, 2000 and December 31, 1999:

                                                              Millions of Dollars

                                                         Mar. 31, 2000     Dec. 31, 1999
                                                         -------------     -------------
          Kamine Settlement                                     $185.6            $187.5
          Income Taxes                                           125.5             129.5
          Oswego Plant Sale                                       77.7              78.6
          Deferred Environmental SIR costs                        20.5              20.5
          Uranium Enrichment Decommissioning Deferral             13.6              13.9
          Storm Costs                                              8.7               8.5
          Other, net                                              14.3              27.7
                                                                ------            ------

          Total - Regulatory Assets                             $445.9            $466.2
                                                                ======            ======

     See the combined 1999 Form 10-K of RGS and RG&E, Item 8, Note 10 of the Notes to financial Statements, "Regulatory Matters" for a description of the Regulatory Assets shown above.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. An example includes high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at March 31, 2000 depends on market prices and the competitive market in New York State which is subject to continuing changes that are not yet determinable, but the amount could be significant. Strandable assets, if any, could be written down for impairment of recovery based on SFAS-121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires write-down of long-lived assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be recoverable.

     In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on RG&E for full service, leaving RG&E with surplus pipeline and storage capacity, as well as natural gas supplies under contract. RG&E has been restructuring its transportation, storage and supply portfolio to reduce its potential exposure to strandable assets. Regulatory developments referred to under "Gas Cost Recovery" below, may affect this exposure; but whether and to what extent there may be an impact on the level and recoverability of strandable assets cannot be determined at this time.

     At March 31, 2000 RG&E believes that its regulatory assets are probable of recovery. The Settlement in the Competitive Opportunities Proceeding does not impair the opportunity of RG&E to recover its investment in these assets. However, the PSC issued an Opinion and Order Instituting Further Inquiry on March 20, 1998 to address issues surrounding nuclear generation. The initial meeting in this Inquiry was held in January 1999. RG&E is unable to determine when this proceeding may conclude (see PSC Proceeding on Nuclear Generation under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations). The ultimate determination in this proceeding or any proceeding to consider RG&E's proposed purchase of nuclear plants as discussed under "Nuclear-Related Matters" could have an impact on strandable assets and the recovery of nuclear costs.

NUCLEAR-RELATED MATTERS

     NINE MILE NUCLEAR PLANTS. On June 24, 1999, Niagara Mohawk and New York State Electric and Gas (NYSEG) announced their intention to sell their interests in the Nine Mile One and Nine Mile Two nuclear plants to AmerGen Energy Company, L.L.C. (AmerGen), a joint venture of PECO Energy of Philadelphia and British Energy. Niagara Mohawk owns 41 percent of Nine Mile Two and 100 percent of Nine Mile One and NYSEG owns 18 percent of Nine Mile Two.

     RG&E's 14 percent interest in Nine Mile Two was not included in the proposal but RG&E has a right of first refusal to buy the plants on terms at least as favorable as those offered, assuming the transaction were to proceed as proposed. RG&E exercised its right of first refusal but in the ensuing discussions with the PSC staff it became clear that the transaction on the terms proposed would not be approved by the PSC.

     On April 25, the PSC issued an order that allows NYSEG and Niagara Mohawk to withdraw their petition to sell their interests in the Nine Mile plants to AmerGen. The order concludes that Nine Mile's market value is "greatly in excess of the original AmerGen purchase price" and that multiple bidders are now interested in the Nine Mile plants. The order also concludes that "...failure for the utilities to determine the market value of the Nine Mile facilities at this time, through an open process, would raise serious prudence questions". With respect to stranded costs, the PSC order indicates that stranded costs cannot be finally quantified "until the disposition of the plants by the utilities is decided." The PSC's order does, however, observe (1) that a sale would be considered within its policy of separating generation from transmission and distribution, (2) that a sale at current market values would constitute appropriate mitigation of stranded costs and (3) that ratemaking treatment of a sale would be resolved in accordance with each company's competitive opportunities/restructuring order taking into account reduced risk and corollary divestiture effects.

     Discussions with the staff of the PSC and Nine Mile Two co-owners regarding the process by which their interests might be offered for sale and the regulatory impact thereof continue but RG&E is unable to predict the ultimate outcome.

     URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND. On June 12, 1998, 16 electric utilities from across the country, including RG&E, filed multi-count complaints against the United States government in the United States District Court for the Southern District of New York. The suits challenge the constitutionality of a $2.25 billion retroactive assessment imposed by the federal government on domestic nuclear power companies to pay for the clean up of the federal government's three uranium enrichment plants. The Government has moved to dismiss the utilities' complaints. A decision on the Government's motion is expected soon. Similar cases brought in the Federal Court of Claims have been dismissed.

ENVIRONMENTAL MATTERS

     NEW YORK INITIATIVES. The New York Attorney General (NYAG) sent a letter to certain New York utilities in October, 1999 requesting historic information regarding certain upgrades, modifications and maintenance activities at coal fired power plants under their control. RG&E received such a letter requesting data covering a period back to 1977 for its Russell and (the now closed) Beebee Stations. The letter suggests that those upgrades, modifications and improvements may have required permission from the NYSDEC prior to their occurrence. In order to assume legal control over the issue, the NYSDEC issued subpoenas on January 13, 2000 to RG&E and the other NYAG letter recipients (with the exception of one who had already supplied data to the NYAG) commanding production of documents including, but not limited to, those requested by the NYAG's October, 1999 information request. RG&E completed its information collection activities and provided the requisite response by the March 1 deadline. NYSDEC is continuing its investigation (including reviewing the documents submitted by the letter recipients) in an effort to determine whether it believes any violations have occurred. RG&E cannot yet assess the potential impact of this initiative on company operations.

     Also in October 1999, the Governor of New York directed NYSDEC to require electric generators to further reduce acid rain-causing emissions. The governor's proposal suggests extending the existing NOx control program under which RG&E's Russell Station operates to a year-round program (it is currently in effect only for the five-month ozone season). In addition, the governor is also proposing that there be a targeted reduction of some 50% in SO2 emissions below the existing Acid Rain Phase II limits. The State emission reductions would be phased-in beginning January 1, 2003 and be complete by January 1, 2007. Since this is only a proposed change, and subject to review, comment and modification, no accurate estimate of its economic impact on RG&E can be made at this time.

OTHER MATTERS

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

     RG&E's application of the EITF 97-4 consensus has not affected its financial position or results of operations because any above-market generation costs, regulatory assets and regulatory liabilities associated with the generation portion of its business will be recovered by the regulated portion of RG&E through its distribution rates, given the Settlement provisions. The Settlement provides for recovery of all prudently incurred sunk costs (all investment in electric plant and electric regulatory assets) as of March 1, 1997 by inclusion in rates charged pursuant to RG&E's distribution access tariff. The Settlement also states that "the Parties intend that the provisions of this Settlement will allow RG&E to continue to recover such costs, during the term of the Settlement, under SFAS-71", and that "such treatment shall be consistent with the principle that RG&E shall have a reasonable opportunity beyond July 1, 2002 to recover all such costs". The fixed portion of the non-nuclear generation to-go costs after November 1, 2000 (the date RG&E currently expects to discontinue full-requirements electric service) and the variable portion of the non-nuclear generation to-go costs after July 1, 1998 are subject to market forces and would no longer be able to apply SFAS-71. These costs have been below prevailing market prices. RG&E's net investment at March 31, 2000 in nuclear generating assets is $623.3 million and in non-nuclear generating assets is $58.7 million. (See "Nine Mile Nuclear Plants" for information concerning status of the interests in Nine Mile Two owned by two co-owners and Nine Mile One owned by Niagara Mohawk.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion presented below contains statements which are not historic fact and which can be classified as forward looking. These statements can be identified by the use of certain words which suggest forward looking information, such as "believes," "will," "expects," "projects," "estimates" and "anticipates". They can also be identified by the use of words which relate to future goals or strategies. In addition to the assumptions and other factors referred to specifically in connection with the forward looking statements, some of the factors that could have a significant effect on whether the forward looking statements ultimately prove to be accurate include:

1. uncertainties related to the regulatory treatment of nuclear generation facilities including, (1) the PSC's indication that it would prefer that all of the current owners sell their interests in the Nine Mile Point nuclear generating facilities and determine market value through an open process, (2) the exercise of the co-owners' rights of first refusal and (3) any changes in regulatory status of nuclear generating facilities and their related costs, including recovery of costs related to spent fuel and decommissioning.

2. uncertainties related to the costs associated with management of the New York electrical grid by the New York Independent System Operator and the competitive electric wholesale market.

3. any state or federal legislative or regulatory initiatives (including the results of negotiations between RG&E and the PSC regarding certain gas restructurings) that affect the cost or recovery of investments necessary to provide utility service in the electric and natural gas industries. Such initiatives could include, for example, changes in the regulation of rate structures or changes in the speed or degree to which competition occurs in the electric and natural gas industries;

4. any changes in the ability of RG&E to recover environmental compliance costs through increased rates;

5. any changes in the rate of industrial, commercial and residential growth in RG&E's and RGS's service territories;

6. the development of any new technologies which allow customers to generate their own energy or produce lower cost energy;

7. any unusual or extreme weather or other natural phenomena;

8. the ability of RGS to manage profitably new unregulated operations;

9. certain unknowable risks involved in operating unregulated businesses in new territories and new industries;

10. the timing and extent of changes in commodity prices and interest rates; and

11. any other considerations that may be disclosed from time to time in the publicly disseminated documents and filings of RGS and RG&E.


Shown below is a listing of the principal items discussed.

     RGS ENERGY GROUP, INC.                                           Page 14
        Unregulated Subsidiaries

     ROCHESTER GAS AND ELECTRIC CORPORATION
      Competition                                                     Page 15
        PSC Competitive Opportunities Case Settlement
        Energy Choice
        Nine Mile Nuclear Plants
        New York Independent System Operator
        Prospective Financial Position

      Rates and Regulatory Matters                                    Page 20
        PSC Gas Restructuring Policy Statement
        Gas Proposal and Interim Settlement
        Flexible Pricing Tariff


     LIQUIDITY AND CAPITAL RESOURCES                                  Page 21
        Capital and Other Requirements
        Financing
        Redemption of Securities
        Stock Repurchase Plan


     EARNINGS SUMMARY                                                 Page 21

     RESULTS OF OPERATIONS                                            Page 22
        Operating Revenues and Sales
        Operating Expenses
        Other Statement of Income Items

     DIVIDENDS                                                        Page 23


RGS ENERGY GROUP, INC.

     RGS is a holding company and not an operating entity. RGS's operations are being conducted through its subsidiaries which include RG&E, and two unregulated subsidiaries - RGS Development Corporation and Energetix, Inc.

     RG&E offers regulated electric and natural gas utility service in its franchise territory. Energetix, Inc. provides energy products and services throughout upstate New York. RGS Development Corporation offers energy systems development and management services.

         Unregulated Subsidiaries. It is part of RGS's financial strategy to seek growth by entering into unregulated businesses of which RGS has invested $60 million (including loan guarantees) as of March 31, 2000. The Settlement allowed RG&E to provide the funding for RGS to invest up to $100 million in unregulated businesses. The first step in this direction was the formation and operation of Energetix, Inc. (Energetix) effective January 1, 1998. Energetix is an unregulated subsidiary that brings energy products and services to the marketplace both within and outside of RG&E's regulated franchise territory. Energetix markets electricity, natural gas, oil, gasoline, and propane fuel energy services in an area extending in approximately a 150-mile radius around Rochester.

         In 1998, Energetix acquired Griffith Oil Company, Inc. (Griffith), the second largest oil and propane distribution company in New York State. Griffith has approximately 350 employees and operates 19 customer service centers. Griffith gives Energetix access to new customers outside of RG&E's regulated franchise territory. Acquisitions by Griffith in 1999 and 2000 have increased Griffith's customer base by approximately 10 percent.

         Additional information on Energetix operations (including Griffith) is presented under the headings Operating Revenues and Sales, Operating Expenses, and is contained in Note 2 of the Notes to Financial Statements.

         In 1998, the Company formed RGS Development to pursue unregulated business opportunities in the energy marketplace. Through March 31, 2000, RGS Development operations have not been material to RGS's results of operations or its financial condition.

ROCHESTER GAS AND ELECTRIC CORPORATION

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

         In the event that RG&E earns a return on common equity in its regulated electric business in excess of an effective rate of 11.50 percent over the entire five-year term of the Settlement, 50 percent of such excess will be used to write down deferred costs accumulated during the term. The other 50 percent of the excess will be used to write down accumulated deferrals or investment in electric plant or Regulatory Assets (which are deferred costs whose classification as an asset on the balance sheet is permitted by SFAS-71, Accounting for the Effects of Certain Types of Regulation). If certain extraordinary events occur, including a rate of return on common equity below
8.5 percent or above 14.5 percent, or a pretax interest coverage below 2.5 times, then either RG&E or any other party to the Settlement would have the right to petition the PSC for review of the Settlement and appropriate remedial action.

         The Settlement requires unregulated energy retailing operations be structurally separate from the regulated utility functions. Although the Settlement provides incentives for the sale of generating assets, it does not require RG&E to divest generating or other assets or write-off stranded costs. Additionally, RG&E will be given a reasonable opportunity to recover substantially all of its prudently incurred costs, including those pertaining to generation and purchased power.

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

         RG&E's retail access program, Energy Choice, was approved by the PSC as part of the Settlement and went into effect on July 1, 1998. Details of the Energy Choice Program are discussed below.

         One party to the Settlement negotiations has commenced an action for declaratory and injunctive relief as to certain provisions of the Settlement and the PSC's approval of it. RG&E is unable, at this time, to predict the outcome of this action.

         ENERGY CHOICE. On July 1, 1998, RG&E officially began implementation of its full-scale electric retail access Energy Choice program. As of July 1, 1999, RG&E entered its second year of this program. There are five basic components of the sale of energy: (1) the sale of electricity which is the amount of energy actually used by the consumer, (2) the sale of capacity which is the ability, through generating facilities or otherwise, to provide electricity when it is needed, (3) the sale of transmission services, which is the physical transportation of electricity to RG&E's distribution system, (4) the sale of distribution services, which is the physical delivery of electricity to the consumer, and (5) retail services such as billing and metering. Historically, RG&E has sold all five components bundled together for a fixed rate approved by the PSC. The implementation of the Energy Choice program included a four year phase-in process to allow RG&E and other parties to manage the transition to electric competition in an orderly fashion. During the first year of the program, participation in Energy Choice was limited to no more than 10 percent of RG&E's total annual retail electric kilowatt-hour sales (670,000 annualized megawatt-hours). Essentially, until this 10 percent limit was achieved, RG&E's electric retail customers could seek out or be approached by alternative energy service companies for electricity to be resold and then delivered over RG&E's distribution system. By February 1, 1999, only six months into the Energy Choice program, this 10 percent limit was achieved by qualified competitive energy service companies in RG&E's service territory. For the second year of the program, beginning July 1, 1999, this limit increased from 10 percent to approximately 20 percent. By March 31, 2000, approximately 16.3 percent of total RG&E sales had shifted to competitive energy service companies. On July 1, 2000 this limit will increase from 20 percent to 30 percent. On July 1, 2001, all retail customers will be eligible to purchase energy from alternative energy service companies. The phase-in of the Energy Choice program over the next few years eventually will give retail electric customers the opportunity to purchase energy, capacity and retailing services from competitive energy service companies. Existing RG&E customers may also continue to purchase fully bundled electric service from RG&E.

         Energy Choice adopted the single-retailer model for the relationship between RG&E as the distribution provider, qualified energy service companies, and retail (end-use) customers. In this model, retail customers have the opportunity for choice in their energy service company and receive only one electric bill from the company that serves them. Except for providing emergency services, satisfying requests for distribution services, and scheduling outages, which remain RG&E's responsibility, the retail customer's primary point of contact for billing questions, technical advice and other energy-related needs, is with their chosen energy service company.

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

         Throughout the term of the Settlement, RG&E will continue to provide regulated and fully bundled electric service under its retail service tariff to customers who choose to continue with such service.

         During the initial "Energy-Only" stage of the Energy Choice program, energy service companies were able to choose their own sources of energy supply, while RG&E continued to provide to them, through its bundled distribution rates, the generating capacity (installed reserve) needed to serve their retail customers. In addition, during the "Energy-Only" stage, energy service companies had the option of purchasing "full-requirements" (i.e. delivery services plus energy) from RG&E.

         The "Energy and Capacity" stage, the second stage of the phase-in, was scheduled to begin this past Fall. In this stage, energy service companies may purchase both energy and capacity in the open market. As a result of a delay in establishing an Independent System Operator entity in New York State, RG&E, with the consent of the energy service companies participating in the Retail Access Program, reserved capacity for the 1999-2000 winter capability period and will provide energy and capacity for the energy service companies through that period. Essentially, energy service companies will purchase "full-requirements" (delivery services plus energy and capacity) from RG&E.

         During the initial "Energy Only" stage of the retail access program, RG&E's distribution rate was set by deducting 2.305 cents per kilowatt-hour from its full service ("bundled") rates. The 2.305 cents per kilowatt-hour was comprised of 1.905 cents per kilowatt-hour (an estimate of the wholesale market price of electricity) plus 0.4 cents per kilowatt-hour for its avoided cost of retailing services.

         During the "Energy and Capacity" stage, RG&E's distribution rates will equal the bundled rate less RG&E's cost of the electric commodity and RG&E's non-nuclear generating capacity. During this stage of the program, up until June 30, 2000, RG&E's distribution rates will be set by deducting 3.0712 cents per kilowatt-hour from its full service ("bundled") rates. The 3.0712 cents per kilowatt-hour is comprised of 2.6712 cents per kilowatt-hour (an estimate of the wholesale market price of electric energy and capacity) plus 0.4 cents per kilowatt-hour for its avoided cost of retailing services. Beginning July 1, 2000, RG&E's distribution rates will be set by deducting 3.0816 cents per kilowatt hour from its full service ("bundled") rates. The 3.0816 cents per kilowatt-hour is comprised of 2.6816 cents per kilowatt-hour for energy and capacity plus 0.4 cents per kilowatt-hour for its avoided cost of retailing services. This change in the distribution rates set by deducting 3.0712 cents per kilowatt-hour and then 3.0816 cents per kilowatt-hour, is a result of changes in average gross receipts taxes, as defined in our Settlement with the PSC.

         As of March 31, 2000, eight energy service companies, including Energetix, the Company's unregulated subsidiary, are qualified by RG&E to serve retail customers under the Energy Choice program. In addition to Energetix, these companies are Columbia Energy Power Marketing Corporation, DukeSolutions, Inc., Northeast Energy Services, Inc.(NORESCO), North American Energy, NYSEG Solutions, Inc., Select Energy Inc., and TXU Energy Services, Inc. In addition, the County of Monroe has been qualified to act as its own energy service company to service its own facilities, as well as serve other retail customers. As of March 31, 2000, all energy service companies had opted to purchase "full-requirements" from RG&E for the winter capability period (November 1, 1999 through April 30, 2000) to serve their retail customers.

         With the commencement of the "Energy and Capacity" stage and the implementation of the New York Independent System Operator on November 18, 1999 (see FERC Open Access Transmission Orders and Company Filings), the responsibility for purchasing not only energy, but also capacity, shifted to the energy service companies. However, these energy service companies, as "full-requirements" customers of RG&E during the winter capability period, will be purchasing energy and capacity from RG&E at 2.6712 cents per kilowatt-hour. The cost impact on RG&E of providing "full requirements" energy and capacity for this time period will be determined by prices in the New York State wholesale market. The PSC has approved a request by RG&E to extend "full-requirements" availability through October 31, 2000. As of March 31, 2000, all energy service companies had opted to continue purchasing "full requirements" during the summer capability period (May 1, 2000 through October 31, 2000). Through this summer capability period, energy service companies will have the option to transfer load into the competitive wholesale market, but once they make this choice, they will not be able to return this load to "full requirements".

         Once RG&E no longer provides "full requirements" to the energy service companies, they will assume responsibility for obtaining their own supplies. There will be a revenue decrease when RG&E no longer collects the rates described above for energy and capacity. This will be offset to some extent by decreased costs resulting from no longer acquiring energy and capacity for the energy service companies. The extent of this offset will be determined by market prices.

         In December 1999, two petitions were filed with the PSC, one by an electric utility operating in New York State, and the other jointly by five energy marketers and consultants, calling upon the PSC to examine, and to order certain changes in, RG&E's retail access program. In particular, these petitioners object to the "single-retailer" form of RG&E's program, under which the retail marketer assumes responsibility for most retail service functions. They claim that the backout credit (i.e., the amount by which RG&E's rates for retail electric service are reduced to derive the rates charged for the delivery service provided by RG&E to marketers) is too low, that it affords insufficient prospect of profitable operation, and that it should be increased. They further assert that the phased schedule for implementation of the program, under which increasing percentages of customers in RG&E's service area are eligible to obtain competitive service during the term of the Settlement, is too slow and should be significantly accelerated. On February 28, 2000 RG&E filed with the PSC its reply to both petitions. As set forth in that reply, RG&E believes that its single-retailer program offers unique opportunities for marketers, that its retail backout credit (in conjunction with RG&E's rate for wholesale power sales to marketers) affords a sound basis for competitive service, and that its implementation schedule is reasonable and appropriate; moreover, each of these essential elements of the retail access program is expressly established by the rate and restructuring Settlement. RG&E believes that the program fully and fairly advances the goals of increased competition for energy services, and is in full compliance with the Settlement. Nevertheless, it is not possible at this time to predict with assurance whether or not, in response to the petitions, the PSC might require that the program be changed in some manner.

         The PSC is conducting proceedings that are intended to bring more administrative consistency among New York State utilities and potentially offer additional services for energy service companies to provide. These include an on-going national effort regarding uniform business practices, and proceedings that include standardized billing (single billing options), provider of last resort (POLR), electronic data interchange (EDI), and competitive metering. RG&E continues to assess the scope and impact of such changes on its operations as retail access continues to evolve.

         NINE MILE NUCLEAR PLANTS. On June 24, 1999, Niagara Mohawk and New York State Electric and Gas (NYSEG) announced their intention to sell their interests in the Nine Mile One and Nine Mile Two nuclear plants to AmerGen Energy Company, L.L.C. (AmerGen), a joint venture of PECO Energy of Philadelphia and British Energy. Niagara Mohawk owns 41 percent of Nine Mile Two and 100 percent of Nine Mile One and NYSEG owns 18 percent of Nine Mile Two.

         RG&E's 14 percent interest in Nine Mile Two was not included in the proposal but RG&E has a right of first refusal to buy the plants on terms at least as favorable as those offered, assuming the transaction were to proceed as proposed. RG&E exercised its right of first refusal but in the ensuing discussions with the PSC staff it became clear that the transaction on the terms proposed would not be approved by the PSC.

         On April 25, the PSC issued an order that allows NYSEG and Niagara Mohawk to withdraw their petition to sell their interests in the Nine Mile plants to AmerGen. The order concludes that Nine Mile's market value is "greatly in excess of the original AmerGen purchase price" and that multiple bidders are now interested in the Nine Mile plants. The order also concludes that "...failure for the utilities to determine the market value of the Nine Mile facilities at this time, through an open process, would raise serious prudence questions". With respect to stranded costs, the PSC order indicates that stranded costs cannot be finally quantified "until the disposition of the plants by the utilities is decided." The PSC's order does, however, observe (1) that a sale would be considered within its policy of separating generation from transmission and distribution, (2) that a sale at current market values would constitute appropriate mitigation of stranded costs and (3) that ratemaking treatment of a sale would be resolved in accordance with each company's competitive opportunities/restructuring order taking into account reduced risk and corollary divestiture effects.

         Discussions with the staff of the PSC and Nine Mile Two co-owners regarding the process by which their interests might be offered for sale and the regulatory impact thereof continue but RG&E is unable to predict the ultimate outcome.

         NEW YORK INDEPENDENT SYSTEM OPERATOR. In November 1999 following FERC approval, the New York State Independent System Operator (NYISO) implemented a competitive wholesale market for the sale, purchase and transmission of electricity and ancillary services in New York State. NYISO tariffs for market-based rates for energy, ancillary services, and installed capacity sold through the NYSIO were approved by FERC. The NYISO and the New York State Reliability Council were formed to restructure the New York Power Pool in response to FERC Order 888.

         During the first quarter of 2000, the NYISO's total cost of providing operating reserves on an hourly basis has exceeded the cost that would be expected in a workable competitive marketplace. Since the beginning of the year, RG&E, in addition to other New York State public utilities and several load-serving entities, has been experiencing rising prices to maintain operating reserves within the NYISO system. For example, in December 1999, on an average monthly basis, RG&E paid $.51/MWH for operating reserves. In January, 2000, the figure was $1.10/MWH. In February, 2000, RG&E's average monthly cost for operating reserves was $6.01/MWH. For comparison purposes, the rate charged by RG&E under its Open Access Transmission Tariff (OATT) was $.31/MWH.

         On April 7, RG&E filed a complaint with FERC against the NYISO. RG&E seeks corrective re-calculation of operating reserve prices for prior periods and prospective relief from injuries resulting from the NYISO's operating reserves market. RG&E contends that not only are the current costs of operating reserves not consistent with RG&E's pre-NYISO tariff rates as described above, these costs are excessive in comparison to the operating reserves paid in neighboring ISOs. RG&E further contends that market forces are not driving the prices of operating reserves given the fact that energy flowing on the system has not reached peak levels and there has been available generation that is unscheduled and ready to provide operating reserves at costs lower than those collected. Niagara Mohawk and NYSEG have filed similar complaints with FERC against the NYISO.

         Finally, on March 27, the NYISO filed with FERC for the immediate authority to suspend the use of market-based bids in the New York markets for operating reserves. Specifically, the NYISO requested that all bids for operating reserves be cost-based until the operating reserves markets are modified so as to be workably competitive. The NYISO has requested that a settlement process involving all the buyers and sellers in the New York operating reserve market be concluded within 90 days.

         RG&E cannot predict the outcome of any of the FERC proceedings as discussed above, or what effects regulations and/or financial relief ultimately adopted or granted by FERC will have, if any, on future operations or the financial condition of RGS or RG&E.

         COMPETITION AND THE COMPANY'S PROSPECTIVE FINANCIAL POSITION. With PSC approval, RG&E has deferred certain costs rather than recognize them on its statement of income when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71. These deferred costs are shown as Regulatory Assets on the Company's and RG&E's Balance Sheet and a discussion and summary of such Regulatory Assets is presented in the 1999 Form 10-K, Item 8 under Note 10 of the Notes to Financial Statements.

         In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on RG&E for full service, leaving RG&E with surplus pipeline and storage capacity, as well as natural gas supplies under contract. A discussion of strandable assets is presented in

Note 3 of the Notes to Financial Statements.

         At March 31, 2000 RG&E believes that its regulatory assets are probable of recovery. The Settlement in the Competitive Opportunities Proceeding does not impair the opportunity of RG&E to recover its investment in these assets. However, the PSC issued an Opinion and Order Instituting Further Inquiry on March 20, 1998 to address issues surrounding nuclear generation. The initial meeting in this Inquiry was held in January 1999 (see PSC Proceeding on Nuclear Generation). The ultimate determination in this proceeding or any proceeding to consider RG&E's proposed purchase of nuclear plants as discussed under Proposed Transfer of Nuclear Plants could have an impact on strandable assets and the recovery of nuclear costs.

RATES AND REGULATORY MATTERS

         PSC GAS RESTRUCTURING POLICY STATEMENT. On November 3, 1998, the PSC issued a gas restructuring policy statement ("Gas Policy Statement") announcing its conclusion that, among other things, the most effective way to establish a competitive gas supply market is for gas distribution utilities to cease selling gas. The PSC established a transition process in which it plans to address three groups of issues: (1) individual gas utility plans to implement the PSC's vision of the market; (2) key generic issues to be dealt with through collaboration among gas utilities, marketers, pipelines and other stakeholders, and (3) coordination of issues that are common to both the gas and the electric industries. The PSC has encouraged settlement negotiations with each gas utility pertaining to the transition to a fully competitive gas market. RG&E, the PSC Staff and other interested parties have been participating in settlement discussions in response to the specific requirements of the Policy Statement.

         GAS PROPOSAL AND INTERIM SETTLEMENT. In August 1998, prior to issuance of the PSC's Gas Policy Statement (see PSC Gas Restructuring Policy Statement above), RG&E had commenced negotiations with the PSC staff and other parties to develop a comprehensive multi-year settlement of various issues, including rates and the structure of RG&E's gas business. Because the negotiation of a comprehensive settlement was not anticipated to conclude until mid-1999, the parties to the negotiations agreed to an Interim Settlement, effective November 1998 through June 1999, that dealt with such issues as rates, transportation and storage capacity costs, assignment of capacity, and retail access. Significant features of the Interim Settlement include a freeze on base rates at the current levels (which were fixed at July 1994 levels), the imputation of $11.9 million in revenues from the remarketing of capacity and a limit on RG&E's exposure to costs associated with the migration of customers from RG&E to marketers for sales and service.

         Discussions following the expiration of the Interim Settlement resulted in a September 14, 1999 filing to address issues pertaining to the cost of upstream capacity and other matters pertaining to restructuring pursuant to the PSC's Policy Statement. The proposal calls for: (1) a continued reduction in capacity costs of $11.9 million, comprised of $10.2 million relating to upstream capacity release transactions for the period September 1, 1999 through August 31, 2000 and $1.7 million from the expiration of a Texas Eastern capacity contract; (2) a report to PSC staff, within 60 days of approval of the proposal, of the plans and progress RG&E has made to reduce its upstream capacity costs;
(3) a resumption of the multi-year settlement discussions calling for RG&E to make a public filing addressing the rate and restructuring issues addressed in the PSC's Policy Statement within 120 days of approval of the proposal; and (4) RG&E continuing to work on retail access program improvements. The proposal was subsequently approved by the PSC and RG&E began implementation of its proposal in the fourth quarter of 1999. As required, the report on upstream capacity costs was submitted on November 29, 1999, under trade secret status. The public filing addressing the rate and restructuring issues was made on January 28, 2000. This filing is intended to provide the basis for negotiations with the PSC and other interested parties on RG&E's proposal to implement a fully competitive marketplace for natural gas. Settlement negotiations pertaining to RG&E's gas rate and restructuring proposal began on February 29, 2000. RG&E is unable to predict the ultimate outcome of these negotiations or any PSC decision pertaining thereto.

         FLEXIBLE PRICING TARIFF. Under its flexible pricing tariff for major industrial and commercial electric customers, RG&E may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. For further information with respect to the flexible pricing tariff see RG&E's 1999 Form 10-K, Item 7 under Rates and Regulatory Matters.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2000, RGS's and RG&E's cash flow from operations (see Statements of Cash Flows) provided the funds for construction expenditures, the payment of dividends, the retirement of long-term debt (see "Redemption of Securities" below) and the purchase of treasury stock. Cash used for investing activities in the first quarter was slightly higher reflecting the timing of nuclear decommissioning fund payments somewhat offset by lower net additions to utility plant . Cash used in financing activities in the first quarter was lower reflecting mainly lower levels of short term debt. Capital requirements of the Company during 2000 are anticipated to be satisfied from the combination of internally generated funds and short-term credit arrangements. RG&E may also refinance long-term securities obligations during 2000 depending on prevailing financial market conditions.

         CAPITAL AND OTHER REQUIREMENTS. RGS's and RG&E's capital requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production, the repayment of existing debt and the repurchase of outstanding shares of Common Stock. RG&E has no further plans to install additional baseload generation.

         Capital Requirements. Capital requirements for the Company in 2000 are currently estimated at $184 million of which $154 million is for construction and $30 million was for the payment of 7% First Mortgage Bonds due 1/14/00. RG&E's portion of total construction requirements is $151 million. Approximately $28 million had been expended for construction as of March 31, 2000, reflecting primarily RG&E's expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains.

         FINANCING. RG&E generally utilizes its credit agreements and unsecured lines of credit to meet any interim external financing needs prior to issuing any long-term securities. For information with respect to RGS's and RG&E's short-term borrowing arrangements and limitations, see the 1999 Form 10-K, Item 8 under Note 9 of the Notes to Financial Statements. As financial market conditions warrant, RG&E may also, from time to time, redeem higher-cost senior securities.

         REDEMPTION OF SECURITIES. On January 14, 2000, RG&E redeemed at maturity $30 million of 7% First Mortgage Bonds, Designated Secured Medium Term Notes, Series A

         STOCK REPURCHASE PLAN. In April 1998, the PSC approved a Stock Repurchase Plan for RG&E providing for the repurchase of Common Stock having an aggregate market value not to exceed $145 million. RG&E began the repurchase program in May 1998 and 3,320,400 shares of Common Stock have been repurchased for approximately $91.1 million through March 31, 2000. The average cost per share purchased during the three months ended March 31, 2000 was $20.74.

EARNINGS SUMMARY

  RGS :

                  RGS reported higher common stock earnings of $38.4 million for the first quarter ended March 31, 2000, as compared to $36.1 million for the same period in 1999. First quarter 2000 results were better than last year due primarily to increased wholesale electric sales, offset somewhat by weather that was warmer than last year. Earnings per share increased to $1.07 for the quarter, as compared to $0.97 last year, reflecting increased earnings and the positive effect of the Company's share buy-back program that resulted in a reduction in the shares outstanding for the current period.

         The Company's unregulated subsidiary, Energetix, continues to show progress as the electric and gas utility business evolves to an open and competitive market. Griffith, a subsidiary of Energetix, has grown its base to over 70,000 customers for propane and oil based products throughout upstate New York. Griffith has provided an excellent foundation to develop its unregulated electric and gas businesses. Energetix and Griffith, on a consolidated basis, had operating income of $1.5 million for the first quarter, approximately equal to the 1999 results in spite of 8.4% warmer temperatures that was experienced in 2000. First quarter income is driven by the seasonal nature of its heating oil business, partially offset by expenses incurred in the development of its unregulated electric and gas businesses. Energetix's revenues for 2000 from electric and gas operations are expected to increase over 1999 levels as Energetix expands its customer base, although no assurance may be given that Energetix will achieve a net operating income for the year 2000.

  RG&E:
  ----

         Earnings for RG&E reflect the same issues discussed above for RGS except that discussions relating to Energetix and Griffith are not applicable. The RG&E Income Statement for the first quarter of 1999 reflects the consolidated operations of RG&E and its former subsidiaries, Energetix and RGS Development. On August 2, 1999 the holding company RGS was formed and RG&E, Energetix and RGS Development then became subsidiaries of RGS. The RG&E Income Statement for the first quarter of 2000 reflects only the operating results of RG&E.

RESULTS OF OPERATIONS

         The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for RGS (regulated and unregulated business) and RG&E (regulated business), comparing the three-month period ended March 31, 2000 to the three-month period ended March 31, 1999. The operating results of the regulated business reflect RG&E's electric and gas sales and services and the operating results of the unregulated business reflect Energetix operations. Currently, the majority of RGS's operating results reflect the operating results of RG&E and the factors that affect operating results for RG&E are the significant factors that affect comparable operating results for RGS, unless otherwise noted.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999
-------------------------------------------------------------------------------

         OPERATING REVENUES AND SALES. In the first quarter total revenues for RGS increased 18.3% reflecting higher electric sales to other utilities (OEU sales) and higher other revenues from Griffith due to the higher costs of heating oil and gasoline. The increase in OEU sales reflects favorable market conditions and increased capacity to sell power to other electric utilities due to the availability of RG&E's Ginna Nuclear plant for the entire quarter offset somewhat by the Nine Mile two refueling outage which began on March 4th. Ginna was not in service in March of 1999 due to a refueling and in-service inspection outage. Together revenues from regulated retail sales and sales to energy marketers were up $3.7 million reflecting higher consumption levels and an increase in customers. Gas revenues, net of fuel expenses, were down for RGS and RG&E due to 8.4% warmer weather on a heating degree day basis. The decrease in total revenues for RG&E reflects mainly the discontinuing of recording Energetix revenues as a result of the corporate reorganization on August 2, 1999. Energetix revenues were included in the RG&E income statement prior to that date.

         Energetix's unconsolidated operating revenues were $112 million for the first three months of 2000 as compared to $56 million for the same period a year ago due mainly to growth in electric and gas customers and, for Griffith, an increase in the customer base through acquisitions and the higher price of gasoline and fuel oil. Revenues from Griffith are included under "Other Revenues" on RGS's Income Statements and RG&E's 1999 Income Statement. For heating oil and propane, Griffith experiences seasonal fluctuations due to the dependence on spaceheating sales during the heating season. Unregulated sales also reflect the migration of electric and gas customers from the regulated to the unregulated business.

         OPERATING EXPENSES. Higher regulated fuel expenses reflect mainly increased purchased electricity costs due to an increase in the cost per unit purchased and the effect from lower generation from the Nine Mile Two refueling shutdown and the closing of Beebee Station which occurred in April 1999. Higher other fuel costs for RGS reflect the increase in Griffith's costs of fuel oil and gasoline in the first quarter of 2000 as compared to a year ago. Those other fuel costs were not included for RG&E after the August 1999 reorganization described above.

         The increase in non-fuel operating and maintenance expense for both RGS and RG&E in the first quarter of 2000 reflects mainly an increase of $ 8.8 million for electric transmission and wheeling charges related to implementation the NYISO (see discussion under "New York Independent System Operator"). The NYISO assumed control and operation of the New York State electric transmission system from the New York Power Pool during the fourth quarter of 1999 pursuant to orders from the FERC. The increase in non-fuel O&M was partially offset by a $4.3 million drop in RG&E welfare expense due mainly to the performance of assets invested in the Company's pension plan and $2.5 million from insurance dividends.

         The increase in unregulated non-fuel O&M reflects primarily operating expenses for Griffith, payroll expenses and general and administrative expenses.

         Local, State and other taxes for RGS and RG&E declined reflecting mainly a drop in regulated revenues and a lower gross receipts tax rate. The difference in Federal income tax is attributable to pre-tax earnings.

         OTHER STATEMENT OF INCOME ITEMS. The changes in RGS's and RG&E's
Other Income and Deductions, Other-net reflect the effect of credits taken in 1999 primarily for gain on the disposal of property partially offset by reduced expenses associated with RG&E management performance awards.

         The increase in interest expense for both of RGS and RG&E reflects mainly the interest on $100 million of first mortgage bonds issued by RG&E in October 1999.

DIVIDENDS

         On March 15, 2000, the Board of Directors of RGS authorized a common stock dividend of $.45 per share, which was paid on April 25, 2000 to shareholders of record on April 4, 2000. Also on March 15, 2000, The Board of Directors of RG&E declared dividends on its Preferred Stocks at the regular rates per share payable on June 1, 2000 to stockholders of record on May 1, 2000.

         The ability of RGS to pay common stock dividends is governed by the ability of RGS's subsidiaries to pay dividends to RGS. Because RG&E is by far the largest of the subsidiaries, it is expected that for the foreseeable future the funds required by RGS to enable it to pay dividends will be derived predominantly from the dividends paid to RGS by RG&E. In the future, dividends from subsidiaries other than RG&E may also be a source of funds for dividend payments by RGS. RG&E's ability to make dividend payments to RGS will depend upon the availability of retained earnings and the needs of its utility business. In addition, pursuant to the PSC order approving the formation of RGS, RG&E may pay dividends to RGS of no more than 100% of RG&E's net income calculated on a two-year rolling basis. The calculation of net income for this purpose excludes non-cash charges to income resulting from accounting changes or certain PSC required charges as well as charges that may arise from significant unanticipated events. This condition does not apply to dividends that would be used to fund the remaining portion of RG&E's $100 million authorization for unregulated operations (about $40 million at March 31, 2000). The level of future cash dividend payments on Common Stock will be dependent upon RGS's future earnings,

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.

         RG&E is exposed to interest rate and commodity price risks.

         The interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt. RG&E manages its interest rate risk through the issuance of fixed -rate debt with varying maturities and through economic refundings of debt through optional redemptions. A portion of RG&E's long-term debt consists of long-term Promissory Notes, the interest component of which resets on a periodic basis reflecting current market conditions. RG&E was not participating in any derivative financial instruments for managing interest rate risks as of March 31, 2000 or December 31, 1999.

         The commodity price risk relates to market fluctuations in the price of natural gas, electricity, and other petroleum-related products used for resale. Commodity purchases and electric generation are based on projected demand for power generation and customer delivery of electricity, natural gas and petroleum products. RG&E enters into forward contracts for natural gas to hedge the effect of price increases and reduce volatility on gas purchased for resale. Under the Competitive Opportunities Settlement, RG&E's electric rates are capped at specified levels through June 30, 2002. Long-term fixed supply contracts and owned electric generation significantly reduce RG&E's exposure to market fluctuations for procurement of its electric supply. Owned generation subjects the Company to operating risk. Operating risk is managed through a combination of strict operating and maintenance practices and the use of financial instruments. In the event RG&E's generation assets fail to perform as planned, generation insurance and purchased call options reduce the Company's exposure to electric price spikes in the summer months.

         RG&E's exposure to market price fluctuations of the cost of natural gas is further limited as the result of the Gas Cost Adjustment (GCA), a regulatory mechanism that transfers substantially all gas commodity price risk to the customer. Nonetheless, RG&E does hedge approximately 70% of its gas supply price through the purchase of futures contracts and the use of storage assets. The balance of RG&E's natural gas requirements is procured through spot market purchases and is subject to market price fluctuations.

         RG&E does not hold open speculative positions in any commodity for trading purposes.

         Energetix has entered into electric and natural gas purchase commitments with numerous suppliers. These commitments support fixed price offerings to retail electric and gas customers. Griffith is in the business of purchasing various petroleum-related commodities for resale to its customers. To manage the resulting market price risk, Griffith enters into various exchange-traded futures and option contracts and over-the-counter contracts with third parties. All hedge contracts are accounted for under the deferral method with gains and losses from the hedging activity included in the cost of sales as inventories are sold or as the hedge transaction occurs. Commodity instruments not designated as effective hedges are marked to market at the end of the reporting period, with the resulting gains or losses recognized in cost of sales. These contracts are closely monitored on a daily basis to manage the price risk associated with inventory and future sales commitments. At March 31, 2000 and December 31, 1999 Griffith's net deferred gains on open hedge contracts were immaterial.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           Reference is made to Part I, Item 3, Legal proceedings in the RGS and RG&E combined 1999 Form 10-K.

         RG&E-OWNED WASTE SITE ACTIVITIES. It was previously reported that RG&E is conducting proactive site investigation and remediation activities at certain of its sites where past waste handling and disposal may have occurred. At one of those sites in Pavilion, NY, where gas manufacturing took place, RG&E is planning a Phase I investigation, including examination of sub-surface soil samples, even though an earlier, less detailed study did not indicate there was any environmental problem with the site.

         At East Station in Rochester, NY it was previously reported that a supplemental remedial investigation and feasibility study was undertaken. A draft report was sent to the New York State Department of Environmental Conservation (NYSDEC) in April, 2000.

         At another property owned by RG&E where gas manufacturing took place located in Canandaigua,

NY, RG&E is developing a proposed supplemental remedial investigation plan to be submitted to the NYSDEC for approval.

         SUPERFUND AND OTHER NON-OWNED SITES. RG&E's obligations have been met at the PAS, Oswego Federal Superfund site in Oswego, NY. It is not anticipated that additional resources will be required.

         GRIFFITH OWNED SITES. In connection with its Big Flats, New York terminal, Griffith has been complying with the Unilateral Administrative Order issued by the EPA. Pursuant to a cost sharing agreement with Sun Pipe Line Company, Griffith continues to undertake one-half of the costs necessary to comply with the order. As of March 31, 2000 Griffith has spent $1.8 million on this compliance. On January 24, 2000, the State of New York issued a demand for $206,875, representing reimbursement of $123,428 and penalties in the amount of $75,000. This demand is technically not embraced by the Cost Sharing Agreement. The State has been asked to elaborate on the demand and whether it is the same claim for penalties asserted in the action below. A similar demand has been made of Sun Pipe Line Company. Griffith continues to disclaim that it is either the owner or operator of a failed spur where petroleum was discharged, and compliance is proceeding on this basis accordingly.

         Since February 1996, Griffith has been involved in a legal proceeding in New York State Supreme Court for Steuben County, related to the environmental matter in the above paragraph. In Steuben Contracting v. Sun Pipe Line Company, Griffith Oil Co., Inc. and Chevron, USA, the plaintiff is seeking compensation for property damage associated with petroleum discharge at Big Flats. The parties have engaged in depositions and disclosure activities. Such disclosure has not revealed any facts that have altered Griffith's position that the other parties reimburse Griffith for costs, expenses and damages associated with site remediation at Big Flats. Recently, the Court rendered a bench decision on the various motions for summary judgement. Summary judgement was granted as against Sun Pipe Line and Griffith was determined not to be the owner of the failed line. The question of whether Griffith is the operator of the failed pipeline spur has been reserved as an issue of fact to be determined at trial.

In May 1998, the State of New York (State of New York v. Griffith Oil Co., Inc.) commenced an action against Griffith in New York State Supreme Court for Albany County, for statutory penalties in connection with the discharge of petroleum at Big Flats, New York. The complaint alleges Griffith failed to report the discharge within two hours of discovery, and further alleges a violation of Griffith's Major Oil Storage Facility License for failure to report such discharge. Griffith has answered the complaint and denied the allegations. Griffith's position is that it complied with established practice with DEC, and promptly reported the discharge upon confirmation of the presence of subsurface petroleum. An action in New York State Supreme Court , removed to Federal District Court by ARCO, was commenced by Griffith against ARCO essentially to preserve the statute of limitations in the event it is determined that ARCO is the owner of the failed pipeline spur. In a deposition in the Federal District Court action, ARCO's representative acknowledged that the pipeline was abandoned to it, and ultimately sold to the Sun Pipeline. If the Court sustains this position, the company will essentially have established that neither the company, nor its landlord, purchased any interest in the failed pipeline spur. Griffith continues to deny responsibility for this matter and will defend this matter in the usual course.

         In April 1998, the State of New York commenced an action against Griffith and other parties (State of New York v. Griffith Oil Co., Inc., Sugar Creek Stores, Inc. and Mahl Bros. Oil Co., Inc. [Springville Bulk Plant]) in New York State Supreme Court for Erie County, for reimbursement of the sum of $180,962 to the New York Environmental Protection and Spill Compensation Fund in connection with subsurface petroleum contamination in the vicinity of Springville, New York. Until December 1997, Griffith leased a petroleum bulk storage facility at the location. Cross-claims also exist among the defendants related to causes of action associated with the contamination and lease of the property. While the presence of subsurface contamination is evident, an analysis of the contamination is substantially associated with a parent product produced no later than 1985. This date precedes the interest of Griffith. The Company's exposure in this action should be limited, however, to $100,000, representing the self-insured retention limit under its underground storage tank pollution policy in effect at the time the discharge was reported. Griffith will continue to vigorously defend this matter.

           For additional information on Legal Proceedings reference is made to
Note 3 of the Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Shareholders was held on April 26, 2000. The following matters were voted upon:


   (a) The election of the following Directors for three year terms expiring at the Annual Meeting of Shareholders in 2003:

                                                        Shares              Shares
         Nominees                                         For              Withheld
         --------                                      -------             --------
           Allan E. Dugan                             29,878,213            771,871
           Susan R. Holliday                          29,859,835            790,249
           Charles I. Plosser                         29,841,186            808,897
           Thomas S. Richards                         29,886,470            763,613

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  See Exhibit Index below.

   (b)  Reports on Form 8-K:

              RGS Energy Group, Inc.

              Rochester Gas and Electric Corporation

              No reports of Form 8-K were filed during the quarter.

                                  EXHIBIT INDEX

Exhibit 10-1         The RG&E Supplemental Executive Retirement Program effective January 1, 1999.

Exhibit 10-2         The RG&E Supplemental Retirement Benefit Program effective July 1, 1999.

Exhibit 27-1         Financial Data Schedule pursuant to Item 601(c) of Regulation S-K for RGS.

Exhibit 27-2         Financial Data Schedule pursuant to Item 601(c) of Regulation S-K for RG&E.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RGS ENERGY GROUP, INC.
                                         ----------------------
                                              (Registrant)


Date: May 11, 2000                          By         /s/  J.B. STOKES
                                              ----------------------------------
                                                         J. Burt Stokes
                                                   Senior Vice President and
                                                        Financial Officer


Date: May 11, 2000                          By       /s/  WILLIAM J. REDDY
                                              ----------------------------------
                                                         William J. Reddy
                                                   Vice President and Controller




                                         ROCHESTER GAS AND ELECTRIC CORPORATION
                                         --------------------------------------
                                                       (Registrant)



Date: May 11, 2000                          By        /s/  J.B. STOKES
                                              ----------------------------------
                                                        J. Burt Stokes
                                               Senior Vice President,  Corporate
                                                        Financial Officer

Date: May 11, 2000                          By     /s/  WILLIAM J. REDDY
                                              ----------------------------------
                                                       William J. Reddy
                                                Vice President and Controller