Form 10-Q
period 2001-03-31
ROCHESTER GAS & ELECTRIC CORP; RGS ENERGY GROUP INC
filed 2001-05-10
CIK 84557, 1073353

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 31, 2001
                                    -------------------------
                                                OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from______________to_______________


Commission     Registrant, State of Incorporation,          I.R.S. Employer
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

                   Yes X        No ___
                      ---

     As of the close of business on April 30, 2001, (i) RGS Energy Group, Inc. ("RGS") had outstanding 34,577,426 shares of Common Stock ($.01 par value) and,
(ii) all of the outstanding shares of Common Stock ($5 par value) of Rochester Gas and Electric Corporation ("RG&E")were held by RGS.

     RG&E meets the conditions set forth in General Instructions (H)(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction (H)(2).

                                     INDEX

                                                                                                                   Page No.
PART I - FINANCIAL INFORMATION
  RGS Energy Group, Inc.
     Consolidated Balance Sheet - March 31, 2001 and
     December 31, 2000.......................................................................................         1 - 2

     Consolidated Statement of Income - Three Months Ended
     March 31, 2001 and 2000.................................................................................             3

     Consolidated Statement of Cash Flows - Three Months
     Ended March 31, 2001 and 2000...........................................................................             4

  Rochester Gas and Electric Corporation
     Balance Sheet - March 31, 2001 and December 31, 2000....................................................          5- 6

     Statement of Income - Three Months Ended
     March 31, 2001 and 2000.................................................................................             7

     Statement of Cash Flows - Three Months Ended
     March 31, 2001 and 2000.................................................................................             8


     Notes to Financial Statements...........................................................................        9 - 18

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................................................       18 - 32

     Quantitative and Qualitative Disclosures About
     Market Risk.............................................................................................            32

PART II - OTHER INFORMATION

     Legal Proceedings.......................................................................................            33

     Submission of Matters to a Vote of Security Holders.....................................................            33

     Exhibits and Reports on Form 8-K........................................................................            33

     Signatures..............................................................................................            34

                                 ____________
Filing Format

This Quarterly report on Form 10-Q is a combined quarterly report being filed by two different registrants: RGS and RG&E. RGS became the holding company for RG&E on August 2, 1999. Except where the content clearly indicates otherwise, any references in this report to "RGS" include all subsidiaries of RGS including RG&E. RG&E makes no representation as to the information contained in this report in relation to RGS and its subsidiaries other than RG&E.

Abbreviations and Glossary
Company or RGS               RGS Energy Group, Inc., a holding company formed
                             August 2, 1999, which is the parent company of Rochester Gas and Electric Corporation, RGS
                             Development Corporation and Energetix, Inc.

Electric Settlement          Competitive Opportunities Case Settlement among
                             RG&E, PSC and other parties which provides the framework for the development of competition in the electric energy marketplace through June 30, 2002

Energetix                    Energetix, Inc., a wholly-owned subsidiary of RGS

Energy Choice                A competitive electric retail access program of
                             RG&E being phased-in over a period ending July,
                             2001

FERC                         Federal Energy Regulatory Commission

Ginna Plant                  Ginna Nuclear Plant which is wholly owned by RG&E

Griffith Griffith Oil Company Inc., an oil, gasoline and propane distribution company acquired by Energetix in 1998

Heating degree day           A measure that quantifies the extent to which the
                             daily outdoor average temperature falls below a base of 65 degrees Fahrenheit. One degree day is counted for each degree day falling below the assumed base for each calendar day

Nine Mile Two                Nine Mile Point Nuclear Plant Unit No. 2 of which
                             RG&E owns a 14% share

NRC                          Nuclear Regulatory Commission

NYISO                        New York Independent System Operator

NYPA                         New York Power Authority

NYSDEC                       New York State Department of Environmental
                             Conservation

PSC                          New York State Public Service Commission

Regulatory Assets            Deferred costs whose classification as an asset on
                             the balance sheet is permitted by SFAS-71, Accounting for the Effects of Certain Types of Regulation

RG&E Rochester Gas and Electric Corporation, a wholly-owned subsidiary of RGS

RGS Development              RGS Development Corporation, a wholly-owned
                             subsidiary of RGS

RTO                          Regional Transmission Organization

SEC                          Securities and Exchange Commission

SFAS                         Statement of Financial Accounting Standards

SFAS 71                      Accounting for the Effects of Certain Types of
                             Regulation

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM1. FINANCIAL STATEMENTS

                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)
                                  (Unaudited)

                                                           March 31,           December 31,
                                                             2001                  2000
Assets
-------------------------------------------------------------------------------------------
Utility Plant
Electric                                                  $2,481,340             $2,467,289
Gas                                                          478,328                471,051
Common                                                       167,457                164,872
Nuclear                                                      292,430                292,588
                                                          ----------             ----------
                                                           3,419,555              3,395,800
Less:  Accumulated depreciation                            1,761,407              1,750,493
       Nuclear fuel amortization                             258,605                254,435
                                                          ----------             ----------
                                                           1,399,543              1,390,872
Construction work in progress                                118,438                111,486
                                                          ----------             ----------
       Net Utility Plant                                   1,517,981              1,502,358
                                                          ----------             ----------
Current Assets
Cash and cash equivalents                                     22,963                 16,258
Accounts receivable, net of allowance for
  doubtful accounts:
  2001 - $34,648; 2000 - $34,550                             160,350                136,374
Unbilled revenue receivable                                   63,566                 71,120
Fuels                                                         11,961                 46,868
Materials and supplies                                         9,273                  8,187
Prepayments                                                   35,539                 26,268
Other current assets                                           3,358                  2,292
                                                          ----------             ----------
           Total Current Assets                              307,010                307,367
                                                          ----------             ----------
Intangible Assets
Goodwill, net                                                 27,706                 27,971
Other intangible assets, net                                  22,096                 22,614
                                                          ----------             ----------
           Total Intangible Assets                            49,802                 50,585
                                                          ----------             ----------
Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                234,551                244,514
Nine Mile Two deferred costs                                  26,892                 27,155
Unamortized debt expense                                      16,199                 16,602
Other deferred debits                                          4,336                  4,674
Regulatory assets                                            402,242                412,790
Other assets                                                   1,545                  1,330
                                                          ----------             ----------
           Total Deferred Debits and Other Assets            685,765                707,065
                                                          ----------             ----------
           Total Assets                                   $2,560,558             $2,567,375
                                                          ==========             ==========

                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)
                                  (Unaudited)

                                                                      March 31,            December 31,
                                                                         2001                  2000
Capitalization and Liabilities
-------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                      $  580,148             $  580,132
               - promissory notes                                       241,010                243,728
Preferred stock redeemable at option of RG&E                             47,000                 47,000
Preferred stock subject to mandatory redemption                          25,000                 25,000
Common shareholders' equity
Common stock
  Authorized 100,000,000 shares; 38,956,726 shares issued at
  March 31, 2001 and at December 31, 2000                               704,304                702,807
Retained earnings                                                       211,395                181,546
                                                                     ----------             ----------
                                                                        915,699                884,353
  Less: Treasury stock at cost (4,379,300 shares at March 31, 2001
        and at December 31, 2000)                                       117,238                117,238
                                                                     ----------             ----------
           Total Common Shareholders' Equity                            798,461                767,115
                                                                     ----------             ----------
           Total Capitalization                                       1,691,619              1,662,975
                                                                     ----------             ----------
Long Term Liabilities
  Nuclear waste disposal                                                 98,635                 97,291
  Uranium enrichment decommissioning                                      9,750                  9,649
  Site remediation                                                       24,528                 24,420
                                                                     ----------             ----------
                                                                        132,913                131,360
                                                                     ----------             ----------
Current Liabilities
Long term debt due within one year                                       12,105                 12,095
Short term debt                                                          76,900                122,400
Accounts payable                                                         86,866                108,618
Dividends payable                                                        16,485                 16,515
Other                                                                    85,943                 57,491
                                                                     ----------             ----------
           Total Current Liabilities                                    278,299                317,119
                                                                     ----------             ----------
Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                       275,029                277,787
Pension costs accrued                                                    20,736                 26,547
Kamine deferred credit                                                   50,260                 51,920
Post employment benefits                                                 55,585                 54,505
Other                                                                    56,117                 45,162
                                                                     ----------             ----------
           Total Deferred Credits and Other Liabilities                 457,727                455,921
                                                                     ----------             ----------
           Total Capitalization and Liabilities                      $2,560,558             $2,567,375
                                                                     ==========             ==========

The accompanying notes are an integral part of the financial statements.

                             RGS Energy Group Inc.
                       Consolidated Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                             For the Three Months Ended
                                                                                                      March 31,
                                                                                                  2001           2000
                                                                                            ---------------  ------------
OPERATING REVENUES
  Electric                                                                                        $190,756      $179,784
  Gas                                                                                              166,425       119,568
  Other                                                                                            150,598        86,499
                                                                                            ---------------  ------------
    Total Operating Revenues                                                                       507,779       385,851

OPERATING EXPENSES
Fuel Expenses
  Fuel for electric generation                                                                      12,549        10,963
  Purchased electricity                                                                             21,511        18,215
  Gas purchased for resale                                                                         113,486        63,937
  Unregulated fuel expenses                                                                        129,758        75,789
                                                                                            ---------------  ------------
    Total Fuel Expenses                                                                            277,304       168,904
                                                                                            ---------------  ------------
Operating Revenues Less Fuel Expenses                                                              230,475       216,947

Other Operating Expenses
  Operations and maintenance excluding fuel                                                         66,269        70,517
  Unregulated operating and maintenance expenses excluding fuel                                     11,773         7,385
  Depreciation and amortization                                                                     30,487        28,995
  Taxes - state, local and other                                                                    27,676        29,826
  Income taxes                                                                                      30,649        26,568
                                                                                            ---------------  ------------
    Total Other Operating Expenses                                                                 166,854       163,291
                                                                                            ---------------  ------------
Operating Income                                                                                    63,621        53,656

OTHER (INCOME) AND DEDUCTIONS
  Allowance for other funds used during construction                                                  (238)         (191)
  Income taxes                                                                                      (1,392)          445
  RGS/Energy East Merger Expenses                                                                    3,407             0
  Other - net                                                                                         (120)       (1,079)
                                                                                            ---------------  ------------
    Total Other (Income) and Deductions                                                              1,657          (825)

INTEREST CHARGES
  Long term debt                                                                                    14,157        14,465
  Other - net                                                                                        1,886           980
  Allowance for borrowed funds used during construction                                               (382)         (306)
                                                                                            ---------------  ------------
    Total Interest Charges                                                                          15,661        15,139
                                                                                            ---------------  ------------
Net Income                                                                                          46,303        39,342
                                                                                            ---------------  ------------
Preferred Stock Dividend Requirements                                                                  925           925
                                                                                            ---------------  ------------
Net Income Applicable to Common Stock                                                               45,378        38,417
                                                                                            ---------------  ------------

Average Number of Common Shares (000's)
    Common Stock                                                                                    34,577        35,783
    Common Stock and Equivalents                                                                    34,879        35,803

Earnings per Common Share - Basic                                                                 $   1.31      $   1.07
Earnings per Common Share - Diluted                                                               $   1.30      $   1.07
Cash Dividends Paid per Common Share                                                              $   0.45      $   0.45

The accompanying notes are an integral part of the financial statements.

                            RGS ENERGY GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                          Three Months Ended
(Thousands of Dollars)                                                         March 31,
------------------------------------------------------------------------------------------------------
                                                                    2001                        2000
                                                                  --------                    --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                        $ 46,303                    $ 39,342
Adjustments to reconcile net income to net cash provided
  from operating activities:
Depreciation & amortization                                         35,230                      33,380
Deferred recoverable fuel costs                                     10,791                      15,242
Income taxes deferred                                                  (81)                     (3,348)
Allowance for funds used during construction                          (620)                       (497)
Unbilled revenue                                                     7,554                       1,164
Post employment benefit/pension costs                                  869                       1,525
Provision for doubtful accounts                                         98                         (25)
Changes in certain current assets and liabilities; net of assets acquired and liabilities assumed in acquisitions:
     Accounts receivable                                           (24,074)                     (8,043)
     Materials, supplies and fuels                                  33,821                      17,674
     Taxes accrued                                                   6,040                       2,804
     Accounts payable                                              (21,752)                      1,183
     Other current assets and liabilities, net                      13,976                      24,037
Other, net                                                           2,717                      (7,529)
                                                                  --------                   ---------
                   Total Operating                                 110,872                     116,909
                                                                  --------                   ---------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                     (32,438)                    (26,771)
Nuclear generating plant decommissioning fund                       (5,136)                     (5,136)
Acquisitions, net of cash                                                -                      (1,296)
Other, net                                                          (1,723)                          2
                                                                  --------                   ---------
                   Total Investing                                 (39,297)                    (33,201)
                                                                  --------                   ---------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
  Short term borrowings, net                                       (45,500)                       (500)
Retirement of long term debt                                             -                     (30,000)
Repayment of promissory notes                                         (990)                       (919)
Dividends paid on preferred stock                                     (925)                       (925)
Dividends paid on common stock                                     (15,560)                    (16,153)
Payment for treasury stock                                               -                      (7,837)
Other, net                                                          (1,895)                     (7,904)
                                                                  --------                   ---------
                   Total Financing                                 (64,870)                    (64,238)
                                                                  --------                   ---------
                   Increase in cash and cash equivalents             6,705                      19,470
                   Cash and cash equivalents at beginning of
                     period                                         16,258                       8,288
                                                                  --------                   ---------
                   Cash and cash equivalents at end of period     $ 22,963                   $  27,758
                                                                  ========                   =========

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)
                                  (Unaudited)




                                               March 31,                    December 31,
Assets                                           2001                           2000
------------------------------------------------------------------------------------------
Utility Plant
Electric                                      $2,481,340                     $2,467,289
Gas                                              478,328                        471,051
Common                                           118,715                        117,473
Nuclear                                          292,430                        292,588
                                              ----------                     ----------
                                               3,370,813                      3,348,401
Less:  Accumulated depreciation                1,745,591                      1,735,752
       Nuclear fuel amortization                 258,605                        254,435
                                              ----------                     ----------
                                               1,366,617                      1,358,214
Construction work in progress                    118,438                        111,486
                                              ----------                     ----------
           Net Utility Plant                   1,485,055                      1,469,700
                                              ----------                     ----------
Current Assets
Cash and cash equivalents                         13,118                          4,851

Accounts receivable, net of allowance for
  doubtful accounts:
  2001 - $33,482; 2000 - $33,482                 110,462                         93,130
Affiliate receivable                              51,740                         51,558
Unbilled revenue receivable                       49,398                         61,838
Fossil Fuel                                        4,295                         33,896
Materials and supplies                             9,273                          8,187
Prepayments                                       32,943                         23,782
                                              ----------                     ----------
           Total Current Assets                  271,229                        277,242
                                              ----------                     ----------
Deferred Debits and Other Assets
Nuclear generating plant
 decommissioning fund                            234,551                        244,514
Nine Mile Two deferred costs                      26,892                         27,155
Unamortized debt expense                          16,199                         16,602
Other deferred debits                              4,336                          4,674
Regulatory assets                                402,242                        412,788
Other assets                                         367                              -
                                              ----------                     ----------
           Total Deferred Debits
            and Other Assets                     684,587                        705,733
                                              ----------                     ----------
           Total Assets                       $2,440,871                     $2,452,675
                                              ==========                     ==========



                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)
                                  (Unaudited)





                                                                     March 31,                   December 31,
Capitalization and Liabilities                                         2001                         2000
-------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                     $  580,148                   $  580,132
               - promissory notes                                      210,791                      211,703
Preferred stock redeemable at option of RG&E                            47,000                       47,000
Preferred stock subject to mandatory redemption                         25,000                       25,000
Common shareholder's equity
  Authorized 50,000,000 shares; 38,885,813 shares issued at
  March 31, 2001 and at December 31, 2000                              700,318                      700,318
  Retained earnings                                                    192,682                      166,184
                                                                    ----------                   ----------
                                                                       892,999                      866,502

  Less: Treasury stock at cost (4,379,300 shares at March 31, 2001
        and at December 31, 2000)                                      117,238                      117,238
                                                                    ----------                   ----------
           Total Common Shareholder's Equity                           775,761                      749,264
                                                                    ----------                   ----------
           Total Capitalization                                      1,638,700                    1,613,099
                                                                    ----------                   ----------
Long Term Liabilities
  Nuclear waste disposal                                                98,635                       97,291
  Uranium enrichment decommissioning                                     9,750                        9,649
  Site remediation                                                      22,357                       22,356
                                                                    ----------                   ----------
                                                                       130,742                      129,296
                                                                    ----------                   ----------
Current Liabilities
Long term debt due within one year                                       4,149                        4,227
Short term debt                                                         58,000                       98,000
Accounts payable                                                        59,586                       79,356
Affiliate payable                                                       11,974                       18,451
Dividends payable                                                       16,485                       16,515
Other                                                                   67,433                       41,664
                                                                    ----------                   ----------
           Total Current Liabilities                                   217,627                      258,213
                                                                    ----------                   ----------
Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                      271,429                      274,299
Pension costs accrued                                                   20,736                       26,548
Kamine deferred credit                                                  50,260                       51,920
Post employment benefits                                                55,585                       54,505
Other                                                                   55,791                       43,219
                                                                    ----------                   ----------
           Total Deferred Credits and Other Liabilities                453,802                      450,491
                                                                    ----------                   ----------
           Total Capitalization and Liabilities                     $2,440,871                   $2,451,099
                                                                    ==========                   ==========

The accompanying notes are an integral part of the financial statements.

                    Rochester Gas and Electric Corporation

                              Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)

------------------------------------------------------------------------------------------------
                                                                For the Three Months Ended
                                                                         March 31,
                                                               2001                     2000
                                                           ------------           --------------
OPERATING REVENUES
  Electric                                                   $189,060                 $176,708
  Gas                                                         141,107                  114,143
                                                           ------------           --------------
    Total Operating Revenues                                  330,167                  290,851

OPERATING EXPENSES
Fuel Expenses
  Fuel for electric generation                                 12,549                   10,963
  Purchased electricity                                        20,793                   16,163
  Gas purchased for resale                                     89,428                   59,238
                                                           ------------           --------------
    Total Fuel Expenses                                       122,770                   86,364
                                                           ------------           --------------
Operating Revenues Less Fuel Expenses                         207,397                  204,487

Other Operating Expenses
  Operations and maintenance excluding fuel                    66,267                   70,517
  Depreciation and amortization                                28,379                   28,060
  Taxes - state, local and other                               26,023                   28,584
  Income taxes                                                 27,535                   25,145
                                                           ------------           --------------
    Total Other Operating Expenses                            148,204                  152,306
                                                           ------------           --------------
Operating Income                                               59,193                   52,181

OTHER (INCOME) AND DEDUCTIONS
  Allowance for other funds used during construction             (238)                    (191)
  Income taxes                                                 (1,571)                     417
  RGS/Energy East Merger Expenses                               3,311                        0
  Other - net                                                     280                   (1,042)
                                                           ------------           --------------
    Total Other (Income) and Deductions                         1,782                     (816)

INTEREST CHARGES
  Long term debt                                               13,850                   14,096
  Other - net                                                   1,055                      865
  Allowance for borrowed funds used during construction          (382)                    (306)
                                                           ------------           --------------
    Total Interest Charges                                     14,523                   14,655
                                                           ------------           --------------
Net Income                                                     42,888                   38,342
                                                           ------------           --------------
Dividends on Preferred Stock                                      925                      925
                                                           ------------           --------------
Net Income Applicable to Common Stock                          41,963                   37,417
                                                           ------------           --------------

Average Number of Common Shares (000's)
    Common Stock                                               34,577                   35,783


The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                          STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months Ended
(Thousands of Dollars)                                                                 March 31,
-----------------------------------------------------------------------------------------------------------
                                                                                 2001                  2000
                                                                           ----------            ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                   $ 42,888              $ 38,342
Adjustments to reconcile net income to net cash provided
     from operating activities:
Depreciation & amortization                                                    32,839                32,428
Deferred recoverable fuel costs                                                10,791                15,242
Income taxes deferred                                                            (193)               (1,970)
Allowance for funds used during construction                                     (620)                 (497)
Unbilled revenue                                                               12,440                 4,360
Post employment benefit/pension costs                                             869                 1,525
Provision for doubtful accounts                                                     -                    13
Changes in certain current assets and liabilities:
     Accounts receivable                                                      (17,514)               (9,729)
     Materials, supplies and fuels                                             28,515                18,288
     Taxes accrued                                                              7,169                 4,028
     Accounts payable                                                         (14,267)                4,580
     Other current assets and liabilities, net                                  9,699                18,809
Other, net                                                                      1,534                (5,033)
                                                                           ----------            ----------
                   Total Operating                                            114,150               120,386
                                                                           ----------            ----------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                (31,095)              (26,345)
Nuclear generating plant decommissioning fund                                  (5,136)               (5,136)
Other, net                                                                          -                  (475)
                                                                           ----------            ----------
                   Total Investing                                            (36,231)              (31,956)
                                                                           ----------            ----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
     Short term borrowings, net                                               (40,000)                    -
Retirement of long term debt                                                        -               (30,000)
Repayment of promissory notes                                                    (990)                 (919)
Dividends paid on preferred stock                                                (925)                 (925)
Dividends paid on common stock                                                (15,560)              (16,153)
Payment for treasury stock                                                          -                (7,837)
Other, net                                                                    (12,177)              (10,377)
                                                                           ----------            ----------
                   Total  Financing                                           (69,652)              (66,211)
                                                                           ----------            ----------
                   Increase in cash and cash equivalents                        8,267                22,219
                   Cash and cash equivalents at beginning of period             4,851                 6,443
                                                                           ----------            ----------
                   Cash and cash equivalents at end of period                $ 13,118              $ 28,662
                                                                           ----------            ----------

The accompanying notes are an integral part of the financial statements.

RGS ENERGY GROUP, INC.
ROCHESTER GAS AND ELECTRIC CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1. SUMMARY OF ACCOUNTING PRINCIPLES

HOLDING COMPANY FORMATION
     On August 2, 1999, Rochester Gas and Electric Corporation ("RG&E") was reorganized into a holding company structure in accordance with the Agreement and Plan of Exchange between RG&E and RGS Energy Group, Inc. ("RGS"). RG&E's common stock was exchanged on a share-for-share basis for RGS' common stock. RG&E's preferred stock was not exchanged as part of the share exchange and will continue as shares of RG&E.

BASIS OF PRESENTATION
     This is a combined report of RGS and RG&E, a regulated Electric and Gas subsidiary. The Notes to Financial Statements apply to both RGS and RG&E. RGS's Consolidated Financial Statements include the accounts of RGS and its wholly owned subsidiaries, including RG&E, and two non-utility subsidiaries, Energetix, Inc. ("Energetix") and RGS Development Corporation ("RGS Development"). RGS and RG&E, in the opinion of management, have included adjustments (which include normal recurring adjustments) which are necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 2001 are subject to adjustment at the end of the year when they will be audited by independent accountants.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Moreover, the results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the RGS and RG&E combined Annual Report on Form 10-K for the year ended December 31, 2000.

RECLASSIFICATIONS
     Certain amounts in the prior years' financial statements were reclassified to conform with current year presentation.

MERGER AGREEMENT
     On February 20, 2001, RGS announced that it had entered into an Agreement and Plan of Merger ("Merger Agreement"), dated as of February 16, 2001, with Energy East ("Energy East"), a New York corporation, and Eagle Merger Corp., a New York corporation that will be a wholly owned subsidiary of Energy East at the effective time of the merger ("Merger Sub"), pursuant to which RGS will be merged with and into Merger Sub (the "Merger") and RGS will become a wholly owned subsidiary of Energy East. As a result of the Merger, all of the outstanding common stock of RGS will be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. Energy East will also assume approximately $1.0 billion of RGS debt.

     Under the Merger Agreement, subject to possible adjustments for tax reasons, 45% of the RGS common stock will be converted into a number of shares of Energy East common stock with a value of $39.50 per RGS share, subject to restrictions on the maximum and minimum number of shares of Energy East common stock to be issued, and 55% of the RGS common stock will be converted into $39.50 in cash per RGS share. RGS shareholders will be able to specify the percentage of the consideration they wish to receive in shares of Energy East common stock and in cash, subject to proration.

     The Merger is subject to, among other things, the approval of RGS shareholders and Energy East shareholders, and the approvals of various regulatory agencies, including the New York State Public Service Commission ("PSC"), Federal Energy Regulatory Commission ("FERC"), Nuclear Regulatory Commission ("NRC") and the Securities and Exchange Commission ("SEC"). A Joint Petition by the parties to the Merger, seeking approval of the PSC pursuant to
Section 70 of the Public Service Law, was filed on March 23, 2001. All regulatory approvals are expected to be obtained in about 12 months.

NEW YORK STATE TAX CHANGES
     On May 15, 2000 changes to the New York State tax laws were signed into law effective January 1, 2000. In June 2000 the Company recorded taxes in accordance with these changes. The effect of these changes was a reduction in the gross receipts tax rate, elimination of excess dividends taxes, and the imposition of a state income tax. As a result, deferred state income taxes were established in accordance with the transition rules to recognize timing differences between book and tax deductibility. This transition item results in a one-time tax benefit that has been deferred for future rate treatment in accordance with the Electric Settlement.

ADOPTION OF SFAS 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company has adopted SFAS 133 as of January 1, 2001. For a description of SFAS 133, see Note 1 of the combined Form 10-K for RGS and RG&E for the year ended December 31, 2000. The cumulative effect of this change has not materially impacted the Company's net income. This broad and complex standard requires, with limited exception, derivative transactions to be recognized and recorded on the Company's balance sheet at fair value. At March 31, 2001, the balance sheet effect of adopting SFAS 133 was not significant.

Note 2.  OPERATING SEGMENT FINANCIAL INFORMATION
     The Company has identified three operating segments of its business based on the types of products and services it offers and the regulatory environment under which it operates. The three segments are regulated electric, regulated gas, and unregulated. The regulated segments' financial records are maintained in accordance with the accounting principles generally accepted in the United States of America ("GAAP") and PSC accounting policies. The unregulated segment's financial records are maintained in accordance with GAAP.


                                                         For the Three Months Ended March 31

                                               Regulated                 Regulated
                                                Electric                    Gas                Unregulated
                                                --------                    ---                -----------
(thousands of dollars)                      2001        2000         2001        2000        2001        2000
                                            ----        ----         ----        ----        ----        ----
Operating Income                        $ 42,306    $ 34,298     $ 16,887    $ 17,883    $  4,422    $  1,449
Revenues - External Customers            189,060     176,708      141,107     114,143     214,573     111,892
Revenues - Intersegment Transactions      27,301      16,892        9,660           -           -           -

The operations of RGS Development are included in Other (Income) and Deductions in the RGS Consolidated Statement of Income. The total amount of the revenues identified by operating segment do not equal the total Company consolidated amounts as shown in the RGS Consolidated Statement of Income. This is due to the elimination of certain intersegment revenues during consolidation. A reconciliation follows:

                                          For the Three Months
                                             Ended March 31,
(thousands of dollars)
Revenues                                       2001       2000
                                           --------   --------
Regulated Electric                         $189,060   $176,708
Regulated Gas                               141,107    114,143
Unregulated                                 214,573    111,892
                                           --------   --------
Total                                      $544,740   $402,743
Reported on RGS Consolidated
  Income Statement                          507,779    385,851

Difference to reconcile                      36,961     16,892

Intersegment Revenue
   Regulated Electric from Unregulated       27,301     16,892
   Regulated Gas from Unregulated             9,660          -
                                           --------   --------
      Total Intersegment                   $ 36,961   $ 16,892

The following matters supplement the information contained in Notes 2, 3, & 12 to the Financial Statements included in the RGS and RG&E combined Annual Report on Form 10-K for the year ended December 31, 2000 and should be read in conjunction with the material contained in those Notes.

Note 3.   NUCLEAR-RELATED MATTERS
---------------------------------

NINE MILE NUCLEAR PLANTS
     On June 24, 1999, Niagara Mohawk and New York State Electric & Gas Corporation ("NYSEG") announced their intention to sell their interests in the Nine Mile One and Nine Mile Two nuclear plants to AmerGen Energy Company, L.L.C. ("AmerGen"), a joint venture of PECO Energy and British Energy. Niagara Mohawk owns 41 percent of Nine Mile Two and 100 percent of Nine Mile One and NYSEG owns 18 percent of Nine Mile Two.

     RG&E's 14 percent interest in Nine Mile Two was not included in the proposal, but RG&E has a right of first refusal to buy the interests of the other owners of Nine Mile Two on terms at least as favorable as those offered. RG&E exercised its right of first refusal and broadened it to include Nine Mile One with which Nine Mile Two was paired in the proposal. However, in the ensuing discussions with the PSC staff it became clear that the transaction on the terms proposed would not be approved by the PSC.

     On April 25, 2000, the PSC issued an order that allowed NYSEG and Niagara Mohawk to withdraw their petition to sell their interests in the Nine Mile plants to AmerGen. The order concluded that Nine Mile's market value is "greatly in excess of the original AmerGen purchase price" and that multiple entities are now interested in the Nine Mile plants. The order also concluded that "...failure for the utilities to determine the market value of the Nine Mile facilities at this time, through an open process, would raise serious prudence questions." With respect to stranded costs, the PSC order indicated that stranded costs cannot be finally quantified "until the disposition of the plants by the utilities is decided." The PSC's order did, however, observe that (1) a sale would be considered within its policy of separating generation from transmission and distribution, (2) a sale at current market values would constitute appropriate mitigation of stranded costs and (3) ratemaking treatment of a sale would be resolved in accordance with each company's competitive opportunities/restructuring order taking into account reduced risk and corollary divestiture effects.

     After issuance of the PSC's order, RG&E decided to determine the market value of its interest in Nine Mile Two. On June 1, 2000, RG&E issued a press release announcing an auction process by RG&E, Central Hudson, NYSEG and Niagara Mohawk in connection with their ownership interests in Nine Mile Two and Niagara Mohawk's interest in Nine Mile One.

     On December 11, 2000, RG&E, Niagara Mohawk, Central Hudson and NYSEG entered into an agreement to sell their ownership interests in Nine Mile Two (and in the case of Niagara Mohawk, Nine Mile One) to Constellation Nuclear, L.L.C. ("Constellation Nuclear"). Constellation Nuclear was the successful bidder in a competitive auction conducted for the plants. The Long Island Power Authority, an 18 percent owner of Nine Mile Two, is not participating in the sale.

     The purchase price for RG&E's 14% ownership interest in Nine Mile Two is $99.2 million, $49.6 million of which will be paid in cash at closing and $49.6 million of which will be paid in five equal annual principal installments plus interest at a rate of 11% pursuant to a five year promissory note. Principal and interest payments under the promissory note will total approximately $66 million unless the note is pre-paid. The purchase price is subject to adjustment at the time of closing. The aggregate purchase price for 82 percent of Nine Mile Two is $581 million. The aggregate purchase price, including cash payments at closing and payments of principal and interest to all of the sellers under the promissory notes, is $676.6 million for 82 percent of Nine Mile Two.

     Also, part of the transaction is a power purchase agreement whereby Constellation Nuclear has agreed to sell the output from 90 percent of RG&E's 14 percent interest in Nine Mile Two back to RG&E for approximately 10 years at an average price of less than $35 per MWh over the term of the power purchase agreement.

     After the completion of the power purchase agreement, a 10-year revenue sharing agreement begins. The revenue sharing agreement will provide RG&E with a hedge against electricity price increases and could provide RG&E additional revenue through 2021. The revenue sharing agreement provides that, to the extent market prices (for energy and capacity) exceed certain strike prices, 14% of the market value of Nine Mile Two's actual output (capped at 160 MW) above the strike price will be shared 80% to RG&E and 20% to Constellation Nuclear. When actual market prices are lower than strike prices, such negative amounts will be carried forward as credits against subsequent payments.

     At closing, the sellers' pre-existing decommissioning funds will be transferred to Constellation Nuclear and Constellation Nuclear will assume the sellers' obligation to decommission Nine Mile Two.

     The NRC, FERC, PSC and other regulatory bodies must approve the sale. Receipt of such regulatory approvals in form and substance satisfactory to RG&E, is a condition to RG&E's obligation to close the transaction. The transaction is targeted to close in mid-2001. At March 31, 2001, the net book value of RG&E's 14 percent interest in the Nine Mile Two generating facility was approximately $357 million. RG&E also had investments in fuel of approximately $7.8 million, transmission and distribution facilities of $3.4 million and construction work in progress of $5.3 million

      On January 31, 2001, RG&E, together with Niagara Mohawk, Central Hudson, NYSEG and Constellation Nuclear filed a petition with the PSC pursuant to
Section 70 of the Public Service Law, requesting that the PSC authorize the sellers to transfer to Constellation Nuclear their interests in Nine Mile Two in accordance with the rate treatment proposed. For RG&E, the rate treatment proposed includes full recovery of the regulatory asset remaining after the sale. Certain parties to the Section 70 proceeding, including the PSC Staff, have taken the position that RG&E and other co-tenants should not be allowed to recover their full costs resulting from the sale. RG&E does not concur with these proposed adjustments and intends to contest them vigorously. The outcome of the proceeding cannot be predicted.

     Prior to the events discussed above, the PSC had initiated a proceeding to examine the appropriate role of the nuclear power plants in New York State in developing a competitive market for electricity. Collaborative efforts of the parties led to the development of a report on the subject which the PSC discussed at a July 1999 session without issuing an order. No significant activity has since occurred in the proceeding and RG&E cannot predict what the PSC may do to continue or conclude it. Since all nuclear plants in the state either have now been sold or are under contract to be sold, except for RG&E's Ginna Plant, the PSC could regard the proceeding as moot.

URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND
     The Energy Policy Act of 1992 required nuclear plant owners that had previously contracted with the federal government for uranium enrichment services to pay DOE-levied annual assessments for a portion of the cost to decontaminate and decommission the government's uranium enrichment facilities. In June 1998, approximately twenty electric utilities including RG&E brought suit against the United States in the Federal District Court for the Southern District of New York, seeking a declaratory judgment that this $2.25 billion retroactive assessment should be enjoined because it was unconstitutional on due process and taking grounds. In December 2000, the Court of Appeals for the Federal Circuit upheld, by a 2-1 vote, the District Court's denial of a government motion either to transfer the case to the Court of Federal Claims, where cases seeking assessment refunds on similar facts have been dismissed, or in the alternative to dismiss the complaint. Proceedings continue in the Federal District Court.

     The assessments for Ginna and RG&E's share of Nine Mile Two are estimated to total $22.1 million, excluding inflation and interest. Installments aggregating approximately $14.7 million have been paid through March 31, 2001. A liability has been recognized on the financial statements along with a corresponding regulatory asset. RG&E's liability for the two facilities at March 31, 2001 was $11.6 million ($9.8 million as a long-term liability and $1.8 million as a current liability). RG&E is recovering these costs in rates.

Note 4.  REGULATORY MATTERS

REGULATORY ASSETS
     With PSC approval RG&E has deferred certain costs rather than recognize them as expense when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71, "Accounting for the Effects of Certain Types of Regulation". These deferred costs are shown as regulatory assets on the Company's and RG&E's Balance Sheets. Such cost deferral is appropriate in a traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. In a purely competitive pricing environment, such costs might not have been incurred and could not have been deferred. Accordingly, if RG&E were no longer allowed to defer some or a portion of these costs under SFAS-71, these assets would be adjusted accordingly, which could include writing off up to the entire amount.

     Below is a summary of RG&E's regulatory assets as of March 31, 2001 and December 31, 2000:

                                                                Millions of Dollars
                                                      March 31, 2001           Dec. 31, 2000
                                                    -------------------        -------------
     Kamine Settlement                                      $176.7                 $179.1
     Income Taxes                                             99.2                  101.9
     Oswego Plant Sale                                        72.3                   74.4
     Deferred Environmental SIR costs                         13.7                   16.6
     Uranium Enrichment Decommissioning Deferral              12.4                   12.7
     Labor Day 1998 Storm Costs                                9.5                    9.3
     Other, net                                               18.4                   18.8
                                                            ------                 ------

     Total - Regulatory Assets                              $402.2                 $412.8
                                                            ======                 ======

     See the combined 2000 Form 10-K of RGS and RG&E, Item 8, Note 3 of the Notes to Financial Statements, "Regulatory Matters" for a description of the regulatory assets shown above.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. An example includes high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at March 31, 2001 depends on market prices and the competitive market in New York State which is still under development and subject to continuing changes which are not yet determinable, but the amount could be significant. Strandable assets, if any, could be written down for impairment of recovery based on SFAS-121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", which requires write-down of long-lived assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be recoverable.

     At March 31, 2001 RG&E believed that its regulatory assets are probable of recovery. The Electric Settlement does not impair the opportunity of RG&E to recover its investment in these assets. However, the Electric Settlement provides for the non-nuclear generation to-go costs to be subject to market forces during the current Settlement term. Should the costs of non-nuclear generation exceed market prices, the Company may no longer be able to apply SFAS-71. These costs have been below prevailing market prices. The PSC issued an Opinion and Order Instituting Further Inquiry on March 20, 1998 to address issues surrounding nuclear generation. RG&E is unable to determine when this proceeding may conclude. The ultimate determination in this proceeding or any proceeding to consider RG&E's proposed sale of its interest in Nine Mile Two as discussed under "Nuclear-Related Matters" could have an impact on strandable assets and the recovery of nuclear costs.

     In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on RG&E for full service, leaving RG&E with surplus pipeline and storage capacity, as well as natural gas supplies under contract. RG&E has been restructuring its transportation, storage and supply portfolio to reduce its potential exposure to strandable assets. Regulatory developments referred to under "Gas Retail Access Settlements" below, may affect this exposure, but whether and to what extent there may be an impact on the level and recoverability of strandable assets cannot be determined at this time.

GAS RETAIL ACCESS SETTLEMENTS.
     On January 25, 2001, RG&E reached agreement with PSC Staff and other parties on a comprehensive rate and restructuring proposal for its natural gas business (the "Gas Rates and Restructuring Proposal"), as contemplated in the PSC's Restructuring Policy Statement issued November 3, 1998.

     Since mid-1998, RG&E, PSC Staff and other parties had engaged in settlement negotiations regarding RG&E's rates and restructuring. These negotiations resulted in two previous agreements among RG&E, PSC Staff and several other parties. The first was implemented in September 1999 and addressed the following issues: a capacity release revenue imputation, capacity cost mitigation measures, a timetable for public filing and resumption of negotiations, and improvement of RG&E's retail access program. The September 1999 agreement was approved by the PSC in an Order issued September 30, 1999.

     Pursuant to the September 1999 agreement, RG&E, on January 28, 2000, made a filing addressing various issues pertaining to RG&E's natural gas business, including proposals for restructuring that business and facilitating migration from fully bundled sales service to retail service provided by natural gas marketers. Certain issues presented by the January 28, 2000 filing, principally relating to the commencement of a single-retailer retail access program for gas, in substantially the same form as currently in effect for electric retail access (see "Energy Choice" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations), and the establishment of a "backout credit" to be paid to natural gas marketers serving retail customers, were resolved in a June 2000 Gas Settlement.

     The Gas Rates and Restructuring Proposal is intended to resolve all issues identified by the parties and not resolved in either the September 1999 settlement or the June 2000 Gas Settlement, as approved by the PSC. The Proposal was approved by the PSC, with some modifications, on February 28, 2001 and made effective on March 1, 2001.

     The Gas Rates and Restructuring Proposal contains a number of features that are intended to extend for different periods. The two most significant periods are the Rate Term, which applies principally to rate-related provisions and extends from July 1, 2000 through June 30, 2002, and the Rate and Restructuring Program Term which applies to most other provisions and extends from the date of approval of the Proposal through March 31, 2004. The principal features of the Proposal, as filed with the PSC, are as follows:

     (1) For the purpose of setting base, or local delivery, rates for the period beginning July 1, 2000, natural gas revenues are decreased a total of $2,806,000 from the levels in effect on June 30, 2000. This rate level is based on an agreed-upon return on equity of 11.00 percent.

     (2) Base rates are adjusted effective March 1, 2001 to reflect the revenue requirements decrease. Because the base rates that were in effect through February 28, 2001 were higher than those agreed to by the parties, RG&E, in March 2001, passed back to all its retail gas customers a temporary credit applied to rates, on a volumetric basis, equal to the amount of the reduction in rates for the period July 1, 2000 through

February 28, 2001.

     (3) In the event that RG&E achieves a return on equity in excess of 12.5 percent in any Rate Year covered by this Proposal, 90 percent of the excess over that level shall be deferred for the benefit of customers.

     (4) RG&E is allowed to defer certain prudent and verifiable costs, described in items 5 and 6 below, for recovery after the Rate Term of the Proposal, subject to PSC approval.

     (5) RG&E shall be entitled to defer any costs associated with mandates and catastrophic events that occur during the Rate Term of this Proposal. If the incremental cost impact of any individual mandate or any individual catastrophic event exceeds $600,000 per rate year, RG&E is entitled to defer the entire amount for recovery.

     (6) RG&E is entitled to defer for recovery, all incremental expenditures for competition implementation costs to the extent that such costs exceed $300,000 per year.

     (7) If migration to retail access is expected to exceed 30 percent of the small-volume customer market (i.e., customers eligible under Service Classification No. 5 - Small General Service) during the Rate Term of the Proposal, the parties will meet to discuss the PSC Transition Cost Surcharge with a view to considering changes that would reduce the allocation of capacity costs to Service Classification No. 1 - General Service customers.

     (8) RG&E is authorized to implement a Retail Access Capacity Program, contemplated to begin before the 2001-2002 heating season, pursuant to which RG&E would release pipeline capacity it currently holds to marketers serving customers in RG&E's service area. This Program will help to avoid stranded capacity costs that might otherwise result from migration of customers to marketers.

     (9) RG&E will implement a Capacity Incentive Program ("CIP"), consisting of a Capacity Cost Incentive and a Capacity Cost Imputation. Both elements are intended to encourage aggressive management of RG&E's capacity costs. The Capacity Cost Incentive is designed to share, between RG&E and its customers, the savings resulting from the difference between a base level of capacity costs and the actual capacity costs achieved. The Capacity Cost Imputation is intended to provide customers with a guaranteed level of short-term savings through the gas cost adjustment provision. "Short-term" refers to periods of one year or less. "Savings" refers to capacity release savings, as well as net revenues from off-system sales, if any. The imputed level of savings will be $1,100,000 per year for the period beginning April 1, 2001 and extending through June 30, 2002. The level will then be $500,000 per year for the period beginning July 1, 2002 and extending through March 31, 2004.

     (10) RG&E will implement a Low-Income Program for customers who require assistance. The Low-Income Program will be funded through a surcharge in customer bills.

     (11) RG&E implemented a Service Quality Performance Program to be effective as of January 1, 2001 through at least June 30, 2002. This Program establishes performance targets for six specific measures of service and provides for a maximum overall penalty of 42 basis points of gas return on equity for failure to meet the minimum levels specified.

     (12) RG&E will implement a customer education plan to increase customer awareness and understanding of competitive choice.

In approving the Gas Rates and Restructuring Proposal, the PSC made the following modifications:

(a) the minimum charge will remain at the current level of $5.81 per month for all Home Energy Assistance Program ("HEAP")-eligible, non-heating gas customers;
(b)with regard to the customer assistance portion of the Low-Income Program, instead of using a surcharge for funding, RG&E is authorized to recover program costs by netting them against costs and revenues that are reconciled annually through the gas cost adjustment; (c) the weatherization assistance portion of the Low-Income Program is eliminated and RG&E is required to coordinate weatherization efforts with the PSC's System Benefits Charge ("SBC") program; and (d) in view of the allocation of SBC funds to public awareness programs, the $200,000 incremental annual expense for the Competition Education plan is eliminated and that amount is, in effect, added to the original revenue decrease, thereby increasing the total revenue reduction to $3,000,000.

Note 5. COMMITMENTS AND OTHER MATTERS
ENVIRONMENTAL MATTERS

RGS

NEW YORK INITIATIVES
     By letter dated May 25, 2000, the New York State Department of Environmental Conservation ("NYSDEC") issued a Notice of Violation ("NOV") to RG&E, asserting that certain "modifications" to Russell and Beebee Stations during 1983-1987 resulted in a "significant increase in the capacity to emit sulfur dioxide." The NOV alleges that, as a result, permits required by the federal Clean Air Act and the State Environmental Conservation Law should have been obtained by RG&E prior to beginning the "modifications." The NOV asserts that RG&E may be liable for civil penalties of up to $10,000 per day, per violation, as well as subjected to unspecified injunctive relief. The allegations in the NOV are similar to those being made by the United States Department of Justice, on behalf of the United States Environmental Protection Agency, in enforcement cases relating to a number of electric utility coal-fired power plants in the midwest and southeast. The NOV invited RG&E to request an informal conference with the NYSDEC. Since July 2000, RG&E has had several such informal meetings with the NYSDEC and NYS Office of the Attorney General. On the merits of the allegation, RG&E does not believe it has engaged in prohibited activities at either station.

     The Governor of New York directed the NYSDEC to require electric generators to further reduce acid rain-causing emissions. The Governor has proposed extending the existing Nitrous Oxide ("NOx") control program under which RG&E's Russell Station operates to a year-round program (it is currently in effect only for the five-month ozone season). In addition, the Governor has proposed that there be a targeted reduction of approximately 50% in Sulfur Dioxide ("SO2") emissions below the existing Acid Rain Phase II limits. The state emission reductions would be phased-in during 2003 and be complete in 2007. Since this is only a proposed change, and subject to review, comment, and modification, RG&E is in the process of estimating the economic impact on it of the proposed reductions.

RG&E-OWNED WASTE SITE ACTIVITIES
     RG&E is conducting proactive Site Investigation and/or Remediation ("SIR") efforts at eight Company-owned sites where past waste handling and disposal may have occurred. Remediation activities at five of these sites are in various stages of planning or completion and the Company is investigating the other three sites. RG&E has recorded a total liability of approximately $21.9 million which it anticipates spending on SIR efforts at the eight Company-owned sites. Through March 31, 2001, the Company has incurred aggregate costs of $7.8 million for these sites.

MANUFACTURED GAS PLANTS ("MGPs")
     RG&E and its predecessors formerly owned and operated four manufactured gas facilities and acquired (following cessation of MGP operations) two others for which SIR costs are estimated to be approximately $20 million. RG&E estimates that SIR costs at one of these sites known as East Station may be as much as $14.5 million. These properties are in various stages of investigation and remediation and RG&E is coordinating its activities with the NYSDEC.

SUPERFUND AND NON-OWNED OTHER SITES

     RG&E has been or may be associated as a potentially responsible party at nine sites not owned by it and has recorded estimated liabilities of approximately $0.5 million in connection with SIR efforts at these sites. RG&E has signed orders of consent for five of these sites. RG&E's ultimate exposure will depend on the final determination of RG&E's contribution to the waste at these sites and the financial viability of the other potential responsible parties at these sites.

     In June, 1999, RG&E was named as a codefendant in a legal action brought by a party who purchased a portion of its Ambrose Yard property. The party has claimed that the RG&E's historic activities on the property resulted in the presence of residual contaminants that have adversely impacted the party's use of the property. RG&E is just beginning to investigate the claim and does not know whether the claim has any merit. There is insufficient information available at this time to predict the economic impact of the claim on RG&E.

UNREGULATED FACILITIES

     RGS's subsidiary, Energetix, acquired Griffith in 1998. A review and audit was conducted of all Griffith facilities by a nationally recognized engineering firm as part of the due diligence acquisition process by Energetix. As a result of this review 35 sites were identified which are currently undergoing evaluation and/or remediation. Using historical NYSDEC remedial actions as a guide, Griffith estimates the present value of future aggregate cleanup costs for all active sites to be approximately $1.5 million, and has recorded an accrual to reflect this liability.

     The previous owner of Griffith is obligated under the purchase agreement to pay for environmental claims or remedial action on Griffith property once the amount of environmental losses incurred by Energetix exceeds $3.5 million less any reserve reflected on the balance sheet at the time of acquisition. As of March 31, 2001 approximately $1.3 million has been spent and it is estimated $1.5 million will be spent in the future.

     In November 2000, Griffith acquired both Burnwell(R) Gas ("Burnwell") and certain assets of the New York Fuels Division of AllEnergy Marketing Company, L.L.C. Griffith had Phase I and Phase II environmental investigations performed by a nationally recognized engineering firm on all ten Burnwell properties and identified ten items requiring some type of remedial measures. With regard to the AllEnergy acquisition, Griffith reviewed Phase I and Phase II environmental reports provided by AllEnergy, together with the investigative reports prepared by independent consulting firms during the prior two years. As a result of certain identified environmental conditions, a $1.5 million accrual (on a discounted basis) has been established for AllEnergy and Burnwell. As of March 31, 2001 no environmental expenses have been incurred for AllEnergy and Burnwell. Energetix estimates that $1.6 million will be spent in the future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following is management's assessment of certain significant factors affecting the financial condition and operating results of RGS Energy Group, Inc. ("RGS" or "Company") and its subsidiaries over the past three months. The Consolidated Financial Statements and the Notes thereto contain additional data. For the three months ended

March 31, 2001, 38 percent of the Company's operating revenues were derived from electric service, 33 percent from natural gas service, and 29 percent from unregulated businesses.

FORWARD LOOKING STATEMENTS

     The discussion presented below contains statements that are not historic fact and which can be classified as forward looking. These statements can be identified by the use of certain words that suggest forward looking information, such as "believes," "will," "expects," "projects," "estimates" and "anticipates". They can also be identified by the use of words that relate to future goals or strategies. In addition to the assumptions and other factors referred to specifically in connection with the forward looking statements, some of the factors that could have a significant effect on whether the forward looking statements ultimately prove to be accurate include:

(1) uncertainties related to the regulatory treatment of Rochester Gas and Electric's ("RG&E's") nuclear generation facilities including the proposed sale of RG&E's interest in the Nine Mile Two nuclear generating facility;

(2) any state or federal legislative or regulatory initiatives (including the results of negotiations between RG&E and the PSC regarding certain gas restructurings) that affect the cost or recovery of investments necessary to provide utility service in the electric and natural gas industries. Such initiatives could include, for example, changes in the regulation of rate structures or changes in the speed or degree to which competition occurs in the electric and natural gas industries;

(3) any changes in the ability of RG&E to recover environmental compliance costs through increased rates;

(4) the determination in the nuclear generation proceeding initiated by the PSC, including any changes in the regulatory status of nuclear generating facilities and their related costs, including recovery of costs related to spent fuel and decommissioning;

(5) fluctuations in energy supply and demand and market prices for energy, capacity and ancillary services;

(6) any changes in the rate of industrial, commercial and residential growth in RG&E's and RGS's service territories;

(7) the development of any new technologies which allow customers to generate their own energy or produce lower cost energy;

(8)  any unusual or extreme weather or other natural phenomena;

(9)  the timing and extent of changes in commodity prices and interest rates;

(10) the ability of RGS to manage profitably new unregulated operations;

(11) certain unknowable risks involved in operating unregulated businesses in new territories and new industries;

(12) risks associated with the proposed merger of RGS with and into Eagle Merger Corp., that will be a wholly owned subsidiary of Energy East Corporation ("Energy East"), a New York corporation at the effective time of the merger, and if the merger is completed, the integration of RGS and Energy East; and

(13) any other considerations that may be disclosed from time to time in the publicly disseminated documents and filings of RGS and RG&E.

Shown below is a listing of the principal items discussed:

     RGS ENERGY GROUP, INC.                       Pages 20 - 21
        Unregulated Subsidiaries

     ROCHESTER GAS AND ELECTRIC CORPORATION
      Competition                                 Pages 21 - 27
        Gas Retail Access Settlements
        Gas Retail Access Program
        PSC Electric Settlement
        Energy Choice
        Nine Mile Nuclear Plants
        New York Independent System Operator
        Prospective Financial Position


      Rates and Regulatory Matters                Pages 27 - 28
        PSC Gas Restructuring Policy Statement
        FERC Gas Market Proposals
        FERC Electric Restructuring Order


     LIQUIDITY AND CAPITAL RESOURCES              Pages 28 - 29
        Merger Agreement
        Capital and Other Requirements
        Financing
        Redemption of Securities


     EARNINGS SUMMARY                             Page 30

     RESULTS OF OPERATIONS                        Pages 30 - 31
        Operating Revenues and Sales
        Operating Expenses
        Other Statement of Income Items

     DIVIDENDS                                    Pages 31 - 32


RGS ENERGY GROUP, INC.
----------------------

     RGS is a holding company and not an operating entity. RGS's operations are being conducted through its subsidiaries which include RG&E and two unregulated subsidiaries - RGS Development Corporation ("RGS Development") and Energetix, Inc. ("Energetix")

     RG&E offers regulated electric and natural gas utility service in its franchise territory. Energetix, Inc. provides energy products and services throughout upstate New York. RGS Development Corporation offers energy systems development and management services.

UNREGULATED SUBSIDIARIES

     Part of RGS's financial strategy is to seek growth by entering into unregulated businesses. The Electric Settlement allows RG&E to provide the funding for RGS to invest up to $100 million in unregulated businesses and RGS has invested $76 million (including loan guarantees) as of March 31, 2001. The first step in this direction was the formation and operation of Energetix, Inc. effective January 1, 1998. Energetix is an unregulated subsidiary that brings energy products and services to the marketplace both within and outside of RG&E's regulated franchise territory. Energetix markets electricity, natural gas, oil, gasoline, and propane fuel energy services throughout Upstate New York. Energetix has approximately 89,000 customers for natural gas and electricity service.

     In August 1998, Energetix acquired Griffith Oil Company, Inc. ("Griffith"), the second largest oil and propane distribution company in New York State. This $31.5 million acquisition was accounted for using purchase accounting and the results of Griffith's operations are reflected in the consolidated financial statements of RGS since its acquisition.

     In November 2000, Griffith acquired Burnwell(R) Gas ("Burnwell"), a full-service propane gas retailer and distributor providing fuel, appliances, heating equipment and service in the Western New York area. This acquisition adds 29,000 customers to the Griffith customer base. The acquisition was accounted for using purchase accounting and Burnwell's results of operations are reflected in the consolidated financial statements of RGS since the acquisition.

     In November 2000, Griffith also acquired certain assets of the New York Fuels Division of AllEnergy Marketing Company, L.L.C. ("AllEnergy") related to its petroleum distribution business. This acquisition adds 24,000 customers to the Griffith customer base. The acquisition was accounted for using purchase accounting and the results of the acquired operations are reflected in the consolidated financial statements of RGS since the acquisition.

     Griffith and its recent acquisitions as discussed above give Energetix access to over 123,000 customers, approximately 100,000 of whom are outside of RG&E's regulated franchise territory. In total, Griffith had approximately 620 employees and operated 28 customer service centers as of March 31, 2001.

     Additional information on Energetix's operations (including Griffith) is presented under the headings Operating Revenues and Sales and Operating Expenses.

     During the second quarter of 1998, the Company formed RGS Development to pursue unregulated business opportunities in the energy marketplace. Through March 31, 2001, RGS Development's operations have not been material to RGS's results of operations or its financial condition.

ROCHESTER GAS AND ELECTRIC CORPORATION
--------------------------------------

COMPETITION

Gas Retail Access Settlements

     On January 25, 2001, RG&E reached agreement with the New York State Public Service Commission ("PSC") Staff and other parties on a comprehensive rate and restructuring proposal for its natural gas business (the "Gas Rates and Restructuring Proposal"), as contemplated in the PSC's Restructuring Policy Statement issued November 3, 1998, with modifications, the Proposal was approved by the PSC on February 28, 2001. For a description of the Gas Rates and Restructuring Proposal, together with the modifications made by the PSC, see the discussion under Note 4 of the Notes to Financial Statements under the heading "Gas Retail Access Settlements".

     Pursuant to the Capacity Incentive Program ("CIP") established by the Gas Rates and Restructuring Proposal, RG&E, as of April 1, 2001, has released all of its ANR Pipeline Company ("ANR") and Great Lakes Gas Transmission Limited Partnership ("Great Lakes") transportation and storage capacity through March 31, 2004. To maintain the necessary level of service that had been provided by the ANR and Great Lakes facilities, RG&E entered into an agreement with Union Gas Limited ("Union") for storage service at facilities in southern Ontario, Canada. Recovery by RG&E of the costs resulting from the new storage contract with Union, as well as the recovery of the difference between the cost to the gas marketers of the released service and the amount received from the replacement shipper, will be subject to the CIP.

Gas Retail Access Program

     On December 1, 2000, RG&E implemented the single-retailer system for small volume gas customers, following the approval of a tariff filing with the PSC. Under the June 2000 Gas Settlement discussed in Note 4 of the Notes to the Financial Statements under the heading "Gas Retail Access Settlements", RG&E is permitted to recover the difference between the backout credit paid marketers ($3.75 per customer per month) and RG&E's short-run avoided costs associated with the migration of gas sales customers to retail access under the single retailer system. For purposes of the June 2000 Gas Settlement, this assumed difference was set at $2.55 per customer per month. Both the backout credit and the assumed difference are to remain in effect at these levels over the term of the Settlement (generally through June 30, 2002), subject to possible further negotiations in the event of a particularly rapid migration of customers.

     On April 1, 2001, RG&E also implemented the single-retailer model program for large volume gas customers. With this transition completed, all small and large volume retail customers are now eligible to participate under the single retailer model.

     As of May 1, 2001, twenty energy service companies, including Energetix, are qualified by RG&E to serve retail gas customers under RG&E's Gas Retail Access Program.

     RG&E attempts to mitigate its risks of energy marketer defaults by requiring security deposits as permitted by PSC Transportation Gas Customer Tariffs.

PSC Electric Settlement

     During 1996 and 1997, RG&E, the staff of the PSC and several other parties negotiated an agreement which was approved by the PSC in November 1997 ("Electric Settlement"). The Electric Settlement sets the framework for the introduction and development of open competition in the electric energy marketplace and lasts through June 30, 2002. In phases, RG&E will allow customers to purchase electricity, and later capacity commitments, from sources other than RG&E through its retail access program, Energy Choice. These energy service companies will compete to package and sell energy and related services to customers. The competing energy service companies will purchase distribution services from RG&E who will remain the sole provider of distribution services, and will be responsible for maintaining the distribution system and for responding to emergencies.

     The Electric Settlement sets RG&E's electric rates for each year during its five-year term. Over the five-year term of the Electric Settlement, the cumulative rate reductions for the bundled service will be as follows: Rate Year 1 (July 1, 1997 to June 30, 1998) $3.5 million; Rate Year 2 $12.8 million; Rate Year 3 $27.6 million; Rate Year 4 $39.5 million; and Rate Year 5 $64.6 million.

     In the event that RG&E earns a return on common equity in its regulated electric business in excess of an effective rate of 11.50 percent over the entire five-year term of the Electric Settlement, 50 percent of such excess will be used to write down deferred costs accumulated during the term of the Electric Settlement. Any remaining amounts of this 50 percent will be retained as earnings by RG&E. The other 50 percent will be used to write down accumulated deferrals or investment in electric plant or regulatory assets. If certain extraordinary events occur, including a rate of return on common equity below
8.5 percent or above 14.5 percent, or a pretax interest coverage below 2.5 times, then either RG&E or any other party to the Electric Settlement would have the right to petition the PSC for review of the Electric Settlement and appropriate remedial action.

     The Electric Settlement requires unregulated energy retailing operations to be structurally separate from the regulated utility functions. Although the Electric Settlement provides incentives for the sale of generating assets, it does not require RG&E to divest generating or other assets or to write off stranded costs. RG&E believes that the Electric Settlement has not adversely affected its eligibility to continue to apply certain accounting rules applicable to regulated industries. In particular, RG&E believes it continues to be eligible for the treatment provided by the Statement of Financial Accounting Standards accounting for the effects of certain types of regulation ("SFAS-71"), which allows RG&E to include assets on its balance sheet based on its regulated ability to recoup the cost of those assets. The Electric Settlement provides RG&E a reasonable opportunity to recover substantially all of its prudently incurred costs, except certain operational costs associated with non-nuclear generation.

     RG&E's electric retail access program, Energy Choice, was approved by the PSC as part of the Electric Settlement and went into effect on July 1, 1998. Details of the Energy Choice Program are discussed below.

Energy Choice

     On July 1, 1998, RG&E officially began implementation of its full-scale electric retail access Energy Choice program. As of July 1, 2000, RG&E entered its third year of this program. There are five basic components of the sale of energy as follows:

(1) the sale of electricity which is the amount of energy actually used by the consumer;

(2) the sale of capacity which is the ability, through generating facilities or otherwise, to provide electricity when it is needed;

(3) the sale of transmission services, which is the physical transportation of electricity to RG&E's distribution system;

(4) the sale of distribution services, which is the physical delivery of electricity to the consumer over RG&E's distribution system; and

(5) retail services such as billing and metering.

Historically, RG&E has sold all five components bundled together for a fixed rate approved by the PSC.

     The implementation of Energy Choice included a four year phase-in process to allow RG&E and other parties to manage the transition to electric competition in an orderly fashion. During the first year of the program, participation in Energy Choice was limited to no more than 10 percent of RG&E's total annual retail electric kilowatt-hour sales (670,000 annualized megawatt-hours). Essentially, until this 10 percent limit was achieved, RG&E's electric retail customers could seek out or be approached by alternative energy service companies for electricity to be resold and then delivered over RG&E's distribution system. By February 1, 1999, only six months into the Energy Choice program, this 10 percent limit was achieved by qualified competitive energy service companies in RG&E's service territory. For the second year of the program, beginning July 1, 1999, this limit increased from 10 percent to approximately 20 percent. As of July 1, 2000, beginning the third year of the program, this limit increased to 30 percent. As of May 1, 2001, approximately 24 percent of total RG&E sales had shifted to competitive energy service companies, including the Company's unregulated subsidiary Energetix. Beginning July 1, 2001, all retail customers will be eligible to purchase energy, capacity and retailing services from competitive energy service companies. Throughout the term of the Electric Settlement, RG&E will continue to provide regulated and fully bundled electric service under its retail service tariff to customers who choose to continue with such service.

     Energy Choice adopted the single-retailer model for the relationship between RG&E as the distribution provider, qualified energy service companies, and retail (end-use) customers. In this model, retail customers have the opportunity for choice in their energy service company and receive only one electric bill from the company that serves them. Except for providing emergency services, satisfying requests for distribution services, and scheduling outages, which remain RG&E's responsibility, the retail customer's primary point of contact for billing questions, technical advice and other energy-related needs, is with the customer's chosen energy service company.

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

     RG&E attempts to mitigate its risks of energy marketer defaults by requiring security deposits as permitted by PSC Electric Distribution Customer tariffs.

     As of May 1 , 2001, six energy service companies, including Energetix, were qualified by RG&E to serve retail customers under Energy Choice.

     During the initial Energy-Only stage of the Energy Choice program, which began on July 1, 1998 and ended on November 18, 1999, energy service companies were able to choose their own sources of energy supply, while RG&E continued to provide to them, through its bundled distribution rates, the generating capacity ("installed reserve") needed to serve their retail customers. In addition, during the Energy-Only stage, energy service companies had the option of purchasing "full-requirements" (i.e., delivery services plus energy) from RG&E.

     During the initial Energy-Only stage of the retail access program, RG&E's distribution rate was set by deducting a fixed energy backout credit of approximately 2.31 cents per kilowatt-hour from its full service (bundled) rates. The 2.31 cents per kilowatt-hour was comprised of 1.91 cents per kilowatt-hour (an estimate of the wholesale market price of electricity) plus
0.40 cents per kilowatt-hour for RG&E's avoided cost of retailing services.

     During the Energy and Capacity stage, which began on November 18, 1999, RG&E's distribution rates equaled the bundled rate less RG&E's cost of both the electric commodity and its non-nuclear generating capacity. Throughout this stage of the program, up until June 30, 2000, RG&E's distribution rates were set by deducting a fixed energy and capacity backout credit of 3.07 cents per kilowatt-hour from its full service rates. The 3.07 cents per kilowatt-hour is comprised of 2.67 cents per kilowatt-hour (an estimate of the wholesale market price of electric energy and capacity) plus 0.40 cents per kilowatt-hour for its avoided cost of retailing services. Beginning July 1, 2000, RG&E's distribution rates were set by deducting 3.08 cents per kilowatt-hour from its full service rates. The 3.08 cents per kilowatt-hour is comprised of 2.68 cents per kilowatt-hour for energy and capacity plus 0.40 cents per kilowatt-hour for its avoided cost of retailing services. This change in the distribution rates, set by deducting 3.07 cents per kilowatt-hour and then 3.08 cents per kilowatt-hour, is a result of pre-determined changes in average gross receipts taxes.

     The Energy and Capacity stage, the second stage of the phase-in, began with the implementation of the New York Independent System Operator on November 18, 1999 (see discussion under "New York Independent System Operator"). The responsibility for purchasing not only energy, but also capacity, was to have shifted to the energy service companies. However, the PSC and Federal Energy Regulatory Commission ("FERC") had also approved a request by RG&E to extend "full-requirements" availability to energy service companies through the current winter capability period (from October 31, 2000 through April 30, 2001). All energy service companies serving customers under retail access opted to continue purchasing "full requirements" through the current winter capability period.

     Through April 30, 2001, energy service companies will have the option to serve a portion or all of their load from the competitive wholesale market, but once they make this change, they will not be able to return this load to "full requirements". Once RG&E no longer provides "full requirements" to the energy service companies, they will assume responsibility for obtaining their own supplies. RG&E will experience a revenue decrease when it no longer collects the rates described above for energy and capacity. This will be offset to some extent by decreased costs resulting from no longer acquiring energy and capacity for the energy service companies. The extent of this offset will be determined by market prices.

     On March 29, 2001 the PSC approved a joint proposal among RG&E and several other parties including the Staff of the PSC, which would replace the fixed energy and capacity backout credit with one that varies based on the market price of energy, installed capacity, ancillary services, and the NYPA Transmission Adjustment Charge ("NTAC"). This new backout credit will become effective May 1, 2001. The backout credit will initially be based on projected prices and will be trued-up to actual prices after they are known. RG&E could experience a decrease in distribution revenues from energy service companies if the market-based backout credit is greater than the previous fixed backout credit, but this decrease should be completely offset by increased revenues from the sale into the market at market prices (or avoidance of purchases from the market at market prices) of the energy, capacity, ancillary services and NTAC that RG&E is no longer selling to the energy services companies. As part of the joint proposal, RG&E will continue to offer "full requirements" service to energy services companies who elect such option.

     Throughout the remaining term of the Settlement, through June 30, 2002, energy service companies will continue to have the option to serve a portion or all of their load from the competitive marketplace, but once they make this change, they will not be able to return this load to "full requirements". As of May 1, 2001, all but one qualified energy service company serving customers under retail access have opted to continue purchasing "full requirements". The other energy service company has opted for the new market-based backout credit described above.

     In December 1999, two petitions were filed with the PSC, one by an electric utility operating in New York State and the other jointly by five energy marketers and consultants, calling upon the PSC to examine RG&E's retail access program and to order certain changes in the program. In particular, these petitioners objected to the single-retailer form of RG&E's program, under which the retail marketer assumes responsibility for most retail service functions. They claim that the "backout credit" (the amount by which RG&E's rates for retail electric service are reduced to derive the rates charged for the delivery service provided by RG&E to marketers) is too low, that it affords insufficient prospect of profitable operation by marketers, and that it should be increased. They further assert that the phased schedule for implementation of the program, under which increasing percentages of customers in RG&E's service area are eligible to obtain competitive service during the term of the Electric Settlement, is too slow and should be significantly accelerated. On February 28, 2000 RG&E filed with the PSC its reply to both petitions. As set forth in that reply, RG&E believes that its single-retailer program offers unique opportunities for marketers, that its retail backout credit (in conjunction with RG&E's rate for wholesale power sales to marketers) affords a sound basis for competitive service, and that its implementation schedule is reasonable and appropriate; moreover, each of these essential elements of the retail access program is expressly established by the Electric Settlement. RG&E believes that the program fully and fairly advances the goals of increased competition for energy services and is in full compliance with the Electric Settlement. Nevertheless, it is not possible at this time to predict with assurance whether or not, in response to the petitions, the PSC might require that the program be changed in some manner.

     The PSC is conducting proceedings that are intended to bring more administrative consistency among New York State utilities and potentially offer additional services for energy service companies to provide. These include an on-going national effort regarding uniform business practices, and proceedings regarding standardized billing (single billing options), provider of last resort, electronic data interchange, and competitive metering. RG&E continues to assess the scope and impact of such changes on its operations as retail access continues to evolve.

Nine Mile Nuclear Plants

         On December 11, 2000, RG&E, Niagara Mohawk, Central Hudson and NYSEG entered into an agreement to sell their ownership interests in Nine Mile Two (and in the case of Niagara Mohawk, Nine Mile One) to Constellation Nuclear, L.L.C. ("Constellation Nuclear"). Constellation Nuclear was the successful bidder in a competitive auction conducted for the plants. The Long Island Power Authority, an 18 percent owner of Nine Mile Two, is not participating in the sale.

     For further discussion and details on this transaction including the events leading up to this point, see Note 3 to the Financial Statements under the heading "Nuclear Related Matters".

New York Independent System Operator

     In November 1999 following FERC approval, the New York State Independent System Operator ("NYISO") sought to implement a competitive wholesale market for the sale, purchase and transmission of electricity and ancillary services in New York State. NYISO tariffs provide market-based rates for energy, ancillary services, and installed capacity sold through the NYISO. The NYISO and the New York State Reliability Council were formed to restructure the New York Power Pool in response to FERC Order 888.

     In early 2000, the NYISO's total cost of providing operating reserves on an hourly basis exceeded the cost that would be expected in a workable competitive marketplace. During the first quarter of 2000, RG&E, in addition to other New York State public utilities and several load-serving entities, experienced rising prices to maintain operating reserves within the NYISO system. As a result of, among other things, the implementation of bidding restrictions that limit reserve prices, as discussed in the following two paragraphs, the average cost per MWH for operating reserves continued to decline from last quarter.

     On March 27, 2000, the NYISO filed with FERC for immediate authority to suspend the use of market-based bids in the New York markets for operating reserves. On April 7, 2000, RG&E also filed a complaint with FERC against the NYISO. RG&E sought corrective re-calculation of operating reserve prices for prior periods and prospective relief from injuries resulting from the NYISO's operating reserves market. Niagara Mohawk and NYSEG filed similar complaints with FERC against the NYISO. On May 31, 2000 FERC issued an order accepting the NYISO's request and capped prices for the 10-minute non-spinning reserve market at $2.52/MWH. In response to various complaints, FERC directed the NYISO to permit self-supply of operating reserves and file a plan to correct software problems inhibiting self-supply by September 1, 2000. However, FERC denied the requests by RG&E and Niagara Mohawk for retroactive rate relief. On June 30, 2000, RG&E filed a request for rehearing seeking, in part, retroactive rate relief for operating reserve overpayments. This request is currently pending with FERC.

     As directed by FERC, on September 1, 2000 the NYISO made a comprehensive compliance filing addressing a number of compliance issues, including operating reserves issues. Because the filing did not, in violation of FERC orders, permit self-supply of operating reserves, RG&E filed a protest of the compliance filing. RG&E also protested a new proposal made by the NYISO to pay suppliers of operating reserves prices based on whether the supplier is located in the west, east or on Long Island, while charging purchasers of operating reserves a single, state-wide rate. On November 8, 2000, FERC issued an order extending the existing bid cap of $2.52/MWH (plus opportunity costs) until such time as FERC determines that the non-spinning reserve markets are demonstrated to be workably competitive. FERC again stressed the requirement that the NYISO permit self-supply of operating reserves. FERC suspended the proposal on pricing of operating reserves based on location for the maximum 5-month period. FERC established a technical conference, which was held on January 22 and 23, 2001, to deal with market flaws and market performance in the NYISO, including operating reserves issues. On March 28, 2001 FERC issued an order that will permit the NYISO to implement its locational pricing system as filed. FERC has not yet acted on the other issues that were the subject of the technical conference. At the present time, RG&E cannot predict what effects, if any, action ultimately taken by FERC on these issues will have on future operations or on the financial condition of RGS or RG&E.

Competition and the Company's Prospective Financial Position

     With PSC approval, RG&E has deferred certain costs rather than recognize them on its statement of income when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71. These deferred costs are shown as Regulatory Assets on the Company's and RG&E's Balance Sheet and a discussion and summary of such Regulatory Assets is presented in Note 4 of the Notes to Financial Statements.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on RG&E for full service, leaving RG&E with surplus pipeline and storage capacity, as well as natural gas supplies under contract. For a discussion of strandable assets, see
Note 4 of the Notes to Financial Statements under the heading "Regulatory
Assets".

     At March 31, 2001 RG&E believes that its regulatory assets are probable of recovery. The Electric Settlement does not impair the opportunity of RG&E to recover its investment in these assets. However, the PSC initiated a proceeding in 1998 to address issues surrounding nuclear generation (see Note 3 to the Financial Statements under the heading "Nine Mile Nuclear Plants"). The ultimate determination in this proceeding or any proceeding to consider RG&E's proposed sale of Nine Mile Two as discussed under that heading could have an impact on strandable assets and the recovery of nuclear costs.

RATES AND REGULATORY MATTERS

PSC Gas Restructuring Policy Statement

     On November 3, 1998, the PSC issued a gas restructuring policy statement ("Gas Policy Statement") announcing its conclusion that, among other things, the most effective way to establish a competitive gas supply market is for gas distribution utilities to cease selling gas. The PSC established a transition process in which it addressed three groups of issues: (1) individual gas utility plans to implement the PSC's vision of the market; (2) key generic issues to be dealt with through collaboration among gas utilities, marketers, pipelines and other stakeholders, and (3) coordination of issues that are common to both the gas and the electric industries. The PSC has encouraged settlement negotiations with each gas utility pertaining to the transition to a fully competitive gas market. RG&E, the PSC Staff and other interested parties engaged in settlement discussions in response to the specific requirements of the Gas Policy Statement. In January 2001, RG&E reached agreement with PSC Staff and other parties on a comprehensive rate and restructuring proposal for its natural gas business, as contemplated in the PSC's Gas Policy Statement (See "Gas Retail Access Settlements").

FERC Gas Market Proposals

     On February 9, 2000, FERC issued Order No. 637, its final rule addressing "Regulation of Short-Term Natural Gas Transportation Services" and "Regulation of Interstate Natural Gas Transportation Services". On June 5, 2000 FERC issued Order No. 637-A providing clarification and additional guidance. On July 26, 2000 FERC issued Order No. 637-B upholding Orders No. 637 and No. 637-A. Order No. 637 as clarified revises FERC's regulations to improve the efficiency of the gas transportation market and to provide captive customers with the opportunity to reduce their cost of holding long-term pipeline capacity. Specifically, Order No. 637, as clarified:

     (1) waives the price ceiling for released capacity of less than one year until September 30, 2002;

     (2) permits pipelines to propose peak, off-peak and term differentiated rates, provided that they still satisfy the revenue and cost constraints of traditional rate-making, and excess revenues are split with firm customers;

     (3) revises FERC's regulations on scheduling procedures, capacity segmentation and pipeline penalties;

     (4) states that the right of first refusal will apply in the future to contracts for 12 consecutive months or more of service at maximum rates; and

     (5) amends and supplements reporting requirements to require interstate pipelines to report additional information on transactions, operationally available capacity, and an expanded index of customers.

     Order No. 637 as clarified requires each pipeline to make a compliance filing. All of the pipelines' initial compliance filings were submitted to FERC by August 15, 2000. FERC has established technical and settlement conference procedures for many of the pipelines, including those on which RG&E holds transportation capacity. FERC staff has indicated at the respective pipeline settlement and technical conferences that no action on various pipeline proposals will be taken prior to April 2001, after the heating season has ended. On March 30, 2001 Dominion Transmission became the first pipeline upon which RG&E holds capacity to file a 637 settlement with the FERC. It is not known when FERC will respond.

     Neither RGS nor RG&E can predict what effects, if any, FERC's initiatives and the related pipeline tariff changes will have on future operations or the financial condition of RGS or RG&E.

FERC Electric Restructuring Order No. 2000.

     On December 15, 1999, FERC adopted Order No. 2000 (the "Rule"), a significant action regarding electric industry restructuring which calls for transmission owners to join regional transmission organizations ("RTOs"). The RTOs will serve as umbrella organizations that will place all public utility transmission facilities in a region under common control. The Rule required all public utilities that own, operate or control interstate transmission facilities to file by October 15, 2000 (or, for public utilities, like RG&E, already participating in an ISO, by January 15, 2001), a proposal for an RTO, or, alternatively, a description of any efforts made by the utility to participate in an RTO.

     On January 16, 2001, the NYISO and all the New York State public utilities made a joint filing with FERC regarding the establishment of an RTO. In the consensus filing, the parties submit that the NYISO meets the general requirements of an RTO, and the NYISO agrees to make certain enhancements of its structure and programs to benefit the markets. Minor modifications are proposed to the governance structure and transmission planning, and the NYISO agrees to coordinate more closely with other RTOs. On February 22, 2001, RG&E filed with NYSEG supporting the January 16th filing, but asking FERC to explore the functional and structural integration of the three existing Northeastern ISOs.

     RG&E cannot predict what effect, if any, the ultimate ruling by FERC will have on future operations or on the financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES
---------------------------------

     During the first three months of 2001, RGS's and RG&E's cash flow from operations and short-term borrowings (see Statements of Cash Flows) provided the funds for utility plant construction expenditures, and the payment of dividends. Capital requirements of the Company during 2001 are anticipated to be satisfied from the combination of internally generated funds, short-term credit arrangements, and some external long-term financing. In addition, completion of the Nine Mile Two sale would also provide additional funds as previously discussed in Note 3 to the Financial Statements under the heading "Nine Mile Nuclear Plants". Early in the second quarter, RG&E refinanced long-term securities obligations (see Financing and Redemption of Securities below).

MERGER AGREEMENT

     On February 20, 2001, RGS announced that it had entered into an Agreement and Plan of Merger ("Merger Agreement"),dated as of February 16, 2001, with Energy East, a New York corporation, and Eagle Merger Corp., a New York corporation that will be a wholly owned subsidiary of Energy East at the effective time of the merger ("Merger Sub"), pursuant to which RGS will be merged with and into Merger Sub (the "Merger") and RGS will become a wholly owned subsidiary of Energy East. As a result of the Merger, all of the outstanding common stock of RGS will be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. Energy East will also assume approximately $1.0 billion of RGS debt.

     Under the Merger Agreement, subject to possible adjustments for tax reasons, 45% of the RGS common stock will be converted into a number of shares of Energy East common stock with a value of $39.50 per RGS share, subject to restrictions on the maximum and minimum number of shares of Energy East common stock to be issued, and 55% of the RGS common stock will be converted into $39.50 in cash per RGS share. RGS shareholders will be able to specify the percentage of the consideration they wish to receive in shares of Energy East common stock and in cash, subject to proration.

     The Merger is subject to, among other things, the approval of RGS shareholders and Energy East shareholders, and the approvals of various regulatory agencies, including the PSC, FERC, NRC and the Securities and Exchange Commission ("SEC"). A Joint Petition by the parties to the Merger, seeking approval of the PSC pursuant to Section 70 of the Public Service Law, was filed on March 23, 2001. All regulatory approvals are expected to be obtained in about 12 months.

CAPITAL AND OTHER REQUIREMENTS

     RGS's and RG&E's capital requirements have related primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production, the repayment of existing debt and the repurchase of outstanding shares of Common Stock. RG&E has no further plans to install additional baseload generation.

     Capital requirements for the Company in 2001 are currently estimated at $164 million, which is primarily designated for construction. RG&E's portion of total construction requirements is $161 million. Approximately $31.2 million had been expended for construction as of March 31, 2001, reflecting primarily RG&E's expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains.

FINANCING

     On April 6, 2001, RG&E issued $200 million of 6.95% First Mortgage Bonds, Series TT, due 2011. The net proceeds from this financing are being used to redeem RG&E's Series PP First Mortgage Bonds as described below and to retire outstanding short term debt.

     RG&E generally utilizes its credit agreements and unsecured lines of credit to meet any interim external financing needs prior to issuing any long-term debt securities. For information with respect to RGS's and RG&E's short-term borrowing arrangements and limitations, see the combined 2000 Form 10-K of RGS and RG&E, Item 8 under Note 10 of the Notes to Financial Statements. As financial market conditions warrant, RG&E may also, from time to time, redeem higher-cost senior securities.

REDEMPTION OF SECURITIES

     On May 10, 2001, RG&E redeemed $100 million principal amount of 9 3/8% First Mortgage Bonds, Series PP at a price of $104.47 plus accrued interest from April 1, 2001 through the redemption date.

EARNINGS SUMMARY
-----------------

RGS :
     RGS reported higher earnings of $1.31 per common share for the first quarter ended March 31, 2001, as compared to $1.07 per common share for the same period in 2000. First quarter 2001 results were better than a year ago due primarily to increased wholesale electric revenues and a positive earnings contribution from its unregulated subsidiary, Energetix. First quarter positive results were partially offset by electric and gas rate reductions, increased purchase power expenses and costs associated with the proposed merger of RGS and Energy East. The Company completed its share buy-back program in the fourth quarter of 2000, which resulted in a reduction of average shares outstanding.

     RGS continues to grow its unregulated business through its subsidiary, Energetix, which provides electric, natural gas, and petroleum based energy products and services throughout the Upstate New York region. Energetix's operating revenues were $214 million in the first quarter of 2001, of which sales from Griffith and its subsidiaries contributed approximately $150 million. These Griffith revenues are included under "Other Revenues" on RGS's Income Statement and primarily consists of the sale of liquid fuels. Energetix's revenues for 2001 are expected to increase over 2000 levels as Energetix expands its customer base and the operations from businesses recently acquired are reflected for an entire year; although no assurance may be given that Energetix will achieve net operating income for the year 2001.

RG&E:
        Earnings for RG&E reflect the same issues discussed above for RGS except that discussions relating to Energetix and merger costs are not applicable.

RESULTS OF OPERATIONS
---------------------

        The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for RGS (regulated and unregulated business) and RG&E (regulated business), comparing the three-month period ended March 31, 2001 to the three-month period ended March 31, 2000. The operating results of the regulated business reflect RG&E's electric and gas sales and services and the operating results of the unregulated business reflect Energetix's operations. Currently, the majority of RGS's operating results reflect the operating results of RG&E and the factors that affect operating results for RG&E are the significant factors that affect comparable operating results for RGS, unless otherwise noted.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000:

OPERATING REVENUES AND SALES

        In the first quarter total revenues for RGS increased 31.6%, reflecting higher wholesale electric sales and higher other revenues from Energetix due to an aggressive expansion program during 2000 that included the acquisition of eight petroleum companies. The increase in wholesale electric sales reflects favorable market conditions and increased capacity to sell power in the wholesale electric market due to the availability of RG&E's generation facilities.

        Revenues from a combination of regulated retail electric sales and sales to energy marketers were down $2.3 million, reflecting mainly electric base rate reductions implemented on July 1, 1999 and July 1, 2000.

        Despite 8.0% colder weather on a heating degree day basis, gas revenues, net of fuel expenses, were down for RGS and RG&E due to lower regulated gas distribution rates and decreased customer consumption in response to higher gas commodity prices.

        Unregulated revenues, net of fuel, from the sale of liquid fuels by Energetix, increased $10.1 million from the first quarter of 2000. Unregulated first quarter income is generally driven by the seasonal nature of its heating oil business. Compared to the first quarter of 2000, the liquid fuels volume increased 40%. Seventy percent of Energetix's total operating revenues for the first quarter 2001 were from the sale of fuel oil, propane and gasoline (see discussion under "Earnings Summary"). For heating oil and propane, Energetix experiences seasonal fluctuations due to the dependence on spaceheating sales during the heating season. However, the first quarter of 2001 also reflects the first full quarter of operations after completing an aggressive expansion program in 2000 that included the acquisition of eight petroleum companies, the largest of which were Burnwell and certain assets of the New York Fuels division of AllEnergy, that closed in November of 2000. Unregulated sales also reflect the migration of electric and gas customers from the regulated to the unregulated business.

OPERATING EXPENSES.

     Higher regulated fuel expenses reflect mainly higher unit cost for gas and electricity purchased. The higher purchased electricity unit costs were partially offset by the reduction in energy purchased due to the greater availability of the RG&E generating units due mainly to the Nine Mile 2 refueling outage that occurred in the first quarter of 2000.

     Higher unregulated fuel costs for RGS reflect mainly the increase in the cost of fuel oil and gasoline in the first quarter of 2001 as compared to a year ago.

     The decrease in non-fuel regulated operating and maintenance expense for both RGS and RG&E in the first quarter of 2001 reflects mainly a decrease in electric transmission and wheeling charges by the NYISO (see discussion under "New York Independent System Operator").

     Unregulated non-fuel operating and maintenance expenses increased in the current quarter compared to a year ago driven by the business acquisitions as discussed earlier.

     Local, State and other taxes for RGS and RG&E decreased reflecting mainly a lower gross receipts tax and the elimination of the excess dividends tax.

     The difference in income tax expense for RGS and RG&E is attributable to pre-tax earnings and the inclusion of state income tax expense in 2001.

OTHER STATEMENT OF INCOME ITEMS.

     The changes in RGS's Other Income and Deductions, Other-net reflect mainly the costs associated with the proposed merger of RGS and Energy East (see "Merger Agreement" under "Liquidity and Capital Resources").

     Interest expense for both RGS and RG&E reflects higher interest costs on short term debt due to increased borrowings in the first quarter of 2001 compared to a year ago. These interest charges were nearly offset by a reduction of interest expense for certain radwaste obligations. Interest expense for RGS also reflects the cost of a promissory note issued in November 2000 associated with the acquisition of Burnwell.

DIVIDENDS
---------

     On March 21, 2001, the Board of Directors of RGS authorized a common stock dividend of $.45 per share, which was paid on April 25, 2001 to shareholders of record on April 2, 2001. Also on March 21, 2001, the Board of Directors of RG&E declared dividends on its Preferred Stock at the regular rates per share payable on June 1, 2001 to stockholders of record on May 1, 2001.

     The ability of RGS to pay common stock dividends is governed by the ability of RGS's subsidiaries to pay dividends to RGS. Because RG&E is by far the largest of RGS's subsidiaries, it is expected that for the foreseeable future the funds required by RGS to enable it to pay dividends will be derived predominantly from the dividends paid to RGS by RG&E. In the future, dividends from subsidiaries other than RG&E may also contribute to RGS's ability to pay dividends. RG&E's ability to make dividend payments to RGS will depend upon the availability of retained earnings and the needs of its utility business. RG&E's Certificate of

Incorporation provides for the payment of dividends on its common stock out of the surplus net profits (retained earnings) of RG&E. In addition, pursuant to the PSC order approving the formation of RGS, RG&E may pay dividends to RGS of no more than 100% of RG&E's net income calculated on a two-year rolling basis. The calculation of net income for this purpose excludes non-cash charges to income resulting from accounting changes or certain PSC required charges as well as charges that may arise from significant unanticipated events. This condition does not apply to dividends that would be used to fund the remaining portion of RG&E's $100 million authorization for unregulated operations (approximately $24 million at March 31, 2001)


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.

     RG&E is exposed to interest rate and commodity price risks.

     The interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt. RG&E manages its interest rate risk through the issuance of fixed rate debt with varying maturities and through economic refundings of debt through optional redemptions. A portion of RG&E's long-term debt consists of long-term Promissory Notes, the interest component of which resets on a periodic basis reflecting current market conditions. See combined 2000 10-K of RGS and RG&E "Note 6 - Long Term Debt". RG&E was not participating in any derivative financial instruments to manage interest rate risk as of March 31, 2001.

     The commodity price risk relates to market fluctuations in the price of natural gas, electricity, and other petroleum-related products used for resale. Commodity purchases and electric generation are based on projected demand for power generation and customer delivery of electricity, natural gas and petroleum products. RG&E enters into forward contracts for natural gas to hedge the effect of price increases and reduce volatility on gas purchased for resale. Owned electric generation significantly reduces RG&E's exposure to market fluctuations in electric prices. RG&E does not hold open speculative positions in any commodity for trading purposes.

     RG&E's exposure to market price fluctuations of the cost of natural gas is further limited as the result of the Gas Cost Adjustment, a regulatory mechanism that transfers substantially all gas commodity price risk to the customer. Nonetheless, RG&E hedges approximately 70% of its gas supply price through the purchase of derivative contracts and the use of storage assets. The balance of RG&E's natural gas requirements is procured through spot market purchases and is subject to market price fluctuations.

     Under the Electric Settlement, RG&E's electric rates are capped at specified levels through June 30, 2002. As a result of owned generation and long-term fixed rate supply contracts, RG&E is largely insulated from market price fluctuations for procurement of its electric supply. In the event that RG&E's generation assets fail to perform as planned, RG&E is exposed to market price fluctuations. RG&E has hedging contracts in place to mitigate this risk.

     Energetix has entered into electric and natural gas purchase commitments with numerous suppliers. These commitments support fixed price offerings to retail electric and gas customers.

     Energetix, through its subsidiary Griffith, is in the business of purchasing petroleum-related commodities for resale to its customers. To manage the resulting market price risk, Griffith enters into various exchange-traded futures and option contracts and over-the-counter contracts with third parties. These contracts are closely monitored on a daily basis to manage the price risk associated with inventory and future sales commitments.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Reference is made to Notes 3, 4 and 5 of the Notes to Financial
Statements.

ITEM 5.  OTHER INFORMATION

        This year's annual meeting has been delayed so that the proposed merger between RGS and Energy East can be acted upon at this year's annual meeting. Because this year's annual meeting will be held more than 30 days after the anniversary of last year's annual meeting, the date for submission of proposals for inclusion in this year's proxy statement pursuant to Rule 14a-8 of the Securities Exchange Act, as amended, was extended beyond the date specified in last year's proxy statement. Proposals would have been eligible to have been included in this year's proxy statement if they were received by RGS a reasonable period of time prior to the printing and mailing of this year's proxy statement. Because this year's proxy statement has already been printed and mailed, the period for submission has already passed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits:  See Exhibit Index below.

 (b)  Reports on Form 8-K:

        RGS Energy Group, Inc.

A report was filed dated February 20, 2001, including under Item 5, other events, an announcement that RGS had entered into an agreement and Plan of Merger, dated as of February 16, 2001 between RGS, Merger Sub and Energy East.

        Rochester Gas and Electric Corporation

A report was filed dated April 4, 2001 including under Item 7, Financial Statements and Exhibits, certain exhibits relating to the issuance of RG&E's 6.95% First Mortgage Bonds, due 2011, Series TT.

EXHIBIT INDEX

Exhibit 10-1 (A)    Agreement, effective February 21, 2001, between RGS, RG&E
                    and Paul C. Wilkens.
Exhibit 10-2 (A)    Agreement, effective February 21, 2001, between RGS, RG&E
                    and Michael J. Bovalino.
Exhibit 10-3 (A)    Agreement, effective February 21, 2001, between RGS, RG&E
                    and Michael T. Tomaino.

(A) Denotes executive compensation plans and agreements.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RGS ENERGY GROUP, INC.
                               ----------------------
                                    (Registrant)




Date: May 10, 2001                       By  /s/ Mark Keogh
                                            ------------------------------------
                                                Mark Keogh
                                                 Treasurer



Date: May 10, 2001                       By  /s/ William J. Reddy
                                            -----------------------------------
                                                William J. Reddy
                                                  Controller



                                ROCHESTER GAS AND ELECTRIC CORPORATION
                                --------------------------------------
                                            (Registrant)



Date: May 10, 2001                       By  /s/ Mark Keogh
                                            ------------------------------------
                                                        Mark Keogh
                                               Vice President and Treasurer



Date: May 10, 2001                       By  /s/ William J. Reddy
                                            ------------------------------------
                                                     William J. Reddy
                                             Vice President and Controller