Form 10-Q
period 2001-06-30
ROCHESTER GAS & ELECTRIC CORP; RGS ENERGY GROUP INC
filed 2001-08-13
CIK 84557, 1073353

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         June 30, 2001
                                    --------------------------------
                                    OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                     -----------------    -------------


 Commission     Registrant, State of Incorporation,     I.R.S. Employer
File Number         Address and Telephone Number       Identification No.
-------------  --------------------------------------  ------------------

0-30338        RGS Energy Group, Inc.                      16-1558410
               (Incorporated in New York)
               Rochester, NY  14649
               Telephone (716)771-4444

1-672          Rochester Gas and Electric Corporation      16-0612110
               (Incorporated in New York)
               Rochester, NY  14649
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

  As of the close of business on July 31, 2001, (i) RGS Energy Group, Inc. ("RGS") had outstanding 34,577,426 shares of Common Stock ($.01 par value),and
(ii) all of the outstanding shares of Common Stock ($5 par value) of Rochester Gas and Electric Corporation ("RG&E") were held by RGS.

  RG&E meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction (H)(2).

                                     INDEX


                                                                                                              Page No.
PART I - FINANCIAL INFORMATION
 RGS Energy Group, Inc.
   Consolidated Balance Sheet - June 30, 2001 and
   December 31, 2000........................................................................................    1 - 2

   Consolidated Statement of Income - Three Months and Six Months Ended
   June 30, 2001 and 2000...................................................................................        3

   Consolidated Statement of Cash Flows - Six Months
   Ended June 30, 2001 and 2000.............................................................................        4

 Rochester Gas and Electric Corporation
   Balance Sheet - June 30, 2001 and December 31, 2000......................................................    5 - 6

   Statement of Income - Three Months and Six Months Ended
   June 30, 2001 and 2000...................................................................................        7

   Statement of Cash Flows - Six Months Ended
   June 30, 2001 and 2000...................................................................................        8


   Notes to Financial Statements............................................................................   9 - 19

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations......................................................................  20 - 33

   Quantitative and Qualitative Disclosures About
   Market Risk..............................................................................................       34

PART II - OTHER INFORMATION

   Legal Proceedings........................................................................................       35

   Submission of Matters to a Vote of Security Holders......................................................       36

   Exhibits and Reports on Form 8-K.........................................................................       36

   Signatures...............................................................................................       37

                               ----------------

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

SFAS 71                      Accounting for the Effects of Certain Types of
                             Regulation

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM1. FINANCIAL STATEMENTS

                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)
                                  (Unaudited)


                                                                          June 30,       December 31,
Assets                                                                      2001             2000
-----------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                 $2,494,765        $2,467,289
Gas                                                                         486,088           471,051
Common                                                                      176,613           164,872
Nuclear                                                                     292,454           292,588
                                                                         ----------        ----------
                                                                          3,449,920         3,395,800
Less:  Accumulated depreciation                                           1,795,933         1,750,493
       Nuclear fuel amortization                                            263,168           254,435
                                                                         ----------        ----------
                                                                          1,390,819         1,390,872
Construction work in progress                                               120,092           111,486
                                                                         ----------        ----------
           Net Utility Plant                                              1,510,911         1,502,358
                                                                         ----------        ----------
Current Assets
Cash and cash equivalents                                                    70,090            16,258
Accounts receivable, net of allowance for doubtful accounts:
  2001 - $30,383; 2000 - $34,550                                            117,567           136,374
Unbilled revenue receivable                                                  32,403            71,120
Fuels                                                                        20,980            46,868
Materials and supplies                                                        7,696             8,187
Prepayments                                                                  25,828            26,268
Other current assets                                                         17,604             2,292
                                                                         ----------        ----------
           Total Current Assets                                             292,168           307,367
                                                                         ----------        ----------
Intangible Assets
Goodwill, net                                                                26,251            27,971
Other intangible assets, net                                                 20,719            22,614
                                                                         ----------        ----------
           Total Intangible Assets                                           46,970            50,585
                                                                         ----------        ----------
Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                               248,540           244,514
Nine Mile Two deferred costs                                                 26,630            27,155
Unamortized debt expense                                                     23,753            16,602
Other deferred debits                                                         3,533             4,673
Regulatory assets                                                           396,042           412,790
Other assets                                                                  3,117             1,331
                                                                         ----------        ----------
           Total Deferred Debits and Other Assets                           701,615           707,065
                                                                         ----------        ----------
           Total Assets                                                  $2,551,664        $2,567,375
                                                                         ----------        ----------

                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)
                                  (Unaudited)

                                                                                        June 30,       December 31,
Capitalization and Liabilities                                                            2001             2000
-------------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                                        $  579,711        $  580,132
               - promissory notes                                                         209,782           211,703
Preferred stock redeemable at option of RG&E                                               47,000            47,000
Preferred stock subject to mandatory redemption                                            25,000            25,000
Common shareholders' equity
Common stock
  Authorized 100,000,000 shares; 38,956,726 shares issued at
  June 30, 2001 and December 31, 2000                                                     704,304           702,807
Retained earnings                                                                         204,518           181,546
                                                                                       ----------        ----------
                                                                                          908,822           884,353
  Less: Treasury stock at cost (4,379,300 shares at June 30, 2001
          and December 31, 2000)                                                          117,238           117,238
                                                                                       ----------        ----------
        Total Common Shareholders' Equity                                                 791,584           767,115
                                                                                       ----------        ----------
        Total Capitalization                                                            1,653,077         1,630,950
                                                                                       ----------        ----------
Long Term Liabilities
  Nuclear waste disposal                                                                   99,620            97,291
  Uranium enrichment decommissioning                                                        9,885             9,649
  Other promissory notes                                                                   28,149            32,025
  Site remediation                                                                         24,605            24,420
                                                                                       ----------        ----------
                                                                                          162,259           163,385
                                                                                       ----------        ----------
Current Liabilities
Long term debt due within one year                                                        112,094            12,095
Short term debt                                                                                 -           122,400
Accounts payable                                                                           91,772           108,618
Dividends payable                                                                          16,485            16,515
Other                                                                                      73,785            57,491
                                                                                       ----------        ----------
           Total Current Liabilities                                                      294,136           317,119
                                                                                       ----------        ----------
Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                         267,029           277,787
Pension costs accrued                                                                      14,910            26,547
Kamine deferred credit                                                                     48,618            51,920
Post employment benefits                                                                   56,664            54,505
Other                                                                                      54,971            45,162
                                                                                       ----------        ----------
           Total Deferred Credits and Other Liabilities                                   442,192           455,921
                                                                                       ----------        ----------
           Total Capitalization and Liabilities                                        $2,551,664        $2,567,375
                                                                                       ----------        ----------

The accompanying notes are an integral part of the financial statements.

                             RGS Energy Group Inc.
                       Consolidated Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                        For the Three Months     Year to Date
                                                                           Ended June 30,           June 30,
                                                                           2001       2000       2001       2000
                                                                         --------   --------   --------   --------
OPERATING REVENUES
  Electric                                                               $177,875   $174,021   $368,631   $353,805
  Gas                                                                      58,237     57,253    224,662    176,821
  Liquid fuels and other                                                  112,325     79,430    262,923    165,929
                                                                         ========   ========   ========   ========
    Total Operating Revenues                                              348,437    310,704    856,216    696,555

OPERATING EXPENSES
Fuel Expenses
  Fuel for electric generation                                             13,455     11,073     26,004     22,037
  Purchased electricity                                                    20,929     18,223     42,441     36,438
  Gas purchased for resale                                                 39,346     32,327    152,832     96,264
  Unregulated fuel expenses                                               101,308     73,225    231,065    149,013
                                                                         --------   --------   --------   --------
    Total Fuel Expenses                                                   175,038    134,848    452,342    303,752
                                                                         --------   --------   --------   --------
Operating Revenues Less Fuel Expenses                                     173,399    175,856    403,874    392,803

Other Operating Expenses
  Operations and maintenance excluding fuel                                70,975     67,965    137,242    138,482
  Unregulated operating and maintenance expenses excluding fuel            10,558      6,822     22,332     14,208
  Depreciation and amortization                                            30,609     29,220     61,096     58,215
  Taxes - state, local and other                                           21,878     19,862     49,554     49,688
  Income taxes                                                              9,650     16,834     40,301     43,401
                                                                         --------   --------   --------   --------
    Total Other Operating Expenses                                        143,670    140,703    310,525    303,994
                                                                         --------   --------   --------   --------
Operating Income                                                           29,729     35,153     93,349     88,809

OTHER (INCOME) AND DEDUCTIONS
  Allowance for other funds used during construction                         (238)      (188)      (476)      (379)
  Income taxes                                                              1,337        535        (55)       979
  RGS/Energy East Merger Expenses                                           4,905          -      8,312          -
  Other - net                                                              (2,955)     1,322     (3,076)       243
                                                                         --------   --------   --------   --------
    Total Other (Income) and Deductions                                     3,049      1,669      4,705        843

INTEREST CHARGES
  Long term debt                                                           16,101     14,617     30,258     29,082
  Other - net                                                               1,287        874      3,173      1,855
  Allowance for borrowed funds used during construction                      (381)      (302)      (763)      (608)
                                                                         --------   --------   --------   --------
    Total Interest Charges                                                 17,007     15,189     32,668     30,329
                                                                         --------   --------   --------   --------
Net Income                                                                  9,673     18,295     55,976     57,637
                                                                         --------   --------   --------   --------
Preferred Stock Dividend Requirements                                         925        925      1,850      1,850
                                                                         --------   --------   --------   --------
Net Income Applicable to Common Stock                                       8,748     17,370     54,126     55,787
                                                                         --------   --------   --------   --------
Average Number of Common Shares (000's)
    Common Stock                                                           34,577     35,379     34,577     35,583
    Common Stock and Equivalents                                           34,956     35,439     34,925     35,648

Earnings per Common Share - Basic                                           $0.25      $0.49      $1.57      $1.57
Earnings per Common Share - Diluted                                         $0.25      $0.49      $1.55      $1.56
Cash Dividends Paid per Common Share                                        $0.45      $0.45      $0.90      $0.90

The accompanying notes are an integral part of the financial statements.

                            RGS ENERGY GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
--------------------------------------------------------------------------------------------------------
                                                                              2001                2000
                                                                           ---------            --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                 $  55,976            $ 57,637
Adjustments to reconcile net income to net cash provided
    from operating activities:
Depreciation & amortization                                                   70,368              67,007
Deferred recoverable fuel costs                                                6,974              16,532
Income taxes deferred                                                         (6,120)            (29,507)
Allowance for funds used during construction                                  (1,239)               (987)
Unbilled revenue                                                              38,717              19,067
Post employment benefit/pension costs                                          1,724               3,055
Provision for doubtful accounts                                               (4,167)                103

Changes in certain current assets and liabilities; net of
  assets acquired and liabilities assumed in acquisitions:
    Accounts receivable                                                       22,974              (4,253)
    Materials, supplies and fuels                                             26,379                 318
    Taxes accrued                                                             11,210               6,645
    Accounts payable                                                         (16,846)              8,301
    Other current assets and liabilities, net                                 (5,786)             15,153
Other, net                                                                    (2,414)             10,781
                                                                           ---------            --------
      Total Operating                                                        197,750             169,852
                                                                           ---------            --------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                               (66,792)            (65,605)
Nuclear generating plant decommissioning fund                                (10,336)            (10,336)
Acquisitions, net of cash                                                          -              (2,571)
Other, net                                                                    (3,724)                  -
                                                                           ---------            --------
      Total Investing                                                        (80,852)            (78,512)
                                                                           ---------            --------

CASH FLOW FROM FINANCING ACTIVITIES
Redemption of long term debt                                                (100,000)            (30,000)
Proceeds from issuance of long-term debt, net                                199,534                   -
Repayment of promissory notes                                                 (6,964)                136
Short term borrowings, net                                                  (122,400)              1,250
Payments of dividends on preferred stock                                      (1,850)             (1,850)
Payments of dividends on common stock                                        (31,120)            (32,150)
Payment for treasury stock                                                         -             (17,653)
Other, net                                                                      (266)                600
                                                                           ---------            --------
      Total Financing                                                        (63,066)            (79,667)
                                                                           ---------            --------
      Increase in cash and cash equivalents                                   53,832              11,673
      Cash and cash equivalents at beginning of period                        16,258               8,288
                                                                           ---------            --------
      Cash and cash equivalents at end of period                            $ 70,090            $ 19,961
                                                                           ---------            --------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                  Six Months Ended
(Thousands of Dollars)                                                                June 30,
                                                                              2001                2000

Adjustment to Goodwill                                                         1,089                   -

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)
                                  (Unaudited)


                                                                                       June 30,         December 31,
Assets                                                                                   2001              2000
--------------------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                              $2,494,765        $2,467,289
Gas                                                                                      486,088           471,051
Common                                                                                   125,767           117,473
Nuclear                                                                                  292,454           292,588
                                                                                      ----------        ----------
                                                                                       3,399,074         3,348,401
Less:  Accumulated depreciation                                                        1,778,952         1,735,752
       Nuclear fuel amortization                                                         263,168           254,435
                                                                                      ----------        ----------
                                                                                       1,356,954         1,358,214
Construction work in progress                                                            120,092           111,486
                                                                                      ----------        ----------
       Net Utility Plant                                                               1,477,046         1,469,700
                                                                                      ----------        ----------
Current Assets
Cash and cash equivalents                                                                 57,915             4,851
Accounts receivable, net of allowance for doubtful accounts:
  2001 - $29,482; 2000 - $33,482                                                          88,279            93,130
Affiliate receivable                                                                      45,999            51,558
Unbilled revenue receivable                                                               24,201            61,838
Fuels                                                                                     12,313            33,896
Materials and supplies                                                                     7,696             8,187
Prepayments                                                                               24,602            23,782
Other current assets                                                                      28,007                 -
                                                                                      ----------        ----------
           Total Current Assets                                                          289,012           277,242
                                                                                      ----------        ----------
Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                                            248,540           244,514
Nine Mile Two deferred costs                                                              26,630            27,155
Unamortized debt expense                                                                  23,753            16,602
Other deferred debits                                                                      3,533             4,673
Regulatory assets                                                                        396,042           412,789
Other assets                                                                               1,988                 -
                                                                                      ----------        ----------
           Total Deferred Debits and Other Assets                                        700,486           705,733
                                                                                      ----------        ----------
           Total Assets                                                               $2,466,544        $2,452,675
                                                                                      ==========        ==========

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)
                                  (Unaudited)

                                                                                       June 30,         December 31,
Capitalization and Liabilities                                                           2001               2000
--------------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                                       $  579,711        $  580,132
               - promissory notes                                                        209,782           211,703
Preferred stock redeemable at option of RG&E                                              47,000            47,000
Preferred stock subject to mandatory redemption                                           25,000            25,000
Common shareholder's equity
  Authorized 50,000,000 shares; 38,885,813 shares issued at
  June 30, 2001 and at December 31, 2000                                                 700,318           700,318
  Retained earnings                                                                      188,156           166,184
                                                                                      ----------        ----------
                                                                                         888,474           866,502
  Less: Treasury stock at cost (4,379,300 shares at June 30, 2001
              and December 31, 2000)                                                     117,238           117,238
                                                                                      ----------        ----------
        Total Common Shareholder's Equity                                                771,236           749,264
                                                                                      ----------        ----------
        Total Capitalization                                                           1,632,729         1,613,099
                                                                                      ----------        ----------
Long Term Liabilities
  Nuclear waste disposal                                                                  99,620            97,291
  Uranium enrichment decommissioning                                                       9,885             9,649
  Site remediation                                                                        22,356            22,356
                                                                                      ----------        ----------
                                                                                         131,861           129,296
                                                                                      ----------        ----------
Current Liabilities
Long term debt due within one year                                                       104,149             4,227
Short term debt                                                                                -            98,000
Accounts payable                                                                          70,332            79,356
Affiliate payable                                                                         17,830            18,451
Dividends payable to parent                                                               16,485            16,515
Other                                                                                     54,872            41,664
                                                                                      ----------        ----------
        Total Current Liabilities                                                        263,668           258,213
                                                                                      ----------        ----------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                        263,429           274,299
Pension costs accrued                                                                     14,910            26,548
Kamine deferred credit                                                                    48,618            51,920
Post employment benefits                                                                  56,664            54,505
Other                                                                                     54,665            44,795
                                                                                      ----------        ----------
        Total Deferred Credits and Other Liabilities                                     438,286           452,067
                                                                                      ----------        ----------
        Total Capitalization and Liabilities                                          $2,466,544        $2,452,675
                                                                                      ==========        ==========

The accompanying notes are an integral part of the financial statements.

                    Rochester Gas and Electric Corporation
                              Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------

                                                               For the Three Months Ended              Year To Date
                                                                       June 30,                           June 30,
                                                                2001               2000            2001            2000
                                                              --------           --------        --------        --------
OPERATING REVENUES
  Electric                                                    $176,558           $171,272        $365,617        $347,979
  Gas                                                           49,858             55,293         190,965         169,436
                                                              --------           --------        --------        --------
    Total Operating Revenues                                   226,416            226,565         556,582         517,415

OPERATING EXPENSES
Fuel Expenses
  Fuel for electric generation                                  13,455             11,073          26,004          22,037
  Purchased electricity                                         20,277             16,432          41,069          32,595
  Gas purchased for resale                                      30,408             30,362         119,837          89,600
                                                              --------           --------        --------        --------
    Total Fuel Expenses                                         64,140             57,867         186,910         144,232
                                                              --------           --------        --------        --------
Operating Revenues Less Fuel Expenses                          162,276            168,698         369,672         373,183

Other Operating Expenses
  Operations and maintenance excluding fuel                     70,975             67,965         137,242         138,482
  Depreciation and amortization                                 28,590             28,250          56,969          56,310
  Taxes - state, local and other                                21,230             18,901          47,253          47,485
  Income taxes                                                  10,956             17,488          38,491          42,633
                                                              --------           --------        --------        --------
    Total Other Operating Expenses                             131,751            132,604         279,955         284,910
                                                              --------           --------        --------        --------
Operating Income                                                30,525             36,094          89,717          88,273

OTHER (INCOME) AND DEDUCTIONS
  Allowance for other funds used during construction              (238)              (188)           (476)           (379)
  Income taxes                                                   1,272                396            (299)            813
  RGS/Energy East Merger Expenses                                4,768                  -           8,079               -
  Other - net                                                   (3,030)             1,567          (2,751)            522
                                                              --------           --------        --------        --------
    Total Other (Income) and Deductions                          2,772              1,775           4,553             956

INTEREST CHARGES
  Long term debt                                                15,794             14,249          29,644          28,345
  Other - net                                                      825              1,093           1,880           1,958
  Allowance for borrowed funds used during construction           (381)              (302)           (763)           (608)
                                                              --------           --------        --------        --------
    Total Interest Charges                                      16,238             15,040          30,761          29,695
                                                              --------           --------        --------        --------
Net Income                                                      11,515             19,279          54,403          57,622
                                                              --------           --------        --------        --------
Dividends on Preferred Stock                                       925                925           1,850           1,850
                                                              --------           --------        --------        --------
Net Income Applicable to Common Stock                           10,590             18,354          52,553          55,772
                                                              --------           --------        --------        --------
Average Number of Common Shares (000's)
    Common Stock                                                34,577             35,379          34,577          35,583

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                            STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
------------------------------------------------------------------------------------------------------
                                                                               2001             2000
                                                                            ---------         --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                  $  54,403           57,622
Adjustments to reconcile net income to net cash provided
    from operating activities:
Depreciation & amortization                                                    65,960           65,129
Deferred recoverable fuel costs                                                 6,974           16,532
Income taxes deferred                                                          (6,231)         (28,328)
Allowance for funds used during construction                                   (1,239)            (987)
Unbilled revenue                                                               37,637           22,404
Post employment benefit/pension costs                                           1,724            3,055
Provision for doubtful accounts                                                (4,000)             117
Changes in certain current assets and liabilities:
     Accounts receivable                                                       14,410           (6,081)
     Materials, supplies and fuels                                             22,074              260
     Taxes accrued                                                             10,063            7,280
     Accounts payable                                                           2,317           12,253
     Other current assets and liabilities, net                                 (9,557)          10,397
Other, net                                                                     (6,778)          10,750
                                                                            ---------         --------
       Total Operating                                                        187,757          170,403
                                                                            ---------         --------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                (63,345)         (64,618)
Nuclear generating plant decommissioning fund                                 (10,336)         (10,336)
Other, net                                                                    (15,745)            (776)
                                                                            ---------         --------
       Total Investing                                                        (89,426)         (75,730)
                                                                            ---------         --------
CASH FLOW FROM FINANCING ACTIVITIES
Redemption of long term debt                                                 (100,000)         (30,000)
Proceeds from issuance of long-term debt, net                                 199,534                -
Repayment of promissory notes                                                  (1,999)          (1,856)
Short term borrowings, net                                                    (98,000)               -
Payments of dividends on preferred stock                                       (1,850)          (1,850)
Payment of dividends on common stock                                          (31,120)         (32,150)
Payment for treasury stock                                                          -          (17,653)
Other, net                                                                    (11,832)             270
                                                                            ---------         --------
       Total Financing                                                        (45,267)         (83,239)
                                                                            ---------         --------
       Increase in cash and cash equivalents                                   53,064           11,434
       Cash and cash equivalents at beginning of period                         4,851            6,443
                                                                            ---------         --------
       Cash and cash equivalents at end of period                           $  57,915         $ 17,877
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

BASIS OF PRESENTATION

     This is a combined report of RGS and RG&E, a regulated Electric and Gas subsidiary. The Notes to Financial Statements apply to both RGS and RG&E.
RGS's Consolidated Financial Statements include the accounts of RGS and its wholly owned subsidiaries, including RG&E, and two non-utility subsidiaries, Energetix and RGS Development. RGS and RG&E, in the opinion of management, have included adjustments (which include normal recurring adjustments) which are necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 2001 are subject to adjustment at the end of the year when they will be audited by independent accountants.

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

MERGER AGREEMENT

     On February 20, 2001, RGS announced that it had entered into an Agreement and Plan of Merger ("Merger Agreement"), dated as of February 16, 2001, with Energy East Corporation ("Energy East"), a New York corporation, and Eagle Merger Corp., a New York corporation that will be a wholly owned subsidiary of Energy East ("Merger Sub") at the effective time of the merger, pursuant to which RGS will be merged with and into Merger Sub ("the Merger") and RGS will become a wholly owned subsidiary of Energy East. As a result of the Merger, all of the outstanding common stock of RGS will be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. Energy East will also assume approximately $1.0 billion of RGS debt.

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

       At the 2001 Annual Meetings of RGS and Energy East, the shareholders of RGS approved the Merger Agreement and the shareholders of Energy East approved the issuance of Energy East shares in connection with the merger. The Merger is still subject to, among other things, the approvals of various regulatory agencies, including the PSC, FERC, NRC and the SEC. A Joint Petition by the parties to the Merger Agreement, seeking approval of the PSC pursuant to
Section 70 of the Public Service Law, was filed on March 23, 2001. On May 9, 2001, Energy East and RGS, on behalf of their jurisdictional subsidiaries, filed a joint application with FERC pursuant to Section 203 of the Federal Power Act for authorization of the disposition of jurisdictional facilities. On June 22, 2001, RG&E applied for the approval of the NRC of the indirect transfer of the NRC licenses held by RG&E for the Ginna Plant. On June 20, 2001, RGS and Energy East filed an application on Form U-1 with the SEC seeking the SEC's approval of the Merger pursuant to Sections 9(a)(2) and 10 of the Public Utilities Holding Company Act of 1935. RGS and Energy East anticipate that all regulatory approvals can be obtained during or before the first quarter of 2002.

NEW YORK STATE TAX CHANGES

     On May 15, 2000 changes to the New York State tax laws were signed into law effective January 1, 2000. In June 2000 the Company recorded taxes in accordance with these changes. The effect of these changes was a reduction in the gross receipts tax rate, elimination of excess dividends taxes, and the imposition of a state income tax. As a result, deferred state income taxes were established in accordance with the transition rules to recognize timing differences between book and tax deductibility. This transition item results in a one-time tax benefit, of $16.7 million, that has been deferred for future rate treatment in accordance with the Electric Settlement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") finalized their deliberations and issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". The new pronouncements eliminate the pooling-of-interests method to accounts for business combinations, and take a non-amortization approach to goodwill. Instead of amortizing goodwill, an entity will have to assess goodwill for impairment on at least an annual basis, as well as when circumstances indicate a possible impairment. Goodwill would be considered impaired if the fair value of the reporting unit's goodwill is less than its carrying amount.

     The Company is required to adopt SFAS 141 for all acquisitions that occur subsequent to July 1, 2001, while SFAS 142 is effective January 1, 2002. The Company's management is currently in the process of evaluating the impact that the two pronouncements will have on the Company.

The following matters supplement the information contained in Notes 2, 3, & 12 to the Financial Statements included in the RGS and RG&E combined Annual Report on Form 10-K for the year ended December 31, 2000 and should be read in conjunction with the material contained in those Notes.

Note 2.   NUCLEAR-RELATED MATTERS

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

     RG&E's 14 percent interest in Nine Mile Two was not included in the proposal, but RG&E had a right of first refusal to buy the interests of the other owners of Nine Mile Two on terms at least as favorable as those offered. RG&E exercised its right of first refusal and broadened it to include Nine Mile One with which Nine Mile Two was paired in the proposal. However, in the ensuing discussions with the PSC staff it became clear that the transaction on the terms proposed would not be approved by the PSC.

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

     At July 1, 2001 the purchase price for RG&E's 14% ownership interest in Nine Mile Two was $99.2 million, $49.6 million of which will be paid in cash at closing and $49.6 million of which will be paid in five equal annual principal installments plus interest at a rate of 11% pursuant to a five year promissory note. Principal and interest payments under the promissory note will total approximately $66 million unless the note is pre-paid. The purchase price is subject to adjustments, including a daily price adjustment, at the time of closing.

     Also, part of the transaction is a power purchase agreement whereby Constellation Nuclear has agreed to sell the output from 90 percent of RG&E's 14 percent interest in Nine Mile Two back to RG&E for approximately 10 years at an average price of less than $35 per MWh over the term of the power purchase agreement.

     After the completion of the power purchase agreement, a 10-year revenue sharing agreement begins. The revenue sharing agreement will provide RG&E with a hedge against electricity price increases and could provide RG&E additional revenue. The revenue sharing agreement provides that, to the extent market prices (for energy and capacity) exceed certain strike prices, 14% of the market value of Nine Mile Two's actual output (capped at 160 MW) above the strike price will be shared 80% to RG&E and 20% to Constellation Nuclear. When actual market prices are lower than strike prices, such negative amounts will be carried forward as credits against subsequent payments.

     At closing, the sellers' pre-existing decommissioning funds will be transferred to Constellation Nuclear and Constellation Nuclear will assume the sellers' obligation to decommission Nine Mile Two.

     The NRC, FERC, PSC and other regulatory bodies must approve the sale. Receipt of such regulatory approvals in form and substance satisfactory to RG&E, is a condition to RG&E's obligation to close the transaction. The transaction is expected to close prior to December 31, 2001. The necessary FERC and NRC approvals have been received. At June 30, 2001, the net book value of RG&E's 14 percent interest in the Nine Mile Two generating facility was approximately $360 million. RG&E also had investments in fuel of approximately $6.9 million, transmission and distribution facilities of $3.3 million and construction work in progress of $6.2 million

     On January 31, 2001, RG&E, together with Niagara Mohawk, Central Hudson, NYSEG and Constellation Nuclear filed a petition with the PSC pursuant to
Section 70 of the Public Service Law, requesting that the PSC authorize the sellers to transfer to Constellation Nuclear their interests in Nine Mile Two in accordance with the rate treatment proposed. For RG&E, the rate treatment proposed included full recovery of the regulatory asset remaining after the sale. Certain parties to the Section 70 proceeding, including the PSC Staff, have taken the position that RG&E and other co-tenants should not be allowed to recover their full costs resulting from the sale. Subsequent to the filing of testimony on the rate-making treatment associated with the proposed sale of the Nine Mile Two units to Constellation Nuclear, RG&E has engaged in settlement
negotiations aimed at resolving all rate-making issues affecting RG&E.   As a
result of those settlement negotiations, RG&E and the Staff of the PSC have entered into a joint proposed settlement that addresses the rate-making treatment associated with RG&E's recovery of its remaining investment in Nine Mile Two and related costs. The proposed settlement is still subject to approval by the PSC. Under the settlement, RG&E will be authorized to establish a regulatory asset calculated in accordance with the provisions of the settlement that is currently estimated to be approximately $329 million. RG&E has agreed to a one-time write-off of $20 million of this regulatory asset, approximately 5% of the Company's pre-sale investment in Nine Mile Two. RG&E has also agreed to amortize during the period from the closing of the sale of Nine Mile Two until RG&E's base electric rates are re-set (estimated to be July 1, 2002) an additional amount of this regulatory asset to reflect the projected reduction in RG&E's expenses of owning and operating Nine Mile Two prior to the sale compared to the estimated expenses that will be incurred in purchasing the equivalent amount of electricity after the sale. The amortization during this period will be calculated using an amortization rate of $30 million per year. The terms associated with the recovery of the remaining regulatory asset will be established in future RG&E rate proceedings. The proposed settlement further provides that, upon PSC approval, it constitutes a final and irrevocable resolution of all RG&E rate-making issues associated with the sale of Nine Mile Two and RG&E's ability to recover costs associated with its investment in Nine Mile Two through its rates.

URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND

  The Energy Policy Act of 1992 required nuclear plant owners that had previously contracted with the federal government for uranium enrichment services to pay DOE-levied annual assessments for a portion of the cost to decontaminate and decommission the government's uranium enrichment facilities. In June 1998, approximately twenty electric utilities including RG&E brought suit against the United States in the federal District Court for the Southern District of New York, seeking a declaratory judgment that this $2.25 billion retroactive assessment was unconstitutional and should be null, void and enjoined. Specifically, the utilities alleged that DOE violated their due process rights in levying the assessment and that such action constituted an unlawful taking of private property without just compensation. In December 2000, the Court of Appeals for the Federal Circuit upheld, by a 2-1 vote, the District Court's denial of a government motion to either transfer the case to the Court of Federal Claims, where cases seeking assessment refunds on similar facts have been dismissed, or to dismiss the complaint. Proceedings continue in the lower court.

  The assessments for Ginna and RG&E's share of Nine Mile Two are estimated to total $22.1 million excluding inflation and interest. Installments aggregating approximately $14.7 million have been paid through June 30, 2001. A liability has been recognized on the financial statements along with a corresponding regulatory asset. RG&E's liability for the two facilities at June 30, 2001 was $11.7 million ($9.9 million as a long-term liability and $1.8 million as a current liability). RG&E is recovering these costs in rates.


Note 3.  REGULATORY MATTERS
---------------------------

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

  Below is a summary of RG&E's regulatory assets as of June 30, 2001 and December 31, 2000:

                                                      Millions of Dollars
                                                 June 30, 2001     Dec. 31, 2000

   Kamine Settlement                                 $174.4            $179.1
   Income Taxes                                        97.3             101.9
   Oswego Plant Sale                                   71.1              74.4
   Deferred Environmental SIR costs                    13.3              16.6
   Uranium Enrichment Decommissioning Deferral         12.1              12.7
   Labor Day 1998 Storm Costs                           9.7               9.3
   Other, net                                          18.1              18.8

   Total - Regulatory Assets                         $396.0            $412.8

   See the combined 2000 Form 10-K of RGS and RG&E, Item 8, Note 3 of the Notes to Financial Statements, "Regulatory Matters" for a description of the regulatory assets shown above.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. An example includes high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at June 30, 2001 depends on market prices and the competitive market in New York State which is still under development and subject to continuing changes which are not yet determinable, but the amount could be significant. Strandable assets, if any, could be written down for impairment of recovery based on SFAS-121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", which requires write-down of long-lived assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be recoverable.

     At June 30, 2001 RG&E believes that its regulatory assets are probable of recovery. The Electric Settlement does not impair the opportunity of RG&E to recover its investment in these assets. However, the Electric Settlement provides for the non-nuclear generation to-go costs to be subject to market forces during the current Settlement term. Should the costs of non-nuclear generation exceed market prices, the Company may no longer be able to apply SFAS-71. These costs have been below prevailing market prices. The PSC issued an Opinion and Order Instituting Further Inquiry on March 20, 1998 to address issues surrounding nuclear generation. RG&E is unable to determine when this proceeding may conclude. The ultimate determination in this proceeding or any proceeding to consider RG&E's proposed sale of its interest in Nine Mile Two as discussed under "Nuclear-Related Matters" could have an impact on strandable assets and the recovery of nuclear costs.

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

     The Gas Rates and Restructuring Proposal contains a number of features that are intended to extend for different periods. The two most significant periods are the Rate Term, which applies principally to rate-related provisions and extends from July 1, 2000 through June 30, 2002, and the Rate and Restructuring Program Term which applies to most other provisions and extends from the date of approval of the Proposal through March 31, 2004. The principal features of the Proposal, as filed with the PSC, are as follows.

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

(7) If migration to retail access is expected to exceed 30 percent of the small-volume customer market (i.e., customers eligible under Service Classification No. 5 - Small General Service) during the Rate Term of the Proposal, the parties will meet to discuss the PSC Transition Cost Surcharge with a view to considering changes that would reduce the allocation of capacity costs to Service Classification No. 1 -General Service customers.

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

(11) RG&E will implement a Service Quality Performance Program to be effective as of January 1, 2001 through at least June 30, 2002. This Program establishes performance targets for six specific measures of service and provides for a maximum overall penalty of 42 basis points of gas return on equity for failure to meet the minimum levels specified.

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

     As of early August, the Company is working on internal infrastructure changes for the two aspects of the settlement that take effect on September 1, 2001. This includes changes to the billing system to separately state commodity and delivery charges, and identifying the HEAP-eligible, non-heating population in order to apply a reduced monthly customer charge.

     The Service Quality Performance Program which was previously reported under the Electric Settlement Agreement has been superceded by the indicators approved in the Gas Restructuring Settlement. This was made effective January 1, 2001 for both gas and electric operations, and consists of the same six measures from the Electric Settlement (see PSC Electric Settlement), but with new targets and potential penalties: adjusted bills, PSC complaint rate, estimated meter reads, calls answered within 30 seconds, appointments kept, and a customer transaction survey. The maximum annual penalty for each measure is $118,000. The Company's performance for the first two quarters of 2001 indicates that all six measures are within an acceptable range and would incur no penalty.

Note 4.   OPERATING SEGMENT FINANCIAL INFORMATION

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


                                                    For the Three Months Ended June 30,

                                        Regulated Electric     Regulated Gas         Unregulated
                                        ------------------   ------------------  -------------------
(thousands of dollars)                    2001      2000       2001      2000      2001       2000
                                        --------  --------   --------  --------  --------   --------
Operating Income/(Loss)                 $ 30,055  $ 33,835   $    470  $  2,259  $   (805)  $   (960)
Revenues - External Customers            152,839   153,861     43,393    55,293   152,205    101,550
Revenues - Intersegment Transactions      23,719    17,411      6,465         -         -          -

                                                     For the Six  Months Ended June 30,

                                        Regulated Electric     Regulated Gas         Unregulated
                                        ------------------   ------------------  -------------------
(thousands of dollars)                    2001      2000       2001      2000      2001       2000
                                        --------  --------   --------  --------  --------   --------

Operating Income                        $ 72,359  $ 68,132   $ 17,358  $ 20,141  $  3,617   $    490
Revenues - External Customers            314,597   313,677    174,841   169,436   366,778    213,442
Revenues - Intersegment Transactions      51,020    34,302     16,124         -         -          -

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

                                          For the Three Months  For the Six Months
                                             Ended June 30,       Ended June 30,
(thousands of dollars)
Revenues                                       2001       2000      2001      2000
                                           --------   --------  --------  --------
Regulated Electric                         $176,558   $171,272  $365,617  $347,979
Regulated Gas                                49,858     55,293   190,965   169,436
Unregulated                                 152,205    101,550   366,778   213,442
                                           --------   --------  --------  --------
Total                                      $378,621   $328,115  $923,360  $730,857

Reported on RGS Consolidated
  Income Statement                          348,437    310,704   856,216   696,555

Difference to reconcile                      30,184     17,411    67,144    34,302

Intersegment Revenue
   Regulated Electric from Unregulated       23,719     17,411    51,020    34,302
   Regulated Gas from Unregulated             6,465          -    16,124         -
                                           --------   --------  --------  --------
      Total Intersegment                   $ 30,184   $ 17,411  $ 67,144  $ 34,302


Note 5.   COMMITMENTS AND OTHER MATTERS

ENVIRONMENTAL MATTERS

RGS

NEW YORK INITIATIVES

     In May 2000, the NYSDEC issued a Notice of Violation ("NOV") to RG&E, asserting that certain "modifications" to Russell and Beebee Stations during 1983-1987 resulted in a "significant increase in the capacity to emit sulfur dioxide." The NOV alleges that, as a result, permits required by the federal Clean Air Act and the State Environmental Conservation Law should have been obtained by RG&E prior to beginning the "modifications." The NOV asserts that RG&E may be liable for civil penalties of up to $10,000 per day, per violation, as well as subjected to unspecified injunctive relief. The allegations in the NOV are similar to those being made by the United States Department of Justice, on behalf of the United States Environmental Protection Agency, in enforcement cases relating to a number of electric utility coal-fired power plants in the midwest and southeast. The NOV invited RG&E to request an informal conference with the NYSDEC. Since July 2000, RG&E has had several such informal meetings with the NYSDEC and NYS Office of the Attorney General. On the merits of the allegation, RG&E does not believe it has engaged in prohibited activities at either station.

     The Governor of New York directed the NYSDEC to require electric generators to further reduce acid rain-causing emissions. The Governor has proposed extending the existing nitrous oxides control program under which RG&E's Russell Station operates to a year-round program (it is currently in effect only for the five-month ozone season). In addition, the Governor has proposed that there be a targeted reduction of approximately 50% in sulfur dioxide emissions below the existing Acid Rain Phase II limits. The state emission reductions would be phased-in beginning in 2004. These are draft regulations subject to review, comment, and modification, RG&E is in the process of estimating their economic impact on the station.

RG&E-OWNED WASTE SITE ACTIVITIES

     RG&E is conducting proactive Site Investigation and/or Remediation ("SIR") efforts at eight RG&E-owned sites where past waste handling and disposal may have occurred. Remediation activities at five of these sites are in various stages of planning or completion and RG&E is investigating the other three sites. RG&E has recorded a total liability of approximately $21.9 million which it anticipates spending on SIR efforts at the eight RG&E-owned sites. Through June 30, 2001, RG&E has incurred aggregate costs of $7.9 million for these sites.

MANUFACTURED GAS PLANTS ("MGPs")

     RG&E and its predecessors formerly owned and operated four manufactured gas facilities and acquired (following cessation of MGP operations) two others for which SIR costs are estimated to be approximately $20 million. RG&E estimates that SIR costs at one of these sites known as East Station may be as much as $14.5 million. These properties are in various stages of investigation and remediation and, in some instances, RG&E is coordinating its activities with the NYSDEC.

SUPERFUND AND NON-OWNED OTHER SITES

     RG&E has been or may be associated as a potentially responsible party for SIR efforts at nine sites not owned by it. RG&E has signed orders of consent for five of these sites. RG&E's ultimate exposure will depend on the final determination of RG&E's contribution to the waste at these sites and the financial viability of the other potential responsible parties at these sites.

     In June, 1999, RG&E was named as a codefendant in a legal action brought by a party who purchased a portion of its Ambrose Yard property. The party has claimed that RG&E's historic activities on the property resulted in the presence of residual contaminants that have adversely impacted the party's use of the property. RG&E is defending the legal action but cannot predict its eventual outcome. There is insufficient information available at this time to predict the economic impact of the claim on RG&E.

UNREGULATED FACILITIES

     RGS's subsidiary, Energetix, acquired Griffith in 1998. A review and audit was conducted of all Griffith facilities by a nationally recognized engineering firm as part of the due diligence acquisition process by Energetix. As a result of this review 35 sites were identified which are currently undergoing evaluation and/or remediation. Using historical NYSDEC remedial actions as a guide, Griffith estimates the present value of future aggregate cleanup costs for all active sites to be approximately $1.6 million, and has recorded an accrual to reflect this liability.

     The previous owner of Griffith is obligated under the purchase agreement to pay for environmental claims or remedial action on Griffith property once the amount of environmental losses incurred by Energetix exceeds $3.5 million less any reserve reflected on the balance sheet at the time of acquisition. As of June 30, 2001 approximately $1.4 million has been spent and it is estimated $1.6 million will be spent on these facilities.

     In November 2000, Griffith acquired both Burnwell(R) Gas ("Burnwell") and certain assets of the New York Fuels Division of AllEnergy Marketing Company, L.L.C. Griffith had Phase I and Phase II environmental investigations performed by a nationally recognized engineering firm on all ten Burnwell properties and identified ten items requiring some type of remedial measures. With regard to the AllEnergy acquisition, Griffith reviewed Phase I and Phase II environmental reports provided by AllEnergy, together with the investigative reports prepared by independent consulting firms during the prior two years. As a result of certain identified environmental conditions, a $1.4 million accrual (on a discounted basis) has been established for AllEnergy and Burnwell. As of June 30, 2001 no environmental expenses have been incurred for AllEnergy and Burnwell.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

INTRODUCTION

      The following is management's assessment of certain significant factors affecting the financial condition and operating results of RGS Energy Group, Inc. ("RGS" or "Company") and its subsidiaries over the past three and six month periods. The Consolidated Financial Statements and the Notes thereto contain additional data. For the quarter ended June 30, 2001, 50.7 percent of the Company's operating revenues were derived from regulated electric service, 14.3 percent from regulated natural gas service, and 35.0 percent from unregulated businesses.

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



Shown below is a listing of the principal items discussed:

     RGS ENERGY GROUP, INC.                     Page 22
       Unregulated Subsidiaries

     ROCHESTER GAS AND ELECTRIC CORPORATION
       Competition                              Pages 23- 28
       Gas Retail Access Settlements
       Gas Retail Access Program
       PSC Electric Settlement
       Energy Choice
       Nine Mile Nuclear Plants
       New York Independent System Operator
       Prospective Financial Position


      Rates and Regulatory Matters              Pages 28- 30
       PSC Gas Restructuring Policy Statement
       FERC Gas Market Proposals
       FERC Electric Restructuring Order


     LIQUIDITY AND CAPITAL RESOURCES            Pages 30- 31
       Merger Agreement
       Capital and Other Requirements
       Financing
       Redemption of Securities


     EARNINGS SUMMARY                           Page 31

     RESULTS OF OPERATIONS                      Pages 31 - 33
       Operating Revenues and Sales
       Operating Expenses
       Other Statement of Income Items

     DIVIDENDS                                  Page 33

RGS ENERGY GROUP, INC.

     RGS is a holding company and not an operating entity. RGS's operations are being conducted through its subsidiaries which include RG&E and two unregulated subsidiaries - RGS Development Corporation ("RGS Development") and Energetix, Inc. ("Energetix").

     RG&E offers regulated electric and natural gas utility service in its franchise territory. Energetix, Inc. provides energy products and services throughout upstate New York. RGS Development Corporation offers energy systems development and management services.

UNREGULATED SUBSIDIARIES

     Part of RGS's financial strategy is to seek growth by entering into unregulated businesses. The Electric Settlement allows RG&E to provide the funding for RGS to invest up to $100 million in unregulated businesses and RGS has invested $92.0 million (including loan guarantees) as of June 30, 2001. The first step in this direction was the formation and operation of Energetix, Inc. effective January 1, 1998. Energetix is an unregulated subsidiary that brings energy products and services to the marketplace both within and outside of RG&E's regulated franchise territory. Energetix markets electricity, natural gas, oil, gasoline, and propane fuel energy services throughout Upstate and Central New York. Energetix has approximately 84,000 customers for natural gas and electricity service.

     In August 1998, Energetix acquired Griffith Oil Co., Inc. ("Griffith"), the second largest oil and propane distribution company in New York State. This $31.5 million acquisition was accounted for using purchase accounting and the results of Griffith's operations are reflected in the consolidated financial statements of RGS since its acquisition.

     In November 2000, Griffith acquired Burnwell(R) Gas ("Burnwell"), a full-service propane gas retailer and distributor providing fuel, appliances, heating equipment and service in the Western New York area. This acquisition added 29,000 customers to the Griffith customer base. The acquisition was accounted for using purchase accounting and Burnwell's results of operations are reflected in the consolidated financial statements of RGS since the acquisition.

     In November 2000, Griffith also acquired certain assets of the New York Fuels Division of AllEnergy Marketing Company, L.L.C. ("AllEnergy") related to its petroleum distribution business. This acquisition added 24,000 customers to the Griffith customer base. The acquisition was accounted for using purchase accounting and the results of the acquired operations are reflected in the consolidated financial statements of RGS since the acquisition.

     Griffith and its recent acquisitions as discussed above give Energetix access to over 123,000 customers, approximately 100,000 of whom are outside of RG&E's regulated franchise territory. In total, Griffith had approximately 585 employees and operated 27 customer service centers as of June 30, 2001.

     Additional information on Energetix's operations (including Griffith) is presented under the headings "Operating Revenues and Sales", and "Operating Expenses".

     During the second quarter of 1998, the Company formed RGS Development to pursue unregulated business opportunities in the energy marketplace. Through June 30, 2001, RGS Development's operations have not been material to RGS's results of operations or its financial condition.

ROCHESTER GAS AND ELECTRIC CORPORATION

COMPETITION

Gas Retail Access Settlements

    On January 25, 2001, RG&E reached agreement with the PSC Staff and other parties on a comprehensive rate and restructuring proposal for its natural gas business (the "Gas Rates and Restructuring Proposal"), as contemplated in the PSC's Restructuring Policy Statement issued November 3, 1998, with
modifications, the Proposal was approved by the PSC on February 28, 2001.   For
a description of the Gas Rates and Restructuring Proposal, together with the modifications made by the PSC, see the discussion under Note 3 of the Notes to Financial Statements under the heading "Gas Retail Access Settlements".

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

Gas Retail Access Program

     On December 1, 2000, RG&E implemented the single-retailer system for small volume gas customers, following the approval of a tariff filing with the PSC. Under the June 2000 Gas Settlement discussed in Note 3 of the Notes to the Financial Statements under the heading "Gas Retail Access Settlements", RG&E is permitted to recover the difference between the backout credit paid marketers ($3.75 per customer per month) and RG&E's short-run avoided costs associated with the migration of gas sales customers to retail access under the single retailer system. For purposes of the June 2000 Gas Settlement, this assumed difference was set at $2.55 per customer per month. Both the backout credit and the assumed difference are to remain in effect at these levels over the term of the Settlement (generally through June 30, 2002), subject to possible further negotiations in the event of a particularly rapid migration of customers.

     On April 1, 2001, RG&E also implemented the single-retailer model program for large volume gas customers. With this transition completed, all small and large volume retail customers are now eligible to participate under the single retailer model.

     As of July 31, 2001, eighteen energy service companies, including Energetix, were qualified by RG&E to serve retail gas customers under RG&E's Gas Retail Access Program.

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

     RG&E's electric retail access program, Energy Choice, was approved by the PSC as part of the Electric Settlement and went into effect on July 1, 1998. Details of the Energy Choice Program are discussed below. In accordance with a Joint Proposal filed with the PSC on March 13, 2001 and approved on March 29, 2001, RG&E implemented a market-based backout credit for Energy Service Companies ("ESCOs") serving customers on its system who choose not to continue with the full requirements option, effective May 1, 2001. One ESCO with a total retail customer load of approximately 3 MW has elected the market-based backout credit. All other ESCOs have chosen to remain on full requirements.


     The Electric Settlement agreement established a Service Quality Performance Program ("SQPP") and an Electric Reliability Program, specifying goals, targets, and potential penalties for RG&E's performance of retail customer services and reliability. The SQPP measures the Company's performance under six distinct performance criteria: (1) percentage of service appointments kept by RG&E personnel, (2) percentage of customer calls answered within 30 seconds, (3) percentage of bills adjusted, (4) estimated bills-unscheduled, (5) customer satisfaction survey, and (6) PSC complaints. The Electric Reliability program consists of two measures: System Average Interruption Frequency Index and Customer Average Interruption Indicator Index. For each rate year of the settlement, average annual RG&E performance for each of the measures is calculated and compared to targets established in the Settlement. If actual performance is below the target level of performance, a penalty is assessed.

     On May 9, 2001, the PSC imposed a penalty on the Company in the amount of $249,000 for alleged non-compliance during a three year period ending June 30, 2000, regarding one of the SQPP provisions - conducting a customer transaction survey. The Company dropped the survey instrument agreed to in the Electric Settlement in favor of another instrument. RG&E collaborated with PSC staff as this was taking place; however, the Commission imposed a penalty on the basis of RG&E's omission to conduct a customer survey in the manner required by the Electric Settlement. On June 7, 2001 RG&E filed a petition for a rehearing of the Commission's May 9, 2001 decision including withdrawal of the $249,000 penalty.

The Company cannot predict the outcome of the petition at this time.

     The electric reliability performance indicators remain in place in accordance with the Electric Settlement. The maximum annual penalty for each measure is $375,000.

     The customer service performance indicators in the Electric Settlement have been superseded by a Service Quality Performance Program approved in the gas restructuring settlement (see Gas Retail Access Settlements).

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

     The implementation of Energy Choice included a four year phase-in process to allow RG&E and other parties to manage the transition to electric competition in an orderly fashion. During the first year of the program, participation in Energy Choice was limited to no more than 10 percent of RG&E's total annual retail electric kilowatt-hour sales (670,000 annualized megawatt-hours). Essentially, until this 10 percent limit was achieved, RG&E's electric retail customers could seek out or be approached by alternative energy service companies for electricity to be resold and then delivered over RG&E's distribution system. By February 1, 1999, only six months into the Energy Choice program, this 10 percent limit was achieved by qualified competitive energy service companies in RG&E's service territory. For the second year of the program, beginning July 1, 1999, this limit increased from 10 percent to approximately 20 percent. As of July 1, 2000, beginning the third year of the program, this limit increased to 30 percent. As of May 1, 2001, approximately 24 percent of total RG&E sales had shifted to competitive energy service companies, including the Company's unregulated subsidiary Energetix. Beginning July 1, 2001, all retail customers are eligible to purchase energy, capacity and retailing services from competitive energy service companies. Throughout the term of the Electric Settlement, RG&E will continue to provide regulated and fully bundled electric service under its retail service tariff to customers who choose to continue with such service.

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

     As of June 30, 2001, five energy service companies, including Energetix, were qualified by RG&E to serve retail customers under Energy Choice.

     RG&E's Energy Choice program began on July 1, 1998 with an "Energy-Only" stage, during which energy service companies were responsible only for providing the energy requirements of the customers they acquired. The program moved to an "Energy and Capacity" stage on November 1, 1999. From that point, energy service companies were required to provide for the energy and installed capacity requirements of their customers.

     Energy service companies have had and continue to have the option to serve a portion or all of their load by buying power directly from RG&E, at a price equal to the backout credit for energy and capacity. This is the "full requirements" option. To the extent that energy service companies choose not to take advantage of the full requirements option, they must acquire power from the competitive wholesale market. Energy service companies may make this choice on a service point by service point basis. Once they elect to acquire power from the market for a particular service point, they are not allowed to return that service point to full requirements service. To the extent that energy service companies choose to procure power from the market, RG&E will experience a revenue decrease. This will be offset by decreased costs resulting from reduced requirements to purchase energy and capacity for sale to the energy service companies and by increased revenues from the sale in the wholesale market of energy produced by the company. Throughout the remaining term of the Electric Settlement, through June 30, 2002, the full requirements option will continue to be available to energy service companies.

     From the beginning of the Energy and Capacity stage through the implementation of the market-based backout credit (described below), RG&E's distribution rates were set to be equal to rates for standard retail service less two separate credits. The first was a fixed "backout" credit for energy and capacity. The second was a fixed "retailing" credit to represent the avoided costs of retailing services assumed by energy service companies. From November 1, 1998 through June 30, 2000, the energy and capacity backout credit was set at
2.67 cents per kilowatt-hour (an estimate of the wholesale market price of electric energy and capacity, adjusted for gross receipts taxes). The retailing credit was set at 0.40 cents per kilowatt-hour. Beginning July 1, 2000, the energy and capacity backout credit was updated to 2.68 cents per kilowatt-hour to reflect the implementation of reduced gross receipts taxes. The retailing credit was unchanged.

     On March 29, 2001 the PSC approved a joint proposal among RG&E and several other parties, including the Staff of the PSC, which replaces the fixed energy and capacity backout credit with one that varies based on the market price of energy, installed capacity, ancillary services, and the NYPA Transmission Adjustment Charge ("NTAC"). This new "market-based" backout credit became effective May 1, 2001. The market-based credit is initially based on projected prices for energy, capacity, ancillary services and NTAC and is trued-up to actual prices after they are known. The joint proposal called for the retailing credit to remain at a level of 0.40 cents per kilowatt-hour.

     In December 1999, two petitions were filed with the PSC, one by an electric utility operating in New York State and the other jointly by five energy marketers and consultants, calling upon the PSC to examine RG&E's retail access program and to order certain changes in the program. In particular, these petitioners objected to the single-retailer form of RG&E's program, under which the retail marketer assumes responsibility for most retail service functions. They claim that the "backout credit" (the amount by which RG&E's rates for retail electric service are reduced to derive the rates charged for the delivery service provided by RG&E to marketers) is too low, that it affords insufficient prospect of profitable operation by marketers, and that it should be increased. They further assert that the phased schedule for implementation of the program, under which eligibility to participate in the electric retail access program was subject to increasing caps during the term of the Electric Settlement, is too slow and should be significantly accelerated. On February 28, 2000 RG&E filed with the PSC its reply to both petitions. As set forth in that reply, RG&E believes that its single-retailer program offers unique opportunities for marketers, that its retail backout credit (in conjunction with RG&E's rate for wholesale power sales to marketers) affords a sound basis for competitive service, and that its implementation schedule is reasonable and appropriate; moreover, each of these essential elements of the retail access program is expressly established by the Electric Settlement. RG&E believes that the program fully and fairly advances the goals of increased competition for energy services and is in full compliance with the Electric Settlement. Moreover, in the opinion of the Company, the adoption of the market-based backout credit, described above, and the elimination of the cap on eligibility to participate in the electric retail access program on July 1 2001, as provided by the Electric Settlement, effectively moots most aspects of these petitions. Nevertheless, it is not possible at this time to predict with assurance whether or not, in response to the petitions, the PSC might require that the program be changed in some manner.

     The PSC is conducting proceedings that are intended to bring more administrative consistency among New York State utilities and potentially offer additional services for energy service companies to provide. These include an on-going national effort regarding uniform business practices, and proceedings regarding standardized billing (single billing options), provider of last resort, electronic data interchange, and competitive metering. RG&E continues to assess the scope and impact of such potential changes on its operations as retail access continues to evolve.

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

     For further discussion and details on this transaction including the events leading up to this point, see Note 2 to the Financial Statements under the heading "Nine Mile Nuclear Plants".

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

Competition and the Company's Prospective Financial Position

     With PSC approval, RG&E has deferred certain costs rather than recognize them on its statement of income when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71. These deferred costs are shown as Regulatory Assets on the Company's and RG&E's Balance Sheet and a discussion and summary of such Regulatory Assets is presented in Note 3 of the Notes to Financial Statements.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on RG&E for full service, leaving RG&E with surplus pipeline and storage capacity, as well as natural gas supplies under contract. For a discussion of strandable assets, see
Note 3 of the Notes to Financial Statements under the heading "Regulatory
Assets".

     At June 30, 2001 RG&E believes that its regulatory assets are probable of recovery. The Electric Settlement does not impair the opportunity of RG&E to recover its investment in these assets. However, the PSC initiated a proceeding in 1998 to address issues surrounding nuclear generation (see Note 2 to the Financial Statements under the heading "Nine Mile Nuclear Plants"). The ultimate determination in this proceeding or any proceeding to consider RG&E's proposed sale of Nine Mile Two as discussed under that heading could have an impact on strandable assets and the recovery of nuclear costs.

RATES AND REGULATORY MATTERS

PSC Gas Restructuring Policy Statement

     On November 3, 1998, the PSC issued a gas restructuring policy statement ("Gas Policy Statement") announcing its conclusion that, among other things, the most effective way to establish a competitive gas supply market is for gas distribution utilities to cease selling gas. The PSC established a transition process in which it addressed three groups of issues: (1) individual gas utility plans to implement the PSC's vision of the market; (2) key generic issues to be dealt with through collaboration among gas utilities, marketers, pipelines and other stakeholders, and (3) coordination of issues that are common to both the gas and the electric industries. The PSC has encouraged settlement negotiations with each gas utility pertaining to the transition to a fully competitive gas market. RG&E, the PSC Staff and other interested parties engaged in settlement discussions in response to the specific requirements of the Gas Policy Statement. In January 2001, RG&E reached agreement with PSC Staff and other parties on a comprehensive rate and restructuring proposal for its natural gas business, as contemplated in the PSC's Gas Policy Statement (See preceeding discussion under "Gas Retail Access Settlements" under the heading "Competition").

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

     Order No. 637 as clarified requires each pipeline to make a compliance filing. All of the pipelines' initial compliance filings were submitted to FERC by August 15, 2000. FERC has established technical and settlement conference procedures for many of the pipelines, including those on which RG&E holds transportation capacity. FERC staff has indicated at the respective pipeline settlement and technical conferences that no action on various pipeline proposals will be taken prior to April 2001, after the heating season has ended. On March 30, 2001 Dominion Transmission ("DTI") became the first pipeline upon which RG&E holds capacity to file a FERC Order No. 637 settlement with the FERC. On May 31, 2001 FERC issued an order accepting DTI's settlement, as filed. This was the first of the FERC Order No. 637 filings to be accepted. There are continuing negotiations with the other pipelines upon which RG&E holds capacity.

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

  On January 16, 2001, the NYISO and all the New York State public utilities made a joint filing with FERC regarding the establishment of an RTO. In the consensus filing, the parties submit that the NYISO meets the general requirements of an RTO, and the NYISO agrees to make certain enhancements of its structure and programs to benefit the markets. Minor modifications are proposed to the governance structure and transmission planning, and the NYISO agrees to coordinate more closely with other RTOs. On February 22, 2001, RG&E made a joint filing with NYSEG supporting the January 16th filing, but asking FERC to explore the functional and structural integration of the three existing Northeastern ISOs. On July 12, 2001, FERC issued orders in the four dockets relating to the creation of RTO's in the Northeast. They also issued a mediation order calling for the formation of one RTO for the whole northeast instead of the three as proposed by the market participants. The Commission ordered that the Pennsylvania-New Jersey-Maryland ISO was to be the platform upon which the northeastern RTO would be based, but that best practice rules from the three pre-existing ISOs would be used to guide the project. The mediation order called for a business plan for creating an RTO out of the three ISOs to be achieved in 45 days of mediation under the supervision of an Administrative Law Judge. At the end of the mediation period, the Judge is to file a report with the Commission on the implementation process chosen, including milestones and a timeline. RG&E cannot predict what effect the ultimate action by FERC with respect to the rule will have on future operations or on the financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 2001, RGS's and RG&E's cash flow from operations, and the issuance by RG&E of First Mortgage Bonds in April 2001 (see Statements of Cash Flows) provided the funds for utility plant construction expenditures, the payment of dividends, repayment of short term borrowings, and the redemption of $100 million of First Mortgage Bonds in the second quarter of 2001 (see "Financing and Redemption of Securities" below). Capital requirements of the Company for the remaining six months of 2001 are anticipated to be satisfied from the combination of internally generated funds and short-term credit arrangements. In addition, completion of the Nine Mile Two sale would also provide additional funds as previously discussed in Note 2 to the Financial Statements under the heading "Nine Mile Nuclear Plants".

MERGER AGREEMENT

     On February 16, 2001, RGS entered into a Merger Agreement with Energy East pursuant to which RGS will be merged with and into a subsidiary of Energy East and will become a wholly owned subsidiary of Energy East. See Note 1 to the Financial Statements under the heading "Merger Agreement" for additional information about the Merger.

CAPITAL AND OTHER REQUIREMENTS

     RGS's and RG&E's capital requirements have related primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production, the repayment of existing debt and the repurchase of outstanding shares of Common Stock. The Company completed its share repurchase program in the fourth quarter of 2000. RG&E has no further plans to install additional baseload generation.

     Construction requirements for the Company in 2001 are currently estimated at $157 million. RG&E's portion of total estimated construction requirements is $154 million. Approximately $63.2 million had been expended for construction as of June 30, 2001, reflecting primarily RG&E's expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains.

FINANCING

     On April 6, 2001, RG&E issued $200 million principal amount of 6.95% First Mortgage Bonds, Series TT, due 2011. The net proceeds from this financing were used to redeem RG&E's Series PP First Mortgage Bonds as described below and to repay $39 million of outstanding short-term debt.

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

REDEMPTION OF SECURITIES

     On May 10, 2001, RG&E redeemed $100 million principal amount of its 9 3/8% First Mortgage Bonds, Series PP, at a price of 104.47 percent of the principal amount plus accrued interest from April 1, 2001 through the redemption date. RG&E does not anticipate redeeming any other securities for the remainder of 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") finalized their deliberations and issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". The new pronouncements eliminate the pooling-of-interests method to accounts for business combinations, and take a non-amortization approach to goodwill. Instead of amortizing goodwill, an entity will have to assess goodwill for impairment on at least an annual basis, as well as when circumstances indicate a possible impairment. Goodwill would be considered impaired if the fair value of the reporting unit's goodwill is less than its carrying amount.

     The Company is required to adopt SFAS 141 for all acquisitions that occur subsequent to July 1, 2001, while SFAS 142 is effective January 1, 2002. The Company's management is currently in the process of evaluating the impact that the two pronouncements will have on the Company.

EARNINGS SUMMARY

RGS :
     RGS reported earnings of $0.25 per common share for the quarter ended June 30, 2001, down from $0.49 per common share for the same period in 2000. Earnings for the six-month period ended June 30, 2001 were $1.57 per share, unchanged from the per share earnings reported for the same period in 2000. These results for the second quarter and year to date reflect one-time after-tax expenses of $4.9 million ($0.14 per share effect) and $8.3 million ($0.24 per share effect),
respectively, related to the pending merger with Energy East.   Partially
offsetting these one-time costs were increased sales of electricity into the wholesale market due to the increased availability of the Company's generating facilities.

     RGS continues to grow its unregulated business through its subsidiary, Energetix, which provides electric, natural gas and petroleum-based energy products and services throughout the Upstate New York region. Energetix's operating revenues were $152.2 million in the second quarter of 2001, compared to $101.6 million for the second quarter 2000.

RG&E:
     Earnings for RG&E were impacted by the same factors discussed above for RGS except that discussions relating to Energetix and merger costs are not applicable.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for RGS (regulated and unregulated business) and RG&E (regulated business), comparing the three-month and six-month periods ended June 30, 2001 to the three-month and six-month periods ended June 30, 2000. The operating results of the regulated business reflect RG&E's electric and gas sales and services, and the operating results of the unregulated business reflect Energetix's operations. Currently, the majority of RGS's operating results reflect the operating results of RG&E and the factors that affect operating results for RG&E are the significant factors that affect comparable operating results for RGS, unless otherwise noted.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

OPERATING REVENUES AND SALES

      In the second quarter total revenues for RGS increased $37.7 million or 12.1%, reflecting mainly higher wholesale electric sales and higher other revenues from Energetix due to an aggressive expansion program during 2000 that included the acquisition of eight liquid-fuels companies. The increase in wholesale electric sales reflect increased capacity to sell power in the wholesale electric market due to the availability of RG&E's generation facilities.

      Revenues from regulated retail electric sales were up $.9 million from the second quarter of 2000, driven by increased sales to energy marketers, partially offset by lower retail electric base rates that became effective in July 2000. Electric sales to other utilities were up $4.3 million, which reflects the higher electric output from the RG&E generation facilities.

      Gas revenues, net of fuel expenses, were down $5.5 million for RG&E due to lower regulated gas distribution rates and decreased customer consumption in response to higher gas commodity prices.

      Unregulated revenues, net of fuel expense, increased $4.0 million from the second quarter of 2000. This performance reflects a full quarter of operations after the completion by Energetix of an aggressive expansion program in 2000 that included the acquisition of eight liquid-fuels companies, the largest of which was Burnwell and certain assets of the New York Fuels division of AllEnergy, both of which closed in November of 2000. Unregulated sales also reflect the migration of electric and gas customers from the regulated to the unregulated business.

OPERATING EXPENSES

     Higher regulated fuel expenses reflect mainly the increased consumption due to the higher availability of RG&E's nuclear generation facilities due to the timing of scheduled maintenance shutdowns. Purchased power expense for RG&E was up $3.8 million driven by more megawatt hours purchased.

     Higher unregulated fuel costs for RGS reflect mainly the increase in the liquid-fuels commodity costs and the higher volumes of fuel sold in the second quarter of 2001 as compared to a year ago.

     The increase in non-fuel regulated operating and maintenance expense for both RGS and RG&E in the second quarter of 2001 reflects mainly a $7 million increase in electric transmission and wheeling charges by the NYISO, compared to a year ago when the Company recognized certain one-time credits for these expenses. These higher electric transmission and wheeling charges were partially offset by a $4 million decrease in the Company's reserve for uncollectible accounts due to improved collection experience.

     Unregulated non-fuel operating and maintenance expenses increased in the current quarter compared to a year ago driven by the business acquisitions as discussed earlier.

     Local, state and other taxes for RGS are up $2.0 million from second quarter 2000. The 2000 amount included a $4.3 million credit adjustment for new state income taxes in 2000, so the 2001 taxes are actually $2.0 million lower than the second quarter 2001 before the adjustment. This decrease reflects lower state revenue taxes.

     The difference in income tax expense for RGS and RG&E is attributable to lower pre-tax earnings, and the effect of merger costs in 2001, which are non-deductible..

OTHER STATEMENT OF INCOME ITEMS

     The change in RGS's Other Income and Deductions, Other-net reflects mainly additional income in the current period compared to a year when in May 2000 the Company recognized a charge for certain prior period purchase power expenses.

     Interest expense for both RGS and RG&E is driven by the $200 million bond financing in April 2001 and the $100 million redemption of bonds in May 2001 as discussed in "Financing" and "Redemption of Securities" above. Interest expense for RGS also increased due to interest payments on the promissory note issued in November 2000 in connection with the acquisition of Burnwell.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

OPERATING REVENUES AND SALES

     In the first six months of 2001, total revenues for RGS increased $159.7 million from the same period a year ago principally as a result of increased unregulated revenues. Compared to last year, revenues from the sale of energy to other electric utilities were up $18.9 million, reflecting increased output of the RG&E generation facilities and higher average market prices. Partially offsetting these favorable results was a drop of $1.3 million from a decline in retail electric rates. Regulated gas revenues, net of fuel expenses, were down $8.7 million due mainly to reduced consumption in response to higher commodity costs for natural gas.

     Unregulated revenues were $366.8 million for the first six months of 2001, as compared to $213.4 million last year for the same reasons discussed for the second quarter.

OPERATING EXPENSES

     Higher regulated fuel and purchased power expenses increased for the same reasons discussed for the second quarter.

     The decrease in regulated non-fuel operating and maintenance expenses was driven by the decrease in the company's uncollectible accounts reserve discussed above, partially offset by higher electric transmission and wheeling charges of $2.8 million compared to a year ago. There was a decrease in the NYISO charges in the first quarter, followed by the $7 million increase as discussed for the second quarter.

     The factors affecting variances in regulated state, local and other taxes and income taxes for the quarterly period are also applicable for the six-month comparison period.

     The increase in unregulated non-fuel operating and maintenance expenses for RGS reflects primarily operating expenses for Griffith, driven by the business acquisitions as discussed earlier.

OTHER STATEMENT OF INCOME ITEMS

     The factors affecting variances in Regulated Other Income and Deductions-net, and interest charges for the quarterly period are also applicable for the six-month comparison period. One time after-tax merger expenses of $8.3 million were partially offset by lower expenses due to recognition in June 2000 of certain non-recurring prior period purchase power expenses.

DIVIDENDS

     On June 15, 2001, the Board of Directors of RGS authorized a common stock dividend of $.45 per share, which was paid on July 25, 2001 to shareholders of record on July 2, 2001. Also on June 15, 2001, the Board of Directors of RG&E declared dividends on its Preferred Stock at the regular rates per share payable on September 1, 2001 to shareholders of record on August 1, 2001.

     The ability of RGS to pay common stock dividends is governed by the ability of RGS's subsidiaries to pay dividends to RGS. RG&E is the largest of RGS's subsidiaries, therefore it is expected that for the foreseeable future the funds required by RGS to enable it to pay dividends will be derived predominantly from the dividends paid to RGS by RG&E. In the future, dividends from subsidiaries other than RG&E may also contribute to RGS's ability to pay dividends. RG&E's ability to make dividend payments to RGS will depend upon the availability of retained earnings and the needs of its utility business. RG&E's Certificate of Incorporation provides for the payment of dividends on its common stock out of the surplus net profits (retained earnings) of RG&E. In addition, pursuant to the PSC order approving the formation of RGS, RG&E may pay dividends to RGS of no more than 100% of RG&E's net income calculated on a two-year rolling basis. The calculation of net income for this purpose excludes non-cash charges to income resulting from accounting changes or certain PSC required charges as well as charges that may arise from significant unanticipated events. This condition does not apply to dividends that would be used to fund the remaining portion of RG&E's $100 million authorization for unregulated operations (approximately $8 million at June 30, 2001).


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     RG&E is exposed to interest rate and commodity price risks.

     The interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt. RG&E manages its interest rate risk through the issuance of fixed rate debt with varying maturities and through economic refundings of debt through optional redemptions. A portion of RG&E's long-term debt consists of long-term Promissory Notes, the interest component of which resets on a periodic basis reflecting current market conditions. See combined 2000 10-K of RGS and RG&E "Note 6 - Long Term Debt". RG&E was not participating in any derivative financial instruments to manage interest rate risk as of June 30, 2001.

     The commodity price risk relates to market fluctuations in the price of natural gas, electricity, and other liquid-fuel-related products used for
resale.   Commodity purchases and electric generation are based on projected demand for power generation and customer delivery of electricity, natural gas and liquid-fuel products. RG&E enters into forward contracts for natural gas to hedge the effect of price increases and reduce volatility on gas purchased for resale. Owned electric generation significantly reduces RG&E's exposure to market fluctuations in electric prices. RG&E does not hold open speculative positions in any commodity for trading purposes.

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

     Under the Electric Settlement, RG&E's electric rates are capped at specified levels through June 30, 2002. As a result of owned generation and long-term fixed rate supply contracts, RG&E is largely insulated from market price fluctuations for procurement of its electric supply. In the event that RG&E's generation assets fail to perform as planned, RG&E is exposed to market price fluctuations. RG&E mitigates this risk through generation insurance on a significant percentage of its owned generation during its peak summer months and through hedging contracts.

     Energetix has entered into electric and natural gas purchase commitments with numerous suppliers. These commitments support fixed price offerings to retail electric and gas customers. Additionally, Energetix enters into exchange-traded option contracts for natural gas. These contracts are closely monitored on a daily basis to manage the price risk associated with future sales commitments.

     Energetix, through its subsidiary Griffith, is in the business of purchasing liquid-fuel-related commodities for resale to its customers. To manage the resulting market price risk, Griffith enters into various exchange-traded futures and option contracts and over-the-counter contracts with third parties. These contracts are closely monitored on a daily basis to manage the price risk associated with inventory and future sales commitments.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Reference is made to Notes 2, 3 and 5 of the Notes to Financial Statements.

GRIFFITH OWNED SITES

     In connection with its Big Flats, New York terminal, Griffith has been complying with the Unilateral Administrative Order issued by the EPA. Pursuant to a cost sharing agreement with Sun Pipe Line Company, Griffith continues to undertake one-half of the costs necessary to comply with the order. To date Griffith has spent $1.8 million on this compliance. Griffith has reserved the right to claim contribution and/or indemnification from Sun Pipe Line Company, and compliance with the order is proceeding on this basis accordingly.

     Since February 1996, Griffith has been involved in a legal proceeding in New York State Supreme Court for Steuben County, related to the environmental matter in the above paragraph. In Steuben Contracting v. Sun Pipe Line Company, Griffith Oil Co., Inc. and Chevron, USA, the plaintiff is seeking compensation for property damage associated with petroleum discharge at Big Flats. In a decision by the Court entered June 28, 2000, the trial court (i) granted summary judgment against the defendant Sun Pipe Line, (ii) dismissed the complaint against Chevron, USA, (iii) determined that a question of fact existed as to the liability of Griffith as an operator of the failed spur, and (iv) denied Sun's motion for indemnification pursuant to an Access Agreement signed by Griffith upon discovery of the incident. The Court also determined in its bench decision that Griffith did not own the failed spur. This Order was appealed by all defendants, including Griffith. Most significantly, if the Order regarding indemnification is reversed, Griffith could be held liable for Sun's defense and response costs. In April 2001, the Appellate Division for the Fourth Department of Supreme Court determined that both Griffith Oil and Sun Pipe Line were dischargers within the meaning of the New York State Navigation Law, and responsible for the property damages which may be proved by Steuben Contracting, the owner of lands adjoining Griffith's Big Flats Petroleum Bulk Storage Terminal and through which the failed spur line traversed. Certain causes of action against Chevron, USA, successor by merger to Gulf Oil, were reinstated. Trial of the plaintiff's damages as well as the respective claims between the defendants for contribution and indemnification, have yet to be tried. With the exception of the cost-sharing agreement with Sun Pipe Line, an estimate of the possible cost to Griffith cannot be made at this time.

     In June of 2000, Griffith received notification that it is considered a responsible party in connection with petroleum contamination at its Phelps, New York facility. Griffith leases an office and garage at this facility. From approximately 1996 through 1998, it stored distillate fuels at the bulk petroleum storage facility at the site, which was owned by Jeffrey Fuels, Inc. Early in 2000, NYSDEC received complaints of gasoline contamination affecting the water wells of local residents. While no action has been commenced, it is anticipated that Griffith will be named in any future cost recovery suit or other action regarding this facility. The Phelps-Clifton Springs School District, as well as Jeffrey Fuels, Inc. have also been identified as responsible parties. Since Griffith stored only distillate fuels at this site, and not gasoline, it will continue to disclaim responsibility. Griffith is unable to estimate the cost of these possible actions at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on June 15, 2001. The following matters were voted upon:

(a) Approval and adoption of the Agreement and Plan of Merger between RGS and Energy East



          For                Against            Abstain            Total
     --------------------------------------------------------------------------

      23,123,264            2,137,680           468,957          25,729,901

Since a majority of the 34,577, 426 outstanding share of RGS common stock voted for the Agreement and Plan of Merger, the merger was approved.


(b) The election of the following Directors for three year terms expiring at the Annual Meeting of Shareholders in 2004:


      Nominees               Shares For  Shares Withheld
      ---------------------  ----------  ---------------

      Angelo J. Chiarella    28,927,047      969,756

      Mark B. Grier          28,957,509      939,294

      Jay T. Holmes          28,960,375      936,428

Since each Nominee received a plurality of the votes cast, the Nominees were elected Directors for three year terms expiring at the 2004 Annual Meeting of Shareholders.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits:  None

 (b)  Reports on Form 8-K:

        RGS Energy Group, Inc.

        Rochester Gas and Electric Corporation

A report was filed dated April 4, 2001 including under Item 7, Financial Statements and Exhibits certain exhibits relating to the issuance of RG&E's 6.95% First Mortgage Bonds, due 2011, Series TT

A report was filed August 10, 2001, including under Item 5, Other Events, that RG&E has reached an agreement with the Staff of the New York State Public Service Commission on a joint settlement proposal with respect to the regulatory and ratemaking aspects of the sale of RG&E's interest in the Nine Mile Two generating facility. This proposal is subject to PSC approval.

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


                               RGS ENERGY GROUP, INC.
                               ----------------------
                                    (Registrant)




Date:   August 9, 2001                   By       /s/ Mark Keogh
                                            -----------------------------
                                                     Mark Keogh
                                                     Treasurer



Date:   August 9, 2001                   By     /s/ William J. Reddy
                                            -----------------------------
                                                  William J. Reddy
                                                     Controller



                               ROCHESTER GAS AND ELECTRIC CORPORATION
                               --------------------------------------
                                            (Registrant)



Date:   August 9, 2001                   By        /s/ Mark Keogh
                                            -----------------------------
                                                     Mark Keogh
                                            Vice President and Treasurer



Date:   August 9, 2001                   By     /s/ William J. Reddy
                                            -----------------------------
                                                  William J. Reddy
                                            Vice President and Controller