Form 10-Q
period 2001-09-30
ROCHESTER GAS & ELECTRIC CORP; RGS ENERGY GROUP INC
filed 2001-11-14
CIK 84557, 1073353

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        September 30, 2001
                                   --------------------------------
                                    OR
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

  As of the close of business on October 31, 2001, (i) RGS Energy Group, Inc. ("RGS") had outstanding 34,663,542 shares of Common Stock ($.01 par value),and
(ii) all of the outstanding shares of Common Stock ($5 par value) of Rochester Gas and Electric Corporation ("RG&E") were held by RGS.

  RG&E meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction (H)(2).

                                 INDEX


                                                                                                                  Page No.
PART I - FINANCIAL INFORMATION
RGS Energy Group, Inc.
   Consolidated Balance Sheet - September 30, 2001 and
   December 31, 2000........................................................................................        1 - 2

   Consolidated Statement of Income - Three Months and Nine Months Ended
   September 30, 2001 and 2000..............................................................................            3

   Consolidated Statement of Cash Flows - Nine Months
   Ended September 30, 2001 and 2000........................................................................            4

Rochester Gas and Electric Corporation
   Balance Sheet - September 30, 2001 and December 31, 2000.................................................        5 - 6

  Statement of Income - Three Months and Nine Months Ended
  September 30, 2001 and 2000...............................................................................            7

  Statement of Cash Flows - Nine Months Ended
  September 30, 2001 and 2000...............................................................................            8


  Notes to Financial Statements..............................................................................      9 - 16

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations........................................................................     16 - 26

  Quantitative and Qualitative Disclosures About
  Market Risk................................................................................................     26 - 27

PART II - OTHER INFORMATION

  Legal Proceedings.........................................................................................      27 - 28

  Exhibits and Reports on Form 8-K..........................................................................           28

  Signatures................................................................................................           29


                                ---------------
Filing Format

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

Abbreviations and Glossary
Annual Report               RGS and RG&E Combined Annual Report on Form 10-K for
                            the period ended December 31, 2000.

Company or RGS              RGS Energy Group, Inc., a holding company formed
                            August 2, 1999, which is the parent company of RG&E, RGS Development and Energetix


Electric Settlement         Competitive Opportunities Case Settlement among
                            RG&E, PSC Staff and other parties which provides the framework for the development of competition in the electric energy marketplace through June 30, 2002

Energetix                   Energetix, Inc., a wholly-owned subsidiary of RGS

Energy Choice               A competitive electric retail access program of RG&E
                            being phased-in during the term of the Electric
                            Settlement

FASB                        Financial Accounting Standards Board

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

NYISO                       New York Independent System Operator

NYPA                        New York Power Authority

NYSDEC                      New York State Department of Environmental
                            Conservation

PSC                         New York State Public Service Commission

Regulatory Assets           Deferred costs whose classification as an asset on
                            the balance sheet is permitted by SFAS 71, Accounting for the Effects of Certain Types of Regulation

RG&E Rochester Gas and Electric Corporation, a wholly-owned regulated electric and gas subsidiary of RGS

RGS Development             RGS Development Corporation, a wholly-owned
                            subsidiary of RGS

RTO                         Regional Transmission Organization

SEC                         Securities and Exchange Commission

SFAS                        Statement of Financial Accounting Standards

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS



                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)




                                          September 30,                   December 31,
Assets                                        2001                            2000
----------------------------------------------------------------------------------------
Utility Plant
Electric                                  $ 1,629,151                        $ 2,467,289
Gas                                           493,474                            471,051
Common                                        187,124                            164,872
Nuclear                                       219,701                            292,588
                                          -----------                        -----------
                                            2,529,450                          3,395,800
Less:  Accumulated depreciation             1,240,643                          1,750,493
       Nuclear fuel amortization              201,985                            254,435
                                          -----------                        -----------
                                            1,086,822                          1,390,872
Construction work in progress                 117,613                            111,486
                                          -----------                        -----------
       Net Utility Plant                    1,204,435                          1,502,358
                                          -----------                        -----------
Current Assets
Cash and cash equivalents                      33,020                             16,258
Accounts receivable, net of allowance
  for doubtful accounts: 2001 - $29,988;
  2000 - $34,550                              103,480                            136,374
Unbilled revenue receivable                    30,715                             71,120
Fuels                                          70,274                             46,868
Materials and supplies                          6,589                              8,187
Prepayments                                    40,510                             26,268
Derivatives                                        (0)                                (0)
Other current assets                            3,237                              2,292
                                          -----------                        -----------
           Total Current Assets               287,825                            307,367
                                          -----------                        -----------
Intangible Assets
Goodwill, net                                  13,533                             27,971
Other intangible assets, net                   20,156                             22,614
                                          -----------                        -----------
           Total Intangible Assets             33,689                             50,585
                                          -----------                        -----------
Deferred Debits and Other Assets
Nuclear generating plant decommissioning
 fund                                         210,621                            244,514
Nine Mile Two deferred costs                   26,367                             27,155
Unamortized debt expense                       23,215                             16,602
Regulatory assets                             335,550                            412,789


Regulatory assets - Nine Mile Two
 (see note 3 to the financial statements)     398,507                                  -
Other                                           4,131                              6,005
                                          -----------                        -----------
           Total Deferred Debits and
             Other Assets                     998,391                            707,065
                                          -----------                        -----------
           Total Assets                   $ 2,524,340                        $ 2,567,375
                                          -----------                        -----------


The accompanying notes are an integral part of the financial statements.

                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                          September 30,  December 31,
Capitalization and Liabilities                                                 2001          2000
-----------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                             $  579,742   $  580,132
               - promissory notes                                              208,598      211,703
Preferred stock redeemable at option of RG&E                                    47,000       47,000
Preferred stock subject to mandatory redemption                                 25,000       25,000
Common shareholders' equity
Common stock
  Authorized 100,000,000 shares; 39,007,682 shares issued at
  September 30, 2001 and 38,956,726 shares issued at December 31, 2000         705,721      702,807
  Retained earnings                                                            191,047      181,546
                                                                            ----------   ----------
                                                                               896,768      884,353
  Less: Treasury stock at cost (4,379,300 shares at September 30, 2001
          and December 31, 2000)                                               117,238      117,238
                                                                            ----------   ----------
           Total Common Shareholders' Equity                                   779,530      767,115
                                                                            ----------   ----------
           Total Capitalization                                              1,639,870    1,630,950
                                                                            ----------   ----------

Long Term Liabilities
Nuclear waste disposal                                                         100,674       97,291
Uranium enrichment decommissioning                                               9,871        9,649
Other promissory notes                                                          23,565       32,025
Site remediation                                                                24,473       24,420
                                                                            ----------   ----------
           Total Long Term Liabilities                                         158,583      163,385
                                                                            ----------   ----------

Current Liabilities
Long term debt due within one year                                             112,247       12,095
Preferred stock redeemable within one year                                           -            -
Short term debt                                                                      -      122,400
Accounts payable                                                                94,266      108,618
Dividends payable                                                               16,485       16,515
Equal payment plan                                                                  (0)           0
Accrued interest                                                                14,952       13,000
Derivatives                                                                     18,480            -
Taxes Payable
Other                                                                           48,260       44,491
                                                                            ----------   ----------
           Total Current Liabilities                                           304,690      317,119
                                                                            ----------   ----------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                              254,753      277,787
Pension costs accrued                                                            9,089       26,548
Kamine deferred credit                                                          46,996       51,920
Post employment benefits                                                        57,744       54,505
Other                                                                           52,615       45,161
                                                                            ----------   ----------
           Total Deferred Credits and Other Liabilities                        421,197      455,921
                                                                            ----------   ----------

Commitments and Other Matters                                                        -            -
                                                                            ----------   ----------
           Total Capitalization and Liabilities                             $2,524,340   $2,567,375
                                                                            ----------   ----------

The accompanying notes are an integral part of the financial statements.

                             RGS Energy Group Inc.
                       Consolidated Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)


                                                                            For the Three Months Ended          Year To Date
                                                                                   September 30,                September 30,
                                                                              2001            2000            2001         2000
                                                                            ----------      ----------      ----------   ----------
OPERATING REVENUES
 Electric                                                                   $  196,194      $  189,569      $  564,825   $  543,375
 Gas                                                                            37,727          37,428         262,389      214,249
 Liquid fuels and other                                                         91,843          87,308         354,766      253,237
                                                                            ----------      ----------      ----------   ----------
  Total Operating Revenues                                                     325,764         314,305       1,181,980    1,010,861

OPERATING EXPENSES
Fuel Expenses
 Fuel for electric generation                                                   17,852          13,382          43,856       35,419
 Purchased electricity                                                          30,791          27,928          73,232       64,366
 Gas purchased for resale                                                       24,447          24,915         177,278      121,180
 Unregulated fuel expenses                                                      83,433          80,310         314,499      229,323
                                                                            ----------      ----------      ----------   ----------
  Total Fuel Expenses                                                          156,523         146,535         608,865      450,288
                                                                            ----------      ----------      ----------   ----------
Operating Revenues Less Fuel Expenses                                          169,241         167,770         573,115      560,573

Other Operating Expenses
 Operations and maintenance excluding fuel                                      80,033          80,053         217,276      218,534
 Unregulated operating and maintenance expenses excluding fuel                  11,209           6,974          33,540       21,182
 Depreciation and amortization                                                  30,906          29,200          92,003       87,415
 Taxes - state, local and other                                                 20,791          21,541          70,346       71,229
 Income taxes                                                                    4,887           3,189          45,186       46,592
                                                                            ----------      ----------      ----------   ----------
  Total Other Operating Expenses                                               147,826         140,957         458,351      444,952
                                                                            ----------      ----------      ----------   ----------
Operating Income                                                                21,415          26,813         114,764      115,621

OTHER (INCOME) AND DEDUCTIONS
 Allowance for other funds used during construction                               (237)           (225)           (714)        (605)
 Income taxes                                                                  (21,009)            323         (21,064)       1,302
 RGS/Energy East Merger Expenses                                                 5,330               -          13,643            -
 Accelerated Amortization (Nine Mile Two)                                       20,000               -          20,000            -
 Other - net                                                                    (2,634)         (2,590)         (5,710)      (2,346)
                                                                            ----------      ----------      ----------   ----------
  Total Other (Income) and Deductions                                            1,450          (2,492)          6,155       (1,649)


INTEREST CHARGES
 Long term debt                                                                 15,026          14,458          45,284       43,540
 Other - net                                                                     1,738           1,113           4,911        2,967
 Allowance for borrowed funds used during construction                            (380)           (361)         (1,143)        (968)
                                                                            ----------      ----------      ----------   ----------
  Total Interest Charges                                                        16,384          15,210          49,052       45,539
                                                                            ----------      ----------      ----------   ----------
Net Income                                                                       3,581          14,095          59,557       71,731
                                                                            ----------      ----------      ----------   ----------
Preferred Stock Dividend Requirements                                              925             925           2,775        2,775
                                                                            ----------      ----------      ----------   ----------
Net Income Applicable to Common Stock                                       $    2,656      $   13,170      $   56,782   $   68,956
                                                                            ----------      ----------      ----------   ----------

Average Number of Common Shares (000's)
  Common Stock                                                                  34,590          34,928          34,583       35,365
  Common Stock and Equivalents                                                  34,992          35,009          34,946       35,436

Earnings per Common Share - Basic                                                $0.08           $0.38           $1.64        $1.95
Earnings per Common Share - Diluted                                              $0.07           $0.38           $1.62        $1.95
Cash Dividends Paid per Common Share                                             $0.45           $0.45           $1.35        $1.35


The accompanying notes are an integral part of the financial statements.

                             RGS ENERGY GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)



                                                                                                       Nine Months Ended
                                                                                                         September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       2001                 2000
                                                                                                ------------         -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                                         $  59,557           $  71,731
Adjustments to reconcile net income to net cash provided
     from operating activities:
Depreciation & amortization                                                                          105,526             100,298
Deferred recoverable fuel costs                                                                          216              10,112
Income taxes deferred                                                                                  3,470             (22,643)
Allowance for funds used during construction                                                          (1,857)             (1,573)
Unbilled revenue                                                                                      40,405              22,097
Post employment benefit/pension costs                                                                  2,581               4,581
Provision for doubtful accounts                                                                       (4,562)                210
Changes in certain current assets and liabilities; net of assets acquired and liabilities assumed in acquisitions:
     Accounts receivable                                                                              37,745                (108)
     Materials, supplies and fuels                                                                    (2,748)            (27,048)
     Taxes accrued                                                                                    (7,225)             (8,570)
     Accounts payable                                                                                (14,312)             29,718
     Other current assets and liabilities, net                                                        (3,891)             (4,946)
Other, net                                                                                             3,183              23,193
                                                                                                ------------         -----------
     Total Operating                                                                                 218,088             197,052
                                                                                                ------------         -----------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                                      (102,805)           (102,605)
Nuclear generating plant decommissioning fund                                                        (15,536)            (15,536)
Acquisitions, net of cash                                                                                  -              (7,676)
                                                                                                ------------         -----------
     Total Investing                                                                                (118,341)           (125,817)
                                                                                                ------------         -----------

CASH FLOW FROM FINANCING ACTIVITIES
Redemption of long term debt                                                                        (100,000)            (30,000)
Sale/Issuance of common stock                                                                            729                   -
Proceeds from issuance of long-term debt, net                                                        199,534                   -
Repayment of promissory notes                                                                        (10,398)             (2,810)
Short term borrowings, net                                                                          (122,400)             33,500
Payments of dividends on preferred stock                                                              (2,775)             (2,775)
Payments of dividends on common stock                                                                (46,680)            (47,960)
Purchase of treasury stock                                                                                 -             (29,559)
Other, net                                                                                              (995)              1,766
                                                                                                ------------         -----------
     Total Financing                                                                                 (82,985)            (77,838)
                                                                                                ------------         -----------
     Increase (Decrease) in cash and cash equivalents                                                 16,762              (6,603)
     Cash and cash equivalents at beginning of period                                                 16,258               8,288
                                                                                                ------------         -----------
     Cash and cash equivalents at end of period                                                    $  33,020           $   1,685
                                                                                                ------------         -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                                           Nine Months Ended
(Thousands of Dollars)                                                                                        September 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2001                 2000
                                                                                                ------------         -----------
Adjustment to Goodwill                                                                             $ (13,212)                  -
Establishment of Nine Mile Two Regulatory Asset                                                      398,507                   -

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                         September 30,     December 31,
Assets                                                                        2001             2000
--------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                    $1,629,151      $2,467,289
Gas                                                                            493,474         471,051
Common                                                                         132,494         117,473
Nuclear                                                                        219,701         292,588
                                                                            ----------      ----------
                                                                             2,474,820       3,348,401
Less:  Accumulated depreciation                                              1,231,830       1,735,752
       Nuclear fuel amortization                                               201,985         254,435
                                                                            ----------      ----------
                                                                             1,041,005       1,358,214
Construction work in progress                                                  117,613         111,486
                                                                            ----------      ----------
    Net Utility Plant                                                        1,158,618       1,469,700
                                                                            ----------      ----------

Current Assets
Cash and cash equivalents                                                       27,011           4,851
Accounts receivable, net of allowance for doubtful accounts:
 2001 - $29,482; 2000 - $33,482                                                 76,660          93,130
Affiliate receivable                                                            72,304          51,558
Unbilled revenue receivable                                                     22,498          61,838
Fuels                                                                           59,246          33,896
Materials and supplies                                                           6,589           8,187
Prepayments                                                                     37,507          23,782
Derivatives                                                                          0               -
                                                                            ----------
Other current assets                                                             1,084               -
                                                                            ----------      ----------
    Total Current Assets                                                       302,899         277,242
                                                                            ----------      ----------
Intangible Assets
Goodwill, net                                                                        -               -
Other intangible assets, net                                                         -               -
                                                                            ----------      ----------
    Total Intangible Assets                                                          -               -
                                                                            ----------      ----------
Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                                  210,621         244,514
Nine Mile Two deferred costs                                                    26,367          27,155
Unamortized debt expense                                                        23,215          16,602
Regulatory assets                                                              335,550         412,789
Other assets                                                                         -               -
Regulatory assets - Nine Mile Two (see note 3 to the
 financial statements)                                                         398,507               -
Other                                                                            3,053           4,673
                                                                            ----------      ----------
    Total Deferred Debits and Other Assets                                     997,313         705,733
                                                                            ----------      ----------
    Total Assets                                                            $2,458,830      $2,452,675
                                                                            ----------      ----------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                          September 30,    December 31,
Capitalization and Liabilities                                                  2001           2000
-------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                              $  579,742     $  580,132
               - promissory notes                                               208,598        211,703
Preferred stock redeemable at option of RG&E                                     47,000         47,000
Preferred stock subject to mandatory redemption                                  25,000         25,000
Common shareholder's equity
  Authorized 50,000,000 shares; 39,007,682 shares issued at
  September 30, 2001 and 38,885,813 shares issued at December 31, 2000          700,318        700,318
  Retained earnings                                                             177,690        166,184
                                                                             ----------     ----------
                                                                                878,008        866,502
  Less: Treasury stock at cost (4,379,300 shares at September 30, 2001
          and December 31, 2000)                                                117,238        117,238
                                                                             ----------     ----------
           Total Common Shareholder's Equity                                    760,770        749,264
                                                                             ----------     ----------
           Total Capitalization                                               1,621,110      1,613,099
                                                                             ----------     ----------

Long Term Liabilities
Nuclear waste disposal                                                          100,674         97,291
Uranium enrichment decommissioning                                                9,871          9,649
Site remediation                                                                 22,356         22,356
                                                                             ----------     ----------
           Total Long Term Liabilities                                          132,901        129,296
                                                                             ----------     ----------

Current Liabilities
Long term debt due within one year                                              104,306          4,227
Preferred stock redeemable within one year                                            -              -
Short term debt                                                                       -         98,000
Accounts payable                                                                 76,515         79,356
Affiliate payable                                                                23,838         18,451
Dividends payable to parent                                                      16,485         16,515
Equal payment plan                                                                   (0)             0
Accrued interest                                                                 14,721         12,339
Derivatives                                                                      18,480              -
Taxes Payable
Other                                                                            33,928         29,325
                                                                             ----------     ----------
           Total Current Liabilities                                            288,273        258,213
                                                                             ----------     ----------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                               250,670        274,299
Pension costs accrued                                                             9,089         26,548
Kamine deferred credit                                                           46,996         51,920
Post employment benefits                                                         57,744         54,505
Other                                                                            52,047         44,795
                                                                             ----------     ----------
           Total Deferred Credits and Other Liabilities                         416,546        452,067
                                                                             ----------     ----------
Commitments and Other Matters                                                         -              -
                                                                             ----------     ----------

           Total Capitalization and Liabilities                              $2,458,830     $2,452,675
                                                                             ----------     ----------

The accompanying notes are an integral part of the financial statements.

                    Rochester Gas and Electric Corporation
                              Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)

                                               For the Three Months Ended                  Year To Date
                                                      September 30,                        September 30,
                                                  2001            2000                  2001            2000
                                               ----------      ----------            ----------       --------
OPERATING REVENUES
 Electric                                      $  194,201      $  187,472            $  559,819       $535,451
 Gas                                               34,639          36,214               225,604        205,651
                                               ----------      ----------            ----------       --------
  Total Operating Revenues                        228,840         223,686               785,423        741,102

OPERATING EXPENSES
Fuel Expenses
 Fuel for electric generation                      17,852          13,382                43,856         35,418
 Purchased electricity                             30,301          27,205                71,370         59,800
 Gas purchased for resale                          20,694          23,530               140,532        113,129
                                               ----------      ----------            ----------       --------
  Total Fuel Expenses                              68,847          64,117               255,758        208,347
                                               ----------      ----------            ----------       --------
Operating Revenues Less Fuel
 Expenses                                         159,993         159,569               529,665        532,755

Other Operating Expenses
 Operations and maintenance
  excluding fuel                                   80,033          80,053               217,276        218,534
 Depreciation and
  amortization                                     29,064          28,239                86,033         84,549
 Taxes - state, local and
  other                                            20,109          20,453                67,362         67,938
 Income taxes                                       7,347           3,685                45,837         46,318
                                               ----------      ----------            ----------       --------
  Total Other Operating
   Expenses                                       136,553         132,430               416,508        417,339
                                               ----------      ----------            ----------       --------
Operating Income                                   23,440          27,139               113,157        115,416

OTHER (INCOME) AND DEDUCTIONS
 Allowance for other funds
  used during construction                           (237)           (225)                 (714)          (605)
 Income taxes                                     (20,981)            262               (21,279)         1,075
 RGS/Energy East Merger
  Expenses                                          5,314               -                13,393              -
 Accelerated Amortization
  (Nine Mile Two)                                  20,000               -                20,000              -
 Other - net                                       (2,763)         (2,469)               (5,513)        (1,945)
                                               ----------      ----------            ----------       --------
  Total Other (Income) and
   Deductions                                       1,333          (2,432)                5,887         (1,475)

INTEREST CHARGES
 Long term debt                                    14,760          14,130                44,404         42,476
 Other - net                                        1,391           1,006                 3,270          2,965
 Allowance for borrowed
  funds used during
  construction                                       (380)           (361)               (1,143)          (968)
                                               ----------      ----------            ----------       --------
  Total Interest Charges                           15,771          14,775                46,531         44,473
                                               ----------      ----------            ----------       --------
Net Income                                          6,336          14,796                60,739         72,418
                                               ----------      ----------            ----------       --------
Dividends on Preferred Stock                          925             925                 2,775          2,775
                                               ----------      ----------            ----------       --------
Net Income Applicable to
 Common Stock                                  $    5,411      $   13,871            $   57,964       $ 69,643
                                               ----------      ----------            ----------       --------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                            STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                       September 30,
-----------------------------------------------------------------------------------------
                                                                       2001        2000
                                                                    ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                          $  60,739      72,418
Adjustments to reconcile net income to net cash provided
  from operating activities:
Depreciation & amortization                                            99,680      97,459
Deferred recoverable fuel costs                                           216      10,112
Income taxes deferred                                                   2,876     (21,461)
Allowance for funds used during construction                           (1,857)     (1,573)
Unbilled revenue                                                       39,340      25,789
Post employment benefit/pension costs                                   2,581       4,581
Provision for doubtful accounts                                        (4,000)        117
Changes in certain current assets and liabilities:
  Accounts receivable                                                    (275)    (10,675)
  Materials, supplies and fuels                                        (4,692)    (20,387)
  Taxes accrued                                                        (6,753)     (8,928)
  Accounts payable                                                     14,568      31,905
  Other current assets and liabilities, net                            (2,350)     (7,912)
Other, net                                                               (664)     22,774
                                                                    ---------   ---------
     Total Operating                                                  199,409     194,219
                                                                    ---------   ---------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                        (98,458)   (101,182)
Nuclear generating plant decommissioning fund                         (15,536)    (15,536)
Other, net                                                                  -         769
                                                                    ---------   ---------
     Total Investing                                                 (113,994)   (115,949)
                                                                    ---------   ---------

CASH FLOW FROM FINANCING ACTIVITIES
Redemption of long term debt                                         (100,000)    (30,000)
Proceeds from issuance of long term debt, net                         199,534           -
Repayment of promissory notes                                          (3,026)     (2,810)
Short term borrowings, net                                            (98,000)     31,500
Payments of dividends on preferred stock                               (2,775)     (2,775)
Payments of dividends on common stock                                 (46,680)    (47,960)
Purchase of treasury stock                                                  -     (29,559)
Other, net                                                            (12,308)        648
                                                                    ---------   ---------
     Total Financing                                                  (63,255)    (80,956)
                                                                    ---------   ---------
     Increase (Decrease) in cash and cash equivalents                  22,160      (2,686)
     Cash and cash equivalents at beginning of period                   4,851       6,443
                                                                    ---------   ---------
     Cash and cash equivalents at end of period                     $  27,011   $   3,757
                                                                    ---------   ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                       Nine Months Ended
(Thousands of Dollars)                                                    September 30,
------------------------------------------------------------------------------------------
                                                                       2001        2000
                                                                    ---------   ---------
Establishment of Nine Mile Two Regulatory Asset                     $ 398,507           -

The accompanying notes are an integral part of the financial statements.

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS


RGS ENERGY GROUP, INC.
ROCHESTER GAS AND ELECTRIC CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1.   SUMMARY OF ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

     This is a combined report of RGS and RG&E. The Notes to Financial Statements apply to both RGS and RG&E. RGS's Consolidated Financial Statements include the accounts of RGS and its wholly-owned subsidiaries, including RG&E, and two non-utility subsidiaries, Energetix and RGS Development. RGS and RG&E, in the opinion of management, have included adjustments (which include normal recurring adjustments) which are necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 2001 are subject to adjustment at the end of the year when they will be audited by independent accountants.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Moreover, the results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the RGS and RG&E combined Annual Report on Form 10-K for the year ended December 31, 2000 ("Annual Report").

RECLASSIFICATIONS

     Certain amounts in the prior years' financial statements were reclassified to conform with current year presentation.

MERGER AGREEMENT

     On February 20, 2001, RGS announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 16, 2001, with Energy East Corporation ("Energy East"), a New York corporation, and Eagle Merger Corp., a New York corporation that will be a wholly owned subsidiary of Energy East ("Merger Sub") at the effective time of the Merger (as defined below), pursuant to which RGS will be merged with and into Merger Sub (the "Merger") and RGS will become a wholly owned subsidiary of Energy East. As a result of the Merger, all of the outstanding common stock of RGS will be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. Energy East will also assume approximately $1.0 billion of RGS debt.

       Under the Merger Agreement, subject to possible adjustments for tax reasons, 45% of RGS common stock will be converted into a number of shares of Energy East common stock with a value of $39.50 per RGS share, subject to restrictions on the maximum and minimum number of shares of Energy East common stock to be issued, and 55% of RGS common stock will be converted into $39.50 in cash per RGS share. RGS shareholders will be able to specify the percentage of the consideration they wish to receive in shares of Energy East common stock and in cash, subject to proration.

       At the 2001 Annual Meetings of RGS and Energy East, the shareholders of RGS approved and adopted the Merger Agreement and the shareholders of Energy East approved the issuance of Energy East shares in connection with the Merger. All regulatory applications required in connection with the Merger have been filed and all related regulatory approvals have been received, other than the approvals of the SEC, PSC, Federal Communications Commission, and NRC. RGS and Energy East anticipate that the Merger will be consummated in the first quarter of 2002.

NEW YORK STATE TAX CHANGES

   On May 15, 2000 changes to the New York State tax laws were signed into law effective January 1, 2000. During June 2000 the Company recorded taxes in accordance with these changes. The effect of these changes was a reduction in the gross receipts tax rate, elimination of excess dividends taxes, and the imposition of a state income tax. As a result, deferred state income taxes were established in accordance with the transition rules to recognize timing differences between book and tax deductibility. This transition item results in a one-time tax benefit of $16.7 million that has been deferred for future rate treatment in accordance with the Electric Settlement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", ("SFAS 141"), SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method. It also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. Additional disclosure would be required when goodwill and intangible assets represent a significant portion of the purchase price paid.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this standard, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but the amortization period will not be a limited to a certain period of time. SFAS 142 requires the Company to adopt this standard by January 1, 2002. Management is currently evaluating the provisions of SFAS 142 regarding the impact on the financial condition and results of operations.

     SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. When the liability is settled, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 requires the Company to adopt this standard by January 1, 2003, with earlier application encouraged. Management is currently evaluating the provisions of SFAS 143 regarding the impact on the financial condition and results of operations of the Company and has not determined when it will adopt SFAS 143.

     In August 2001, the FASB issued SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

The following matters supplement the information contained in Notes 2, 3 & 12 to the Financial Statements included in Annual Report and should be read in conjunction with the material contained in those Notes.

Note 2.   NUCLEAR-RELATED MATTERS

NINE MILE NUCLEAR PLANTS

     On November 7, 2001, RG&E, Niagara Mohawk Power Corporation, Central Hudson Gas & Electric Corporation and New York State Electric and Gas Corporation ("NYSEG") sold their ownership interests in Nine Mile Two (and in the case of Niagara Mohawk, Nine Mile One) to Constellation Nuclear, L.L.C. ("Constellation Nuclear") pursuant to an agreement dated December 11, 2000. The Long Island Power Authority, an 18 percent owner of Nine Mile Two, did not participate in the sale.

     The purchase price for RG&E's 14 percent ownership interest in Nine Mile Two was $101.0 million, $50.5 million of which was paid in cash at the closing and $50.5 million of which will be paid in five equal annual principal installments plus interest at a rate of 11 percent pursuant to a five year promissory note. Principal and interest payments under the promissory note will total approximately $67.1 million unless the note is pre-paid.

     At November 7, 2001, the net book value of RG&E's 14 percent interest in the Nine Mile Two generating facility was approximately $349.0 million. RG&E also had investments in fuel of approximately $5.5 million, transmission and distribution facilities of $3.3 million and construction work in progress of $8.1 million.

     RG&E and the Staff of the PSC have entered into a settlement that addresses the rate-making treatment associated with RG&E's recovery of its remaining investment in Nine Mile Two and related costs. The settlement was approved by the PSC in an order issued on October 26, 2001. As a result of the October 26, 2001 PSC approval, the Company's management has determined that the regulatory treatment of the transaction is a subsequent event that should be included in the Company's third quarter financial statements. Under the settlement, RG&E is authorized to establish a regulatory asset calculated in accordance with the provisions of the settlement that is currently estimated to be approximately $328.9 million. RG&E has agreed to a one-time accelerated amortization of $20.0 million of this regulatory asset, approximately 5% of RG&E's pre-sale investment in Nine Mile Two. RG&E has also agreed to amortize during the period from the closing of the sale of Nine Mile Two until RG&E's base electric rates are re-set (estimated to be July 1, 2002) an additional amount of this regulatory asset to reflect the projected reduction in RG&E's expenses of owning and operating Nine Mile Two prior to the sale compared to the estimated expenses that it will incur in purchasing the amount of electricity after the sale that is equivalent to RG&E's pre-sale share of the output. The amortization during this period will be calculated using an amortization rate of $30.0 million per year. The terms associated with the recovery of the remaining regulatory asset will be established in future RG&E rate proceedings. The settlement further provides that it constitutes a final and irrevocable resolution of all RG&E rate-making issues associated with the sale of Nine Mile Two and RG&E's ability to recover costs associated with its investment in Nine Mile Two through its rates. The other petitioning utilities have also entered into settlements with the Staff of the PSC to resolve the rate-making issues associated with the sale of Nine Mile Two and such settlements were approved by the PSC in an order issued October 26, 2001.

     In connection with the sale of Nine Mile Two, RG&E informed Niagara Mohawk that RG&E's rights and obligations under a June 8, 1998 Exit Agreement will cease as it pertains to transmission service relating to Nine Mile Two. Niagara Mohawk disputed RG&E's position, asserting instead that RG&E must continue making payments that decline from approximately $7.0 million per year currently to approximately $4.0 million per year in 2007 and continue at that level until 2043 (or until the plant is retired, if sooner). After attempting to resolve that matter informally, RG&E, on August 13, 2001, commenced an action in New York State Supreme Court, Monroe County, for a judgment declaring that, as a result of the sale of its interest in Nine Mile Two, RG&E has no further obligation to make payments under the Exit Agreement and that the Transmission Congestion Contracts ("TCCs") to which RG&E was entitled under the Exit Agreement, should be returned to and accepted by Niagara Mohawk (TCCs function as a hedge against transmission congestion that can result in higher costs). Niagara Mohawk answered RG&E's complaint, asserting various affirmative defenses and counterclaims. On October 16, 2001, RG&E moved for summary judgment. The ultimate outcome of that motion or of the declaratory judgment itself cannot be predicted.

URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND

  RG&E and others similarly situated utilities have a case pending against the U.S. Department of Energy ("DOE") in which the utilities maintain that DOE has no right to assess them for DOE's costs incurred in decontaminating and decommissioning ("D&D") certain uranium enrichment plants at which DOE performed enrichment services to fulfill its contracts for such services with RG&E and others. This case is in the discovery stage in the Federal District Court for the Southern District of New York.

  In June 2001, the Court of Federal Claims decided that the DOE erroneously sought to overcharge plaintiff utilities during a certain period in 1992 - 1993 for D&D activity by requiring them to pay an assessment for D&D work under an applicable statute at the same time it was requiring them to pay for the identical work through contract prices which included costs for D&D. RG&E is assessing the bearing of this favorable decision on how it will prosecute its own claim for D&D charges against DOE.

     Pending the resolution of its lawsuit, RG&E has been paying a portion of the DOE assessments and recognizing a liability on its financial statements for the balance ($11.7 million at September 30, 2001, of which $9.9 million is recognized as a long-term liability and $1.8 million is recognized as a current liability) for both the Ginna plant and its 14 percent interest in Nine Mile Point Two. RG&E is recovering these costs in rates.

Note 3.  REGULATORY MATTERS

REGULATORY ASSETS

  Below is a summary of RG&E's regulatory assets as of September 30, 2001 and December 31, 2000:


                                                    Millions of Dollars
                                                    September 30, 2001   Dec. 31, 2000
                                                    -------------------  -------------

     Kamine Settlement                                    $172.1             $179.1
     Nine Mile Two*                                        398.5                  -
     Income Taxes                                           46.2              101.9
     Oswego Plant Sale                                      70.0               74.4
     Deferred Environmental SIR costs                       13.0               16.6
     Uranium Enrichment Decommissioning Deferral            11.6               12.7
     Labor Day 1998 Storm Costs                              9.9                9.3
     Other, net                                             12.8               18.8
                                                          ------             ------

     Total - Regulatory Assets                            $734.1             $412.8


     *Nine Mile Two: The $398.5 million represents the establishment of the regulatory asset resulting from the sale of the Nine Mile Two nuclear plant to Constellation Nuclear. In the fourth quarter the regulatory asset will be reduced by the cash proceeds from the sale and a note receivable totaling $101.0 million, net of transaction and other costs of $11.4 million. See Note 2 "Nuclear Related Matters" for more information related to the sale.

  See the Annual Report, Item 8, Note 3 of the Notes to Financial Statements, "Regulatory Matters" for a description of the other regulatory assets shown above.

GAS RETAIL ACCESS SETTLEMENTS.

     On January 25, 2001, RG&E reached agreement with PSC Staff and other parties on a comprehensive rate and restructuring proposal for its natural gas business (the "Gas Rates and Restructuring Proposal"), as contemplated in the PSC's Restructuring Policy Statement issued November 3, 1998. The Gas Rates and Restructuring Proposal was approved by the PSC, with some modifications, on February 28, 2001 and became effective on March 1, 2001.

     The Gas Rates and Restructuring Proposal contains a number of features that are intended to extend for different periods. The two most significant periods are the Rate Term, which applies principally to rate-related provisions and extends from July 1, 2000 through June 30, 2002, and the Rate and Restructuring Program Term, which applies to most other provisions and extends from March 1, 2001 through March 31, 2004. The significant features of the Proposal, as modified and approved by the PSC, are as follows:

(1) For the purpose of setting base, or local delivery, rates for the period beginning July 1, 2000, natural gas revenues are decreased a total of $3,000,000 from the levels in effect on June 30, 2000. This rate level is based on an agreed-upon return on equity of 11.0%.

(2) Base rates are adjusted effective March 1, 2001 to reflect the revenue requirements decrease. Because the base rates that were in effect through February 28, 2001 were higher than those agreed to by the parties, RG&E, in March 2001, passed back to all its retail gas customers a temporary credit applied to rates, on a volumetric basis, equal to the amount of the reduction in rates for the period from July 1, 2000 through February 28, 2001.

(3) In the event that RG&E achieves a return on equity in excess of 12.5% in any Rate Year covered by the Gas Rates and Restructuring Proposal, 90% of the excess over that level will be deferred for the benefit of customers.

(4) RG&E is allowed to defer certain prudent and verifiable costs, expenditures for competition implementation costs that exceed $300 thousand per rate year and any costs associated with mandates and catastrophic events that exceed $600 thousand per rate year for recovery after the Rate Term of the Gas Rates and Restructuring Proposal, subject to PSC approval.

(5) RG&E is authorized to implement a Retail Access Capacity Program, beginning November 1, 2001, pursuant to which RG&E would release pipeline capacity it currently holds to marketers serving customers in RG&E's service area. This Program will help to avoid stranded capacity costs that might otherwise result from migration of customers to marketers.

(6) RG&E will implement a Capacity Incentive Program ("CIP"), consisting of a Capacity Cost Incentive and a Capacity Cost Imputation. Both elements are intended to encourage aggressive management of RG&E's capacity costs. The Capacity Cost Incentive is designed to share, between RG&E and its customers, the savings resulting from the difference between a base level of capacity costs and the actual capacity costs achieved. The Capacity Cost Imputation is intended to provide customers with a guaranteed level of short-term savings through the gas cost adjustment provision. "Short-term" refers to periods of one year or less. "Savings" refers to capacity release savings, as well as net revenues from off-system sales, if any. The imputed level of savings will be $1,100,000 per year for the period beginning April 1, 2001 and extending through June 30, 2002. The level will then be $500,000 per year for the period beginning July 1, 2002 and extending through March 31, 2004.

(7) RG&E will implement a Service Quality Performance Program to be effective as of January 1, 2001 through at least June 30, 2002. This Program establishes performance targets for six specific measures of service and provides for a maximum overall penalty of 42 basis points of gas return on equity (approximately $700,000) for failure to meet the minimum levels specified.

     The PSC also directed RG&E to work with PSC Staff and others on three elements of the Gas Rates and Restructuring Proposal: a weatherization program for low-income customers, a customer education plan, and an aggregation program for customers who receive assistance from the Monroe County DSS. Discussions have been held, and work is in process, on all three of the measures.

Note 4.   OPERATING SEGMENT FINANCIAL INFORMATION

    The Company has identified three operating segments of its business based on the types of products and services it offers and the regulatory environment under which it operates. The three segments are regulated electric, regulated gas and unregulated. The regulated segments' financial records are maintained in accordance with the accounting principles generally accepted in the United States of America ("GAAP") and PSC accounting policies. The unregulated segment's financial records are maintained in accordance with GAAP.

                                                      For the Three Months Ended September 30,
                                                Regulated            Regulated
                                                 Electric               Gas              Unregulated
                                                 --------            ---------           -----------
(thousands of dollars)                        2001      2000       2001       2000       2001       2000
                                            --------  --------   --------   --------   --------   --------
Operating Income/(Loss)                     $ 25,560  $ 30,754   $ (2,120)  $ (3,615)  $ (2,034)  $   (330)
Revenues - External Customers                163,428   166,699     32,972     36,214    129,364    111,392
Revenues - Intersegment Transactions          30,773    20,773      1,667          -          -          -


                                                         For the Nine Months Ended September 30,
                                                Regulated             Regulated
                                                 Electric                Gas               Unregulated
                                                 --------             ---------            -----------
(thousands of dollars)                         2001      2000       2001       2000       2001       2000
                                            --------  --------   --------   --------   --------   --------
Operating Income                            $ 97,920  $ 98,888   $ 15,237   $ 16,528   $  1,583   $    159
Revenues - External Customers                478,025   480,375    207,813    205,651    496,142    324,835
Revenues - Intersegment Transactions          81,794    55,076     17,791          -          -          -

The operations of RGS Development are included in Other (Income) and Deductions in the RGS Consolidated Statement of Income. The total amount of the revenues identified by operating segment do not equal the consolidated revenues as shown in the RGS Consolidated Statement of Income. This is due to the elimination of certain intersegment revenues during consolidation. A reconciliation follows:


                                          For the Three Months   For the Nine Months
                                          Ended September 30,    Ended September 30,
(thousands of dollars)                       2001       2000       2001        2000
                                           --------   --------  ----------  ----------
Revenues
Regulated Electric                         $194,201   $187,472  $  559,819  $  535,451
Regulated Gas                                34,639     36,214     225,604     205,651
Unregulated                                 129,364    111,392     496,142     324,835
                                           --------   --------  ----------  ----------
Total                                      $358,204   $335,078  $1,281,565  $1,065,937

Reported on RGS Consolidated
  Income Statement                          325,764    314,305   1,181,980   1,010,861

Difference to reconcile                      32,440     20,773      99,585      55,076

Intersegment Revenue
   Regulated Electric from Unregulated       30,773     20,773      81,794      55,076
   Regulated Gas from Unregulated             1,667          -      17,791           -
                                           --------   --------  ----------  ----------
      Total Intersegment                   $ 32,440   $ 20,773  $   99,585  $   55,076

Note 5.  COMMITMENTS AND OTHER MATTERS
ENVIRONMENTAL MATTERS

NEW YORK INITIATIVES

     In May 2000, the NYSDEC issued a Notice of Violation ("NOV") to RG&E, asserting that certain "modifications" to Russell and Beebee Stations during 1983-1987 resulted in a "significant increase in the capacity to emit sulfur dioxide." The NOV alleges that, as a result, permits required by the federal Clean Air Act and the New York Environmental Conservation Law should have been obtained by RG&E prior to beginning the "modifications." The NOV asserts that RG&E may be liable for civil penalties of up to $10,000 per day, per violation, as well as subjected to unspecified injunctive relief. The allegations in the NOV are similar to those being made by the United States Department of Justice, on behalf of the United States Environmental Protection Agency, in enforcement cases relating to a number of electric utility coal-fired power plants in the midwest and southeast. The NOV invited RG&E to request an informal conference with the NYSDEC. Since July 2000, RG&E has had several such informal meetings with the NYSDEC and NYS Office of the Attorney General. On the merits of the allegation, RG&E does not believe it has engaged in prohibited activities at either station.

  In a separate initiative, the Governor of New York directed the NYSDEC to require electric generators to further reduce acid rain-causing emissions. The Governor has proposed extending the existing nitrous oxides control program under which RG&E's Russell Station operates to a year-round program (it is currently in effect only for the five-month ozone season that runs from May 1 to October 1). In addition, the Governor has proposed that there be a targeted reduction of approximately 50% in sulfur dioxide emissions below the existing Acid Rain Phase II limits. The state emission reductions would be phased-in beginning in 2004. These are draft regulations subject to review, comment and modification. RG&E is in the process of estimating their economic impact on the station.

RG&E-OWNED WASTE SITE ACTIVITIES

     RG&E is conducting proactive Site Investigation and/or Remediation ("SIR") efforts at eight RG&E-owned sites where past waste handling and disposal may have occurred. Remediation activities at five of these sites are in various stages of planning or completion and RG&E is investigating the other three sites. RG&E has recorded a total liability of approximately $21.9 million which it anticipates spending on SIR efforts at the eight RG&E-owned sites. Through September 30, 2001, RG&E has incurred aggregate costs of $8.0 million for these sites.

MANUFACTURED GAS PLANTS

     RG&E and its predecessors formerly owned and operated five manufactured gas plants ("MGPs") and acquired (following cessation of MGP operations) two others for which SIR costs are estimated to be approximately $20.0 million. RG&E estimates that SIR costs at one of these sites known as East Station may be as much as $14.5 million. These properties are in various stages of investigation and remediation and, in some instances, RG&E is coordinating its activities with the NYSDEC.

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

UNREGULATED FACILITIES

     Griffith Energy, Energetix's liquid-fuel subsidiary, has several sites which are currently undergoing environmental evaluation and/or remediation. Griffith estimates the present value of future aggregate cleanup costs for all active sites as of September 30, 2001 to be approximately $2.8 million, and has recorded an accrual to reflect this liability.

     The previous owner of Griffith is obligated under the purchase agreement to pay for environmental claims or remedial action on Griffith properties owned at the time of Energetix's acquisition of Griffith once the amount of environmental losses incurred by Energetix exceeds $3.5 million less any reserve reflected on the balance sheet at the time of acquisition. As of September 30, 2001 approximately $1.5 million has been spent on these facilities and it is estimated $1.0 million will be spent in the future.

     In connection with its Big Flats, New York terminal, Griffith has been complying with a Unilateral Administrative Order issued by the EPA. Pursuant to a cost sharing agreement with Sun Pipe Line Company, Griffith continues to bear one-half of the costs necessary to comply with the order. To date Griffith has spent $1.8 million on this compliance. Griffith has asserted cross-claims for contribution and/or indemnification from Sun Pipe Line Company, and compliance with the order is proceeding on this basis accordingly. For more detail on this proceeding see Part II - Other Information, Item 1 - Legal Proceedings in this report under the heading "Griffith Owned Sites".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following is management's assessment of certain significant factors affecting the financial condition and operating results of RGS and its subsidiaries over the past three and nine month periods. The Consolidated Financial Statements and the Notes thereto contain additional data. For the quarter ended September 30, 2001, 59.6% of the Company's operating revenues were derived from regulated electric service, 10.6% from regulated natural gas service, and 29.8% from unregulated businesses.

FORWARD LOOKING STATEMENTS

     The discussion presented below contains statements that are not historic fact and which can be classified as forward looking. These statements can be identified by the use of certain words that suggest forward looking information, such as "believes," "will," "expects," "projects," "estimates" and "anticipates". They can also be identified by the use of words that relate to future goals or strategies. In addition to the assumptions and other factors referred to specifically in connection with the forward looking statements, some of the factors that could have a significant effect on whether the forward looking statements ultimately prove to be accurate include:

(1) uncertainties related to the regulatory treatment of RG&E's nuclear generation.

(2) any state or federal legislative or regulatory initiatives (including the results of negotiations between RG&E and other parties including the PSC Staff) that affect the cost or recovery of investments necessary to provide utility service in the electric and natural gas industries. Such initiatives could include, for example, changes in the regulation of rate structures or changes in the speed or degree to which competition occurs in the electric and natural gas industries;

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

(7) the development of any new technologies, as well as regulatory policies, which allow customers to generate their own energy or produce lower cost energy;

(8)  any unusual or extreme weather or other natural phenomena;

(9)  the timing and extent of changes in commodity prices and interest rates;

(10) the ability of RGS to manage profitably new unregulated operations;

(11) certain unknowable risks involved in operating unregulated businesses in new territories and new industries;

(12) risks associated with the proposed merger of RGS with and into the Merger Sub, that will be a wholly owned subsidiary of Energy East at the effective time of the merger, and if the merger is completed, the integration of RGS and Energy East; and

(13) any other considerations that may be disclosed from time to time in the publicly disseminated documents and filings of RGS and RG&E.

RGS ENERGY GROUP, INC.

     RGS is a holding company and not an operating entity. RGS's operations are being conducted through its subsidiaries which include RG&E and two unregulated subsidiaries - RGS Development and Energetix.

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

UNREGULATED SUBSIDIARIES

 ENERGETIX

     As of September 30, 2001, RGS has invested $85.1 million (including loan guarantees) in Energetix, against a maximum of $100.0 million allowed by the Electric Settlement. Energetix markets electricity, natural gas, oil, gasoline, and propane fuel energy services throughout Upstate and Central New York. Energetix has approximately 82,000 customers for natural gas and electricity service.

     Griffith and Burnwell, Energetix's liquid-fuels subsidiaries, give Energetix access to over 123,000 customers, approximately 100,000 of whom are outside of RG&E's regulated franchise territory. In total, Griffith had approximately 587 employees and operated 27 customer service centers as of September 30, 2001.

     Additional information on Energetix's operations (including Griffith) is presented under the headings "Operating Revenues and Sales", and "Operating Expenses".

                                       18
RGS DEVELOPMENT CORPORATION

     RGS Development was formed in 1998 to pursue unregulated business opportunities in the energy marketplace. Through September 30, 2001, RGS Development's operations have not been material to RGS's results of operations or its financial condition.

ROCHESTER GAS AND ELECTRIC CORPORATION
--------------------------------------

 REGULATED ELECTRIC

  COMPETITION

PSC Electric Settlement

     The Annual Report contains a description of an agreement among RG&E, the PSC Staff and several other parties which was approved by the PSC in November 1997 the ("Electric Settlement") that sets the framework for the introduction and development of open competition in the electric energy marketplace and lasts through June 30, 2002. For further discussion, see "PSC Electric Settlement" in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation under the heading "Competition", in the Annual Report.

Energy Choice

     RG&E's electric retail access program, Energy Choice, was approved by the PSC as part of the Electric Settlement and went into effect on July 1, 1998.
The Energy Choice program began with an "Energy-Only" stage, during which energy service companies were responsible only for providing the energy requirements of the customers they acquired. The program moved to an "Energy and Capacity" stage on November 1, 1999. From that point, energy service companies were required to provide for the energy and installed capacity requirements of their customers.

     Energy service companies have had and continue to have the option to serve a portion or all of their load by buying power directly from RG&E, at a price equal to the backout credit for energy and capacity. This is the "full requirements" option. For a detailed explanation of the "full requirements" option, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation under the heading "Competition", in the Annual Report.

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

     In December 1999, two petitions were filed with the PSC, one by an electric utility operating in New York State and the other jointly by five energy marketers and consultants, calling upon the PSC to examine RG&E's retail access program and to order certain changes in the program. For further detail, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation under the heading "Competition" in the Annual Report. In the opinion of RG&E, the adoption of the market-based backout credit, described above, and the elimination of the cap on eligibility to participate in the electric retail access program on July 1, 2001, as provided by the Electric Settlement, effectively moots most aspects of these petitions. Nevertheless, it is not possible at this time to predict with assurance whether or not, in response to the petitions, the PSC might require that the program be changed in some manner.

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

Nine Mile Nuclear Plants

     On November 7, 2001, RG&E, Niagara Mohawk Power Corporation, Central Hudson Gas & Electric Corporation and NYSEG sold their ownership interests in Nine Mile Two (and in the case of Niagara Mohawk, Nine Mile One) to Constellation Nuclear, L.L.C. ("Constellation Nuclear"). For further discussion and details on this transaction, see Note 2 to the Financial Statements under the heading "Nine Mile Nuclear Plants", and the Form 8-K that was filed by the Company on November 9, 2001.

New York Independent System Operator

     In November 1999 following FERC approval, the NYISO began to implement a competitive wholesale market for the sale, purchase and transmission of electricity and ancillary services in New York State. NYISO tariffs provide market-based rates for energy, ancillary services, and installed capacity sold
through the NYISO.   For further discussion on the NYISO, see Item 7,
Management's Discussion and Analysis of Financial Condition and Results of Operation under the heading "Competition" in the Annual Report.

RATES AND REGULATORY MATTERS

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

  On July 12, 2001, FERC issued a series of orders addressing the compliance of the NYISO with the policies embodied in the Rule. FERC also issued an order calling for the formation of a single RTO for the northeast rather than three as proposed by the market participants in each region. The Commission ordered that the Pennsylvania-New Jersey-Maryland ISO was to be the platform upon which the northeastern RTO would be based, but that best practice rules from the other ISOs would be used to develop the final design for the consolidated RTO. Under the supervision of an Administrative Law Judge, parties from New England, New York, the mid-Atlantic States and Canada met from July 24 through September 7, 2001. The Judge issued his report to the Commission on September 17, 2001. Comments on the report were filed with the Commission on October 9, 2001. Commission action on the report, which seeks specific FERC guidance, is expected in the fourth quarter. The Chairman of FERC also announced public workshops related to RTO formation were held between October 15 and 19, 2001. RG&E cannot predict what effect the ultimate action by FERC with respect to the Rule will have on its future operations or financial.

     For further discussion refer to FERC Electric Restructuring Order No. 2000, see Item 1 of the Annual

Report under the heading "Regulatory Matters".

REGULATED GAS

COMPETITION

Gas Retail Access Settlements

    On November 3, 1998, the PSC issued a gas restructuring policy statement announcing its conclusion that, among other things, the most effective way to establish a competitive gas supply market is for gas distribution utilities to cease selling gas. On January 25, 2001, RG&E reached agreement with the PSC Staff and other parties on a comprehensive rate and restructuring proposal for its natural gas business (the "Gas Rates and Restructuring Proposal"), as contemplated in the PSC's Restructuring Policy Statement. With modifications,
the Proposal was approved by the PSC on February 28, 2001.   For a description
of the Gas Rates and Restructuring Proposal, as approved, see the discussion under Note 3 of the Notes to Financial Statements under the heading "Gas Retail Access Settlements" in this report.

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

Gas Retail Access Program

     On December 1, 2000, RG&E implemented the single-retailer system for small volume gas customers, following the approval of a tariff filing with the PSC. Under the June 2000 Gas Settlement discussed in the Annual Report in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Gas Retail Access Settlements", RG&E is permitted to recover the difference between the backout credit paid marketers ($3.75 per customer per month) and RG&E's short-run avoided costs associated with the migration of gas sales customers to retail access under the single retailer system. For purposes of the June 2000 Gas Settlement, this assumed difference was set at $2.55 per customer per month. Both the backout credit and the assumed difference are to remain in effect at these levels over the term of the June 2000 Gas Settlement (generally through June 30, 2002), subject to possible further negotiations in the event of a particularly rapid migration of customers.

     On April 1, 2001, RG&E also implemented the single-retailer model program for large volume gas customers. With this transition completed, all small and large volume retail customers are now eligible to participate under the single-retailer model.

     As of September 30, 2001, eighteen energy service companies, including Energetix, were qualified by RG&E to serve retail gas customers under RG&E's Gas Retail Access Program.

     RG&E attempts to mitigate its risks of energy marketer defaults by requiring security deposits as permitted by the PSC.

RATES AND REGULATORY MATTERS

FERC Gas Market Proposals

     On February 9, 2000, FERC issued Order No. 637, its final rule addressing "Regulation of Short-Term Natural Gas Transportation Services" and "Regulation of Interstate Natural Gas Transportation Services". Order No. 637 revised FERC's regulations to improve the efficiency of the gas transportation market and to provide captive customers with the opportunity to reduce their cost of holding long-term pipeline capacity.

     On March 30, 2001 Dominion Transmission ("DTI") became the first pipeline upon which RG&E holds capacity to file a FERC Order No. 637 settlement with the FERC. On May 31, 2001 FERC issued an order accepting DTI's settlement, as filed. This was the first of the FERC Order No. 637 filings to be accepted. There are continuing negotiations with the other pipelines upon which RG&E holds capacity. RG&E cannot predict what effects, if any, FERC's initiatives and the related pipeline tariff changes will have on future operations or the financial condition of RG&E.

     For further discussion concerning FERC Gas Market Proposals see Item 1 of the Annual Report under the heading "Regulatory Matters".


Competition and the Company's Prospective Financial Position

     With PSC approval, RG&E has deferred certain costs rather than recognize them on its statement of income when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS 71: Accounting for the Effects of Certain Types of Regulation. These deferred costs are shown as Regulatory Assets on the Company's and RG&E's Balance Sheet and a discussion and summary of such Regulatory Assets is presented in Note 3 of the Notes to Financial Statements.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Estimates of strandable assets are highly sensitive to the competitive wholesale market price of electricity assumed in the estimation. In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on RG&E for full service, leaving RG&E with surplus pipeline and storage capacity, as well as natural gas supplies under contract. For a discussion of strandable assets, see Note 3 of the Notes to Financial Statements under the heading "Regulatory Assets".

     At September 30, 2001 RG&E believes that its regulatory assets are probable of recovery except as described below. The Electric Settlement does not impair the opportunity of RG&E to recover its investment in these assets. In connection with the joint proposed settlement relating to the sale of RG&E's interest in Nine Mile Two, RG&E has agreed to a one-time write-off of $20.0 million of its regulatory asset relating to its interest in Nine Mile Two. See
Note 2 to the Financial Statements under the heading "Nine Mile Nuclear Plants".

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2001, RGS's and RG&E's cash flow from operations, and the issuance by RG&E of $200.0 million of First Mortgage Bonds in April 2001 provided the funds for utility plant construction expenditures, the payment of dividends, repayment of short term borrowings and the redemption of $100 million of First Mortgage Bonds in the second quarter of 2001 (see "Financing" and "Redemption of Securities" below). Capital requirements of the Company for the remaining three months of 2001 are anticipated to be satisfied from the combination of internally generated funds, short-term credit arrangements, and cash proceeds the Nine Mile Two sale.

CAPITAL AND OTHER REQUIREMENTS

     RGS's and RG&E's capital requirements have related primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production, and the repayment of existing debt. The Company completed its share repurchase program in the fourth quarter of 2000. RG&E has no current plans to install additional baseload generation.

     Construction requirements for the Company in 2001 are currently estimated at $157 million. RG&E's portion of total estimated construction requirements is $154 million. Approximately $96.5 million had been expended for construction as of September 30, 2001, reflecting primarily RG&E's expenditures for nuclear fuel, upgrading electric transmission and distribution facilities, gas mains and information systems.

FINANCING

     On April 6, 2001, RG&E issued $200 million principal amount of 6.95% First Mortgage Bonds, Series TT, due 2011. The net proceeds from this financing were used to redeem RG&E's Series PP First Mortgage Bonds as described below and to repay $39 million of outstanding short-term debt.

     RG&E generally utilizes its credit agreements and unsecured lines of credit to meet any interim external financing needs prior to issuing any long-term debt securities. For information with respect to RGS's and RG&E's short-term borrowing arrangements and limitations, see Item 8 of the Annual Report under
Note 10 of the Notes to Financial Statements.

REDEMPTION OF SECURITIES

     On May 10, 2001, RG&E redeemed $100 million principal amount of its 9 3/8% First Mortgage Bonds, Series PP, at a price of 104.47 percent of the principal amount plus accrued interest from April 1, 2001 through the redemption date.
As financial market conditions warrant, RG&E may from time to time, redeem higher-cost senior securities; however, RG&E does not anticipate redeeming any other securities for the remainder of 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", ("SFAS 141"), SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method. It also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. Additional disclosure would be required when goodwill and intangible assets represent a significant portion of the purchase price paid.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this standard, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but the amortization period will not be a limited to a certain period of time. SFAS 142 requires the Company to adopt this standard by January 1, 2002. Management is currently evaluating the provisions of SFAS 142 regarding the impact on the financial condition and results of operations.

     SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. When the liability is settled, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 requires the Company to adopt this standard by January 1, 2003, with earlier application encouraged. Management is currently evaluating the provisions of SFAS 143 regarding the impact on the financial condition and results of operations of the Company and has not determined when it will adopt SFAS 143.

     In August 2001, the FASB issued SFAS 144, "Accounting for Impairment or Disposal of Long-Lived

Assets" ("SFAS 144"), which is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

EARNINGS SUMMARY


RGS:

     RGS reported earnings per common share of $0.08 for the quarter ended September 30, 2001, down from $0.38 for the same period in 2000. Earnings per common share for the nine-month period ended September 30, 2001 were $1.64, down from $1.95 reported for the same period in 2000. These results for the third quarter and year to date reflect non-recurring pretax expenses of $5.3 million (or $0.13 per common share) and $13.6 million (or $0.33 per common share), respectively, related to the pending merger with Energy East, in addition to other operating issues as discussed below.

RG&E:

      As anticipated, RG&E earnings in the third quarter of 2001 were lower because of rate reductions under the Electric Settlement equivalent to $0.12 per common share that took effect in July and reduced revenue from lower-priced wholesale power sales. Year-to-date results reflect a general economic decline that has caused electric sales to RG&E's industrial customers to be lower than 2000, offset somewhat by warmer summer weather in the third quarter of 2001.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for RGS and RG&E, comparing the three-month and nine-month periods ended September 30, 2001 to the three-month and nine-month periods ended September 30, 2000. The operating results of the regulated business reflect RG&E's electric and gas sales and services, and the operating results of the unregulated business reflect Energetix's operations. Currently, the majority of RGS's operating results reflect the operating results of RG&E and the factors that affect operating results for RG&E are the significant factors that affect comparable operating results for RGS, unless otherwise noted.

THREE  MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
---------------------------------------------------------------------
SEPTEMBER 30, 2000:
------------------

OPERATING REVENUES AND SALES

Regulated Electric

      Electric revenues from regulated retail and energy service companies were up $5.1 million from the third quarter of 2000, driven by increased electric usage due to weather effects. These increased revenues were partially offset by lower retail electric base rates that became effective in July 2001. Additionally, electric sales to other utilities were up $1.6 million, which reflects higher electric output from the RG&E generation facilities, partially offset by the effect of lower market prices.

Regulated Gas

      Gas revenues were down $1.6 million for RG&E reflecting a decrease in the usage of natural gas in the third quarter of 2001 due in part to warmer weather.

Unregulated

      Energetix's operating revenues were $129.4 million in the third quarter of 2001, compared to $111.4 million for the third quarter of 2000. The increase of approximately 16% is attributable primarily to an aggressive expansion program that included the acquisitions by Griffith in November 2000 of Burnwell Gas and certain assets of the New York Fuels Division of AllEnergy Marketing Company, L.L.C., as well as increased quantities of electricity and natural gas sold to an expanding customer base.

OPERATING EXPENSES

Regulated

     Regulated electric fuel expenses for the third quarter were up $4.5 million due to the increased fuel consumption resulting primarily from higher availability of RG&E's Ginna nuclear generation plant which was shut down during a portion of the third quarter of 2000 for refueling. Purchased electricity expense for RG&E was up $3.1 million driven by higher wholesale market prices during the exceptionally warm months of July and August.

     The non-fuel regulated operating and maintenance expenses in the third quarter of 2001 are relatively even with those experienced in the same period in 2000. Last year's expenses included the establishment in the third quarter of 2000 of a $12.0 million reserve for excess earnings pursuant to certain terms of the Electric Settlement. Compared with 2001, this expense was generally offset by a $3.0 million Nine Mile Two inventory credit adjustment in 2000, increased expense of $7.6 million in 2001 for electric transmission and wheeling charges by the NYISO, and $1.3 million of additional expense in 2001 associated with next year's outage accrual for the Ginna Plant.

Unregulated

     Higher unregulated fuel costs reflect mainly the higher volumes of liquid fuel sold in the third quarter of 2001 as compared to a year ago when in November 2000 Griffith acquired Burnwell Gas and certain assets of the New York Fuels Division of AllEnergy Marketing Company, L.L.C. Also contributing to the increase was a charge of approximately $1.7 million for the "mark to market" reporting requirements of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which became effective in 2001 and which in this case required an acceleration of expense for the cost of certain call options associated with the Company's risk management initiatives.

     Unregulated non-fuel operating and maintenance expenses increased $4.2 million for the quarter compared to a year ago due to increased operating costs associated with the business acquisitions referenced above.

Income Taxes

     The income tax expense for RGS and RG&E was lower in the third quarter of 2000 due to a favorable tax ruling in that period, partially offset by lower 2001 RG&E pre-tax earnings.

OTHER STATEMENT OF INCOME ITEMS

     The change in RGS's Other Income and Deductions is mainly attributable to the $5.3 million in merger-related expenses incurred by RGS.

     As a result of the October 26, 2001 PSC approval of the sale of RG&E's interest in Nine Mile Two, RG&E recognized a one-time pretax accelerated amortization of $20.0 million, associated with the Nine Mile Two regulatory asset. Concurrently with this charge, the PSC allowed RG&E to recognize $13.1 million of investment tax credits.

      Interest expense for both RGS and RG&E is driven by the $200 million bond financing in April 2001 which was partially offset by the $100 million redemption of bonds in May 2001 as discussed in "Financing" and "Redemption of Securities" above. Interest expense for RGS also increased due to interest payments on the promissory note issued in November 2000 in connection with the acquisition of Burnwell Gas.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 2000:
------------------

OPERATING REVENUES AND SALES

Regulated Electric

      Regulated electric total operating revenues increased $24.4 million in 2001 due to increased wholesale power sales of $20.6 million reflecting increased availability of generation from RG&E facilities. In addition, electric revenues from regulated retail and energy service companies were up $3.8 million due to warmer summer weather in 2001, which were partially offset by the effect of electric base rate reductions that became effective in July 2000 and July 2001.

Regulated Gas

      Gas revenues were up $20.0 million for RG&E for the first nine months of 2001 as compared to the corresponding period in 2000. This was due to the higher commodity prices for natural gas earlier this year, which were partially offset by the effects of decreased customer consumption in response to such higher commodity prices.

Unregulated

      Unregulated revenues were $496.1 million for the first nine months of 2001, as compared to $324.8 million last year, an increase of 52.7%. This increase is attributable primarily to an aggressive expansion program that included the acquisitions by Griffith in November 2000 of Burnwell Gas and certain assets of the New York Fuels Division of AllEnergy Marketing Company, L.L.C., as well as increased quantities of electricity and natural gas sold to an expanding customer base.

OPERATING EXPENSES

Regulated

     Regulated electric fuel expenses were up due to the increased fuel consumption resulting primarily from higher availability of RG&E's fossil-fueled and nuclear generation plants. Increased generation from these facilities allowed RG&E to increase its sales into the wholesale market as discussed above. Purchased electricity expense for RG&E increased because of higher market prices per megawatt hour purchased, however, the increase was partially offset by a decline in units purchased.

     The $1.3 million decrease in regulated non-fuel operating and maintenance expenses primarily reflects similar factors discussed above for the third quarter, in addition to a $4.0 million decrease in the Company's reserve for uncollectible accounts in the second quarter of this year due to improved collection techniques.

Unregulated

     Unregulated fuel expense increased $155.7 million or 52% for the first nine months of 2001 compared to 2000. The increase is primarily attributable to Griffith acquisitions, as discussed above. Also contributing to the higher fuel expense is an increase in the volumes of natural gas and electricity sold, and a year-to-date charge of approximately $1.4 million for the "mark to market" reporting requirements of SFAS 133 which became effective in 2001 and which in this case required an acceleration of expense for the cost of certain call options associated with the Company's risk management initiatives.

     The $12.4 million increase in unregulated non-fuel operating expenses reflects primarily the acquisitions of Burnwell Gas and certain assets of the New York Fuels Division of AllEnergy Marketing Company, L.L.C. in November 2000 by Griffith.

Income Taxes

     The decline in income tax expense for RGS and RG&E is primarily attributable to lower 2001 pretax earnings, which were partially offset by the effect of certain non-deductible merger-related costs in 2001.

OTHER STATEMENT OF INCOME ITEMS

      The factors causing variances in RGS's Other Income and Deductions are also applicable for the nine-month comparison period. Non-recurring pretax merger expenses of $13.6 million were partially offset by lower expenses compared to a year ago due to recognition in June 2000 of certain non-recurring prior period purchase power expenses.

     As a result of the October 26, 2001 PSC approval of the sale of RG&E's interest in Nine Mile Two, RG&E recognized a one-time pretax accelerated amortization of $20.0 million, associated with the Nine Mile Two regulatory asset. Concurrently with this charge, the PSC allowed RG&E to recognize $13.1 million of investment tax credits.

      Interest expense for both RGS and RG&E for the nine months was affected by the same factors discussed for the third quarter, in addition to an increase in short-term debt interest expense of approximately $1.1 million.

DIVIDENDS

     On September 12, 2001, the Board of Directors of RGS authorized a common stock dividend of $.45 per share, which was paid on October 25, 2001 to shareholders of record on October 1, 2001. Also on September 12, 2001, the Board of Directors of RG&E declared dividends on its Preferred Stock at the regular rates per share payable on December 1, 2001 to shareholders of record on November 1, 2001.

     The ability of RGS to pay common stock dividends is governed by the ability of RGS's subsidiaries to pay dividends to RGS. RG&E is the largest of RGS's subsidiaries, therefore it is expected that for the foreseeable future the funds required by RGS to enable it to pay dividends will be derived predominantly from the dividends paid to RGS by RG&E. In the future, dividends from subsidiaries other than RG&E may also contribute to RGS's ability to pay dividends. RG&E's ability to make dividend payments to RGS will depend upon the availability of retained earnings and the needs of its utility business. RG&E's Certificate of Incorporation provides for the payment of dividends on its common stock out of the surplus net profits (retained earnings) of RG&E. In addition, pursuant to the PSC order approving the formation of RGS, RG&E may pay dividends to RGS of no more than 100% of RG&E's net income calculated on a two-year rolling basis. The calculation of net income for this purpose excludes non-cash charges to income resulting from accounting changes or certain PSC required charges as well as charges that may arise from significant unanticipated events. This condition does not apply to dividends that would be used to fund the remaining portion of RG&E's $100 million authorization for unregulated operations (approximately $14.9 million at September 30, 2001).

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     RG&E is exposed to interest rate and commodity price risks.

     The interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt. RG&E manages its interest rate risk through the issuance of fixed rate debt with varying maturities and through economic refundings of debt through optional redemptions. A portion of RG&E's long-term debt consists of long-term Promissory Notes, the interest component of which resets on a periodic basis reflecting current market conditions. See the Annual Report "Note 6 - Long Term Debt". RG&E was not participating in any derivative financial instruments to manage interest rate risk as of September 30, 2001.

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

     RG&E's exposure to market price fluctuations in the cost of natural gas is further limited as the result of the Gas Cost Adjustment, a regulatory mechanism that transfers substantially all gas commodity price risk to the customer. Nonetheless, RG&E hedges approximately 70% of its gas supply price through the purchase of derivative contracts and the use of storage assets. The balance of RG&E's natural gas requirements is procured through spot market purchases and is subject to market price fluctuations.

     Under the Electric Settlement, RG&E's electric rates are capped at specified levels through June 30, 2002. As a result of owned generation and long-term fixed rate supply contracts, RG&E is largely insulated from market price fluctuations for procurement of its electric supply. In the event that RG&E's generation assets fail to perform as planned, RG&E is exposed to market price fluctuations. RG&E mitigates this risk through the use of hedging contracts and generation insurance on a significant percentage of its owned generation during its peak summer months.

     Energetix has entered into electric and natural gas purchase commitments with numerous suppliers. These commitments support fixed and variable price offerings to retail electric and gas customers. Additionally, Energetix enters into exchange-traded option contracts for natural gas. These contracts are closely monitored on a daily basis to manage the price risk associated with future commodity purchases.

     Energetix, through its subsidiary Griffith, is in the business of purchasing liquid-fuel-related commodities for resale to its customers. To manage the resulting market price risk, Griffith enters into various exchange-traded futures and option contracts and over-the-counter contracts with third parties. These contracts are closely monitored on a daily basis to manage the price risk associated with inventory and future commodity purchases.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Reference is made to Notes 2, 3 and 5 of the Notes to Financial
Statements.


GRIFFITH OWNED SITES

     In connection with its Big Flats, New York terminal, Griffith has been complying with the Unilateral Administrative Order issued by the EPA. Pursuant to a cost sharing agreement with Sun Pipe Line Company, Griffith continues to bear one-half of the costs necessary to comply with the order. To date Griffith has spent $1.8 million on this compliance. Griffith has asserted cross-claims for contribution and/or indemnification from Sun Pipe Line Company, and compliance with the order is proceeding on this basis accordingly.

     Since February 1996, Griffith has been involved in a legal proceeding in New York State Supreme Court for Steuben County, related to the environmental matter in the above paragraph. In Steuben Contracting v. Sun Pipe Line Company, Griffith Oil Co., Inc. and Chevron, USA, the plaintiff is seeking compensation for property damage associated with petroleum discharge at Big Flats. In a decision entered June 28, 2000, the trial court (i) granted summary judgment against the defendant Sun Pipe Line, (ii) dismissed the complaint against Chevron, USA, (iii) determined that a question of fact existed as to the liability of Griffith as an operator of the failed spur, and (iv) denied Sun's motion for indemnification pursuant to an Access Agreement signed by Griffith
upon discovery of the incident.   The Court also determined in its decision that
Griffith did not own the failed spur. This Order was appealed by all defendants, including Griffith. In April 2001, the Appellate Division for the Fourth Department of Supreme Court determined that both Griffith Oil and Sun Pipe Line were dischargers within the meaning of the New York State Navigation Law, and responsible for the property damages which may be proved by Steuben Contracting, the owner of lands adjoining Griffith's Big Flats Petroleum Bulk Storage Terminal. Certain causes of action against Chevron, USA, successor by merger to Gulf Oil, were reinstated. The plaintiff's damages, as well as the respective claims among the defendants for contribution and indemnification, have yet to be tried. With the exception of amounts for which Griffith has assumed responsibility under the cost-sharing agreement with Sun Pipe Line, an estimate of the possible cost to Griffith cannot be made at this time.

     The State of New York has separately commenced an action for statutory penalties in connection with this discharge. The company has answered the complaint and denied the allegations, asserting that it was not responsible for the discharge. Griffith is unable to estimate the possible cost of any penalties at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits:  None

 (b)  Reports on Form 8-K:

       RGS Energy Group, Inc.

       Rochester Gas and Electric Corporation

A report was filed August 10, 2001, including under Item 5, Other Events, that RG&E has reached an agreement with the Staff of the PSC on a joint settlement proposal with respect to the regulatory and ratemaking aspects of the sale of RG&E's interest in the Nine Mile Two generating facility.

A report was filed November 9, 2001, including under Item 2, Acquisition or Disposition of Assets, that RG&E has sold its 14% interest in the Nine Mile Two generating facility.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RGS ENERGY GROUP, INC.
                               -----------------------
                                    (Registrant)




Date: November 12, 2001                  By     /s/  Mark Keogh
                                            ------------------------------------
                                                      Mark Keogh
                                                      Treasurer



Date: November 12, 2001                  By     /s/  William J. Reddy
                                            -----------------------------------
                                                     William J. Reddy
                                                        Controller



                                ROCHESTER GAS AND ELECTRIC CORPORATION
                                --------------------------------------
                                              (Registrant)



Date: November 12, 2001                  By     /s/  Mark Keogh
                                             -----------------------------------
                                                      Mark Keogh
                                              Vice President and Treasurer



Date: November 12, 2001                  By     /s/ William J. Reddy
                                           ------------------------------------
                                                    William J. Reddy
                                              Vice President and Controller