Form 10-Q
period 2002-03-31
ROCHESTER GAS & ELECTRIC CORP; RGS ENERGY GROUP INC
filed 2002-05-14
CIK 84557, 1073353

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             March 31, 2002
                                                --------------------------------
                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                             to
                                              -----------------    -------------


 Commission     Registrant, State of Incorporation,     I.R.S. Employer
File Number         Address and Telephone Number       Identification No.
-------------  --------------------------------------  ------------------

0-30338        RGS Energy Group, Inc.                          16-1558410
               (Incorporated in New York)
               Rochester, NY  14649
               Telephone (585) 771-4444

1-672          Rochester Gas and Electric Corporation          16-0612110
               (Incorporated in New York)
               Rochester, NY  14649
               Telephone (585) 546-2700


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

  As of the close of business on April 30, 2002, (i) RGS Energy Group, Inc. ("RGS") had outstanding 34,682,755 shares of Common Stock ($.01 par value),and
(ii) all of the outstanding shares of Common Stock ($5 par value) of Rochester Gas and Electric Corporation ("RG&E") were held by RGS.

  RG&E meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction (H)(2).

                                     INDEX


                                                                       Page No.
PART I - FINANCIAL INFORMATION
RGS Energy Group, Inc.
  Consolidated Balance Sheet - March 31, 2002 and
  December 31, 2001....................................................  1 - 2

  Consolidated Statement of Income - Three Months Ended
  March 31, 2002 and 2001..............................................      3

  Consolidated Statement of Cash Flows - Three Months
  Ended March 31, 2002 and 2001........................................      4

Rochester Gas and Electric Corporation
  Balance Sheet - March 31, 2002 and December 31, 2001.................  5 - 6

  Statement of Income - Three Months Ended
  March 31, 2002 and 2001..............................................      7

  Statement of Cash Flows - Three Months Ended
  March 31, 2002 and 2001..............................................      8


 Notes to Financial Statements......................................... 9 - 12

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations...................................13 - 19

 Quantitative and Qualitative Disclosures About
 Market Risk...........................................................     19

PART II - OTHER INFORMATION

 Legal Proceedings.....................................................     19

 Exhibits and Reports on Form 8-K......................................     19

 Signatures............................................................     20


Filing Format

This Quarterly report on Form 10-Q is a combined quarterly report being filed by two different registrants: RGS and RG&E. RGS is the holding company for RG&E. Except where the content clearly indicates otherwise, any references in this report to "RGS" include all subsidiaries of RGS including RG&E. RG&E makes no representation as to the information contained in this report in relation to RGS and its subsidiaries other than RG&E.

Abbreviations and Glossary
--------------------------

Annual Report       The RGS and RG&E Combined Annual Report on Form 10-K for the
                    period ended December 31, 2001

Company or RGS      RGS Energy Group, Inc., a holding company formed August 2,
                    1999, which is the parent company of RG&E, RGS Development and Energetix

Electric Settlement Competitive Opportunities Case Settlement among RG&E, the
                    PSC Staff and other parties which provides the framework for the development of competition in the electric energy marketplace through June 30, 2002

Energetix           Energetix, Inc., a wholly-owned subsidiary of RGS

Energy Choice       A competitive electric retail access program of RG&E which was phased-in during the term of the Electric Settlement

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

Part 1. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                                            March 31,            December 31,
                                                                                              2002                  2001
Assets
-----------------------------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                                   $1,646,649            $1,637,890
Gas                                                                                           501,040               496,594
Common                                                                                        190,385               186,980
Nuclear                                                                                       236,585               224,915
                                                                                           ----------            ----------
                                                                                            2,574,659             2,546,379
Less:  Accumulated depreciation                                                             1,286,334             1,259,188
       Nuclear fuel amortization                                                              208,400               205,118
                                                                                           ----------            ----------
                                                                                            1,079,925             1,082,073
Construction work in progress                                                                 150,182               143,906
                                                                                           ----------            ----------
           Net Utility Plant                                                                1,230,107             1,225,979
                                                                                           ----------            ----------
Current Assets
Cash and cash equivalents                                                                      13,557                28,270
Accounts receivable, net of allowance for doubtful accounts:
  2002 - $30,446; 2001 - $30,246                                                              116,389                93,620
Notes receivable                                                                               50,864                51,261
Unbilled revenue receivable                                                                    59,900                59,120
Fuels                                                                                          18,590                61,196
Materials and supplies                                                                          6,914                 5,244
Prepayments                                                                                    48,492                36,124
Other current assets                                                                            5,770                 4,548
                                                                                           ----------            ----------
           Total Current Assets                                                               320,476               339,383
                                                                                           ----------            ----------
Intangible Assets
Goodwill, net                                                                                  18,468                13,673
Other intangible assets, net                                                                   19,156                19,836
                                                                                           ----------            ----------
           Total Intangible Assets                                                             37,624                33,509
                                                                                           ----------            ----------
Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                                                 229,367               221,740
Nine Mile Two deferred costs                                                                   25,841                26,104
Unamortized debt expense                                                                       22,151                22,620
Regulatory assets                                                                             335,497               336,765
Regulatory assets - Nine Mile Two                                                             308,551               301,117
Other                                                                                           6,694                 3,938
                                                                                           ----------            ----------
           Total Deferred Debits and Other Assets                                             928,101               912,284
                                                                                           ----------            ----------
           Total Assets                                                                    $2,516,308            $2,511,155
                                                                                           ----------            ----------


The accompanying notes are an integral part of the financial statements.

                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)





                                                                                           March 31,            December 31,
                                                                                             2002                   2001
Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                                             $ 579,798            $  579,773
               - promissory notes                                                             208,971               207,470
Preferred stock redeemable at option of RG&E                                                   47,000                47,000
Preferred stock subject to mandatory redemption                                                25,000                25,000
Common shareholder's equity
Common Stock
  Authorized 100,000,000 shares; 39,056,021 shares issued at
  March 31, 2002 and 39,042,842 shares issued at December 31, 2001                            708,756               708,364
  Retained earnings                                                                           195,906               187,480
                                                                                           ----------            ----------
                                                                                              904,662               895,844
  Less: Treasury stock at cost (4,379,300 shares at March 31, 2002
              and at December 31, 2001)                                                       117,238               117,238
                                                                                           ----------            ----------
           Total Common Shareholder's Equity                                                  787,424               778,606
                                                                                           ----------            ----------
           Total Capitalization                                                             1,648,193             1,637,849
                                                                                           ----------            ----------
Long Term Liabilities
Nuclear waste disposal                                                                        101,562               101,269
Uranium enrichment decommissioning                                                              8,540                 8,079
Other promissory notes                                                                         25,445                22,574
Site remediation                                                                               24,178                24,257
                                                                                           ----------            ----------
           Total Long Term Liabilities                                                        159,725               156,179
                                                                                           ----------            ----------
Current Liabilities
Long term debt due within one year                                                             12,337               112,324
Short term debt                                                                                59,500                    --
Accounts payable                                                                               92,433                88,484
Dividends payable                                                                              16,530                16,524
Equal payment plan                                                                              5,418                12,838
Accrued taxes                                                                                  27,474                 5,030
Accrued interest                                                                               15,171                12,768
Derivatives                                                                                     4,996                18,287
Other                                                                                          34,587                33,178
                                                                                           ----------            ----------
           Total Current Liabilities                                                          268,446               299,433
                                                                                           ----------            ----------
Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                             265,378               246,481
Kamine deferred credit                                                                         43,809                45,393
Post employment benefits                                                                       61,553                60,238
Electric Settlement - excess earnings reserve                                                  26,117                26,117
Other                                                                                          43,087                39,465
                                                                                           ----------            ----------
           Total Deferred Credits and Other Liabilities                                       439,944               417,694
                                                                                           ----------            ----------
           Total Capitalization and Liabilities                                            $2,516,308            $2,511,155
                                                                                           ----------            ----------


The accompanying notes are an integral part of the financial statements.

                             RGS Energy Group Inc.
                       Consolidated Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                               For the Three Months Ended
                                                                                                         March 31,
                                                                                               2002                     2001
                                                                                             --------                 ---------
OPERATING REVENUES
  Electric                                                                                   $170,814                 $190,756
  Gas                                                                                         126,003                  166,425
  Liquid fuels and other                                                                       82,316                  150,598
                                                                                             --------                 --------
    Total Operating Revenues                                                                  379,133                  507,779

OPERATING EXPENSES
Fuel Expenses
  Fuel for electric generation                                                                 11,977                   12,549
  Purchased electricity                                                                        32,540                   21,511
  Gas purchased for resale                                                                     77,287                  113,486
  Unregulated fuel expenses                                                                    65,742                  129,758
                                                                                             --------                 --------
    Total Fuel Expenses                                                                       187,546                  277,304
                                                                                             --------                 --------
Operating Revenues Less Fuel Expenses                                                         191,587                  230,475

Other Operating Expenses
  Operations and maintenance excluding fuel                                                    74,616                   66,269
  Unregulated operating and maintenance expenses excluding fuel                                 9,355                   11,773
  Depreciation and amortization                                                                26,866                   30,487
  Taxes - state, local and other                                                               27,079                   27,676
  Income taxes                                                                                 15,972                   30,649
                                                                                             --------                 --------
    Total Other Operating Expenses                                                            153,888                  166,854
                                                                                             --------                 --------
Operating Income                                                                               37,699                   63,621

OTHER (INCOME) AND DEDUCTIONS
  Allowance for other funds used during construction                                             (404)                    (238)
  Income taxes                                                                                    486                   (1,392)
  RGS/Energy East Merger Expenses                                                                 263                    3,407
  Other - net                                                                                  (2,548)                    (120)
                                                                                             --------                 --------
    Total Other (Income) and Deductions                                                        (2,203)                   1,657

INTEREST CHARGES
  Long term debt                                                                               14,661                   14,157
  Other - net                                                                                     854                    1,886
  Allowance for borrowed funds used during construction                                          (646)                    (382)
                                                                                             --------                 --------
    Total Interest Charges                                                                     14,869                   15,661
                                                                                             --------                 --------
Net Income                                                                                     25,033                   46,303
                                                                                             --------                 --------
Preferred Stock Dividend Requirements                                                             925                      925
                                                                                             --------                 --------
Net Income Applicable to Common Stock                                                         $24,108                  $45,378
                                                                                             --------                 --------
Average Number of Common Shares (000's)
    Common Stock                                                                               34,673                   34,577
    Common Stock and Equivalents                                                               35,026                   34,879

Earnings per Common Share - Basic                                                               $0.70                    $1.31
Earnings per Common Share - Diluted                                                             $0.69                    $1.30
Cash Dividends Paid per Common Share                                                            $0.45                    $0.45

The accompanying notes are an integral part of the financial statements.

                            RGS ENERGY GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                                                     Three Months Ended
                                                                                                           March 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  2002                  2001
                                                                                                --------              --------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                                     $  25,033              $ 46,303
Adjustments to reconcile net income to net cash provided
      from operating activities:
Depreciation & amortization                                                                       24,670                35,230
Deferred fuel                                                                                      5,808                10,791
Deferred income taxes                                                                              2,271                   (81)
Unbilled revenue                                                                                    (780)                7,554
Post employment benefit/pension costs                                                              1,094                   869
Other                                                                                             (3,133)                 (522)
Changes in certain current assets and liabilities; net of assets acquired and liabilities assumed in acquisitions and sold in dispositions:
      Accounts receivable                                                                        (22,572)              (24,074)
      Materials, supplies and fuels                                                               28,093                33,821
      Taxes accrued                                                                               22,444                27,505
      Accounts payable                                                                             3,949               (21,752)
      Other current assets and liabilities                                                       (17,780)               (7,488)
Other                                                                                             13,547                 2,716
                                                                                               ---------              --------
          Total Operating                                                                         82,644               110,872
                                                                                               ---------              --------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                                   (34,869)              (32,438)
Nuclear generating plant decommissioning fund                                                     (4,312)               (5,136)
Other, net                                                                                            --                (1,723)
                                                                                               ---------              --------
          Total Investing                                                                        (39,181)              (39,297)
                                                                                               ---------              --------
CASH FLOW FROM FINANCING ACTIVITIES
Redemption of long term debt                                                                    (100,000)                   --
Sale/Issuance of common stock                                                                        392                    --
Repayment of promissory notes                                                                     (1,584)                 (990)
Short term borrowings, net                                                                        59,500               (45,500)
Payments of dividends on preferred stock                                                            (925)                 (925)
Payments of dividends on common stock                                                            (15,599)              (15,560)
Other, net                                                                                            40                (1,895)
                                                                                               ---------              --------
          Total Financing                                                                        (58,176)              (64,870)
                                                                                               ---------              --------
          Change in cash and cash equivalents                                                    (14,713)                6,705
          Cash and cash equivalents at beginning of period                                        28,270                16,258
                                                                                               ---------              --------
          Cash and cash equivalents at end of period                                           $  13,557              $ 22,963
                                                                                               ---------              --------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                               March 31,           December 31,
                                                                                 2002                 2001
Assets
----------------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                      $ 1,646,649           $ 1,637,890
Gas                                                                               501,040               496,594
Common                                                                            136,854               133,825
Nuclear                                                                           236,585               224,915
                                                                              -----------           -----------
                                                                                2,521,128             2,493,224
Less:  Accumulated depreciation                                                 1,275,114             1,249,165
       Nuclear fuel amortization                                                  208,400               205,118
                                                                              -----------           -----------
                                                                                1,037,614             1,038,941
Construction work in progress                                                     147,986               141,591
                                                                              -----------           -----------
       Net Utility Plant                                                        1,185,600             1,180,532
                                                                              -----------           -----------
Current Assets
Cash and cash equivalents                                                           7,486                20,631
Accounts receivable, net of allowance for doubtful accounts:
  2002 - $29,482; 2001 - $29,482                                                   87,995                72,321
Notes receivable                                                                   50,484                50,484
Affiliate receivable                                                               62,437                78,799
Unbilled revenue receivable                                                        51,168                50,787
Fuels                                                                              10,462                44,147
Materials and supplies                                                              6,914                 5,244
Prepayments                                                                        46,643                34,806
Other current assets                                                                3,458                 3,731
                                                                              -----------           -----------
           Total Current Assets                                                   327,047               360,950
                                                                              -----------           -----------
Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                                     229,367               221,740
Nine Mile Two deferred costs                                                       25,841                26,104
Unamortized debt expense                                                           22,151                22,620
Regulatory assets                                                                 335,497               336,765
Regulatory assets - Nine Mile Two                                                 308,551               301,117
Other                                                                               5,560                 2,930
                                                                              -----------           -----------
           Total Deferred Debits and Other Assets                                 926,967               911,276
                                                                              -----------           -----------
           Total Assets                                                       $ 2,439,614           $ 2,452,758
                                                                              -----------           -----------

The accompanying notes are an integral part of the financial statements.

              ROCHESTER GAS AND ELECTRIC CORPORATION
                          BALANCE SHEET
                      (Thousands of Dollars)
                           (Unaudited)

                                                                               March 31,           December 31,
                                                                                 2002                 2001

Capitalization and Liabilities
----------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                                 $ 579,798             $ 579,773
               - promissory notes                                                 208,971               207,470
Preferred stock redeemable at option of RG&E                                       47,000                47,000
Preferred stock subject to mandatory redemption                                    25,000                25,000
Common shareholder's equity
  Authorized 50,000,000 shares; 38,885,813 shares issued at
  March 31, 2002 and at December 31, 2001                                         700,318               700,318
  Retained earnings                                                               178,253               174,054
                                                                              -----------           -----------
                                                                                  878,571               874,372
  Less: Treasury stock at cost (4,379,300 shares at March 31, 2002
          and at December 31, 2001)                                               117,238               117,238
                                                                              -----------           -----------
           Total Common Shareholder's Equity                                      761,333               757,134
                                                                              -----------           -----------
           Total Capitalization                                                 1,622,102             1,616,377
                                                                              -----------           -----------
Long Term Liabilities
Nuclear waste disposal                                                            101,562               101,269
Uranium enrichment decommissioning                                                  8,540                 8,079
Site remediation                                                                   22,357                22,356
                                                                              -----------           -----------
           Total Long Term Liabilities                                            132,459               131,704
                                                                              -----------           -----------
Current Liabilities
Long term debt due within one year                                                  4,469               104,387
Short term debt                                                                    59,500                    --
Accounts payable                                                                   72,555                75,885
Affiliate payable                                                                  31,977                26,871
Dividends payable to parent                                                        16,530                16,524
Equal payment plan                                                                  3,565                12,838
Accrued taxes                                                                      23,218                 4,381
Accrued interest                                                                   14,465                12,338
Derivatives                                                                         4,996                18,287
Other                                                                              21,843                20,256
                                                                              -----------           -----------
           Total Current Liabilities                                              253,118               291,767
                                                                              -----------           -----------
Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                 257,641               242,398
Kamine deferred credit                                                             43,809                45,393
Post employment benefits                                                           61,553                60,238
Electric Settlement - excess earnings reserve                                      26,117                26,117
Other                                                                              42,815                38,764
                                                                              -----------           -----------
           Total Deferred Credits and Other Liabilities                           431,935               412,910
                                                                              -----------           -----------
           Total Capitalization and Liabilities                               $ 2,439,614           $ 2,452,758
                                                                              -----------           -----------

The accompanying notes are an integral part of the financial statements.

                    Rochester Gas and Electric Corporation
                              Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                           2002               2001
                                                                        --------            --------
OPERATING REVENUES
  Electric                                                              $168,957            $189,060
  Gas                                                                    109,333             141,107
                                                                        --------            --------
    Total Operating Revenues                                             278,290             330,167

OPERATING EXPENSES
Fuel Expenses
  Fuel for electric generation                                            11,977              12,549
  Purchased electricity                                                   32,063              20,793
  Gas purchased for resale                                                63,930              89,428
                                                                        --------            --------
    Total Fuel Expenses                                                  107,970             122,770
                                                                        --------            --------
Operating Revenues Less Fuel Expenses                                    170,320             207,397

Other Operating Expenses
  Operations and maintenance excluding fuel                               74,616              66,269
  Depreciation and amortization                                           24,968              28,379
  Taxes - state, local and other                                          25,495              26,023
  Income taxes                                                            12,136              27,533
                                                                        --------            --------
    Total Other Operating Expenses                                       137,215             148,204
                                                                        --------            --------
Operating Income                                                          33,105              59,193

OTHER (INCOME) AND DEDUCTIONS
  Allowance for other funds used during construction                        (404)               (238)
  Income taxes                                                             1,075              (1,571)
  RGS/Energy East Merger Expenses                                            256               3,311
  Other - net                                                             (2,834)                280
                                                                        --------            --------
    Total Other (Income) and Deductions                                   (1,907)              1,782

INTEREST CHARGES
  Long term debt                                                          14,076              13,850
  Other - net                                                                854               1,055
  Allowance for borrowed funds used during construction                     (646)               (382)
                                                                        --------            --------
    Total Interest Charges                                                14,284              14,523
                                                                        --------            --------
Net Income                                                                20,728              42,888
                                                                        --------            --------
Dividends on Preferred Stock                                                 925                 925
                                                                        --------            --------
Net Income Applicable to Common Stock                                   $ 19,803            $ 41,963
                                                                        --------            --------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                            STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
--------------------------------------------------------------------------------------------------------------------
                                                                                       2002                 2001
                                                                                     --------             ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                          $  20,728             $ 42,888
Adjustments to reconcile net income to net cash provided
  from operating activities:
Depreciation & amortization                                                            27,587               32,839
Deferred fuel                                                                           5,808               10,791
Deferred income taxes                                                                  (1,383)                (193)
Unbilled revenue                                                                         (381)              12,440
Post employment benefit/pension costs                                                   1,094                  869
Other                                                                                  (3,333)                (620)
Changes in certain current assets and liabilities; net of assets and liabilities related to disposition of assets:
      Accounts receivable                                                                 688              (17,514)
      Materials, supplies and fuels                                                    19,172               28,515
      Taxes accrued                                                                    18,837               25,399
      Accounts payable                                                                  1,776              (14,267)
      Other current assets and liabilities, net                                       (17,581)              (8,530)
Other                                                                                  11,189                1,533
                                                                                    ---------             --------
          Total Operating                                                              84,201              114,150
                                                                                    ---------             --------
CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                        (34,613)             (31,095)
Nuclear generating plant decommissioning fund                                          (4,312)              (5,136)
                                                                                    ---------             --------
          Total Investing                                                             (38,925)             (36,231)
                                                                                    ---------             --------
CASH FLOW FROM FINANCING ACTIVITIES
Redemption of long term debt                                                         (100,000)                  --
Repayment of promissory notes                                                          (1,584)                (990)
Short term borrowings, net                                                             59,500              (40,000)
Payments of dividends on preferred stock                                                 (925)                (925)
Payments of dividends on common stock                                                 (15,599)             (15,560)
Other, net                                                                                187              (12,177)
                                                                                    ---------             --------
          Total Financing                                                             (58,421)             (69,652)
                                                                                    ---------             --------
          Change in cash and cash equivalents                                         (13,145)               8,267
          Cash and cash equivalents at beginning of period                             20,631                4,851
                                                                                    ---------             --------
          Cash and cash equivalents at end of period                                $   7,486             $ 13,118
                                                                                    ---------             --------


The accompanying notes are an integral part of the financial statements.

RGS ENERGY GROUP, INC.
ROCHESTER GAS AND ELECTRIC CORPORATION
NOTES TO FINANCIAL STATEMENTS




Note 1.   SUMMARY OF ACCOUNTING PRINCIPLES
------------------------------------------

Basis of Presentation
---------------------

     This is a combined report of RGS and RG&E. The Notes to Financial Statements apply to both RGS and RG&E. RGS's Consolidated Financial Statements include the accounts of RGS and its wholly-owned subsidiaries, including RG&E and two non-utility subsidiaries, Energetix and RGS Development. RGS and RG&E, in the opinion of management, have included adjustments (which include normal recurring adjustments) which are necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 2002 are subject to adjustment at the end of the year when they will be audited by independent accountants.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Moreover, the results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report.

Reclassifications
-----------------

     Certain amounts in the prior years' financial statements were reclassified to conform to current year presentation.

Merger Agreement
----------------

     On February 20, 2001, RGS and Energy East announced that they had entered into the Merger Agreement pursuant to which RGS will be merged with and into Merger Sub, a wholly-owned subsidiary of Energy East. As a result of the Merger, RGS will become a wholly-owned subsidiary of Energy East. In connection with the Merger, all of the outstanding common stock of RGS will be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. Energy East will also assume approximately $1.0 billion of RGS debt.

       Under the Merger Agreement, subject to possible adjustments for tax reasons, 45% of RGS common stock outstanding will be converted into a number of shares of Energy East common stock with a value of $39.50 per RGS share, subject to restrictions on the maximum and minimum number of shares of Energy East common stock to be issued, and 55% of RGS common stock outstanding will be converted into $39.50 in cash per RGS share. RGS shareholders will be able to specify the percentage of the merger consideration they wish to receive in shares of Energy East common stock and in cash, subject to proration.

       At the 2001 Annual Meetings of RGS and Energy East, the shareholders of RGS approved and adopted the Merger Agreement and the shareholders of Energy East approved the issuance of Energy East shares in connection with the Merger. All regulatory applications required in connection with the Merger have been filed. All related regulatory approvals have been received other than the approval of the SEC. RGS and Energy East anticipate that the Merger will be consummated in the second quarter of 2002.

Goodwill and Intangible Assets
------------------------------

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company has adopted the provisions of SFAS 142, effective as of January 1, 2002. In accordance with this statement, the Company no longer amortizes goodwill. In addition, any goodwill or intangible assets determined to have an indefinite life that are acquired in a business combination accounted for as a purchase will not be amortized but will be evaluated for impairment. In accordance with the provisions of SFAS 142, the Company will complete the first step of the impairment test with respect to the goodwill that exists on the Company's balance sheet at the date of its adoption by no later than June 30, 2002.

     The following table reflects consolidated results adjusted as though the adoption of SFAS 142 occurred at the beginning of the three-month period ended March 31, 2001:


(millions of dollars, except per share amounts)                        For the Three Months Ended
                                                            March 31, 2002                  March 31, 2001
                                                            --------------                  --------------
Reported net income applicable to common stock                  $24.1                            $45.4
Add back:  goodwill amortization                                   --                              0.4
                                                                -----                            -----
Adjusted net income applicable to common stock                  $24.1                            $45.8

Basic earnings per share
------------------------
Reported earnings per common share                              $0.70                            $1.31
Add back:  goodwill amortization                                   --                             0.01
                                                                -----                            -----
Adjusted earnings per common share                              $0.70                            $1.32

Fully diluted earnings per share
---------------------------------
Report earnings per common share                                $0.69                            $1.30
Add back:  goodwill amortization                                   --                             0.01
                                                                -----                            -----
Adjusted earnings per common share                              $0.69                            $1.31

     Amortization expense of intangibles under SFAS 142 for the three months ended March 31, 2002 was $0.7 million. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

        Year ending December 31,
        (millions of dollars)
          2002      $ 2.2
          2003        2.1
          2004        2.0
          2005        2.0
          2006        1.9

  Intangible assets that will continue to be amortized consist of the following:

                                                March 31, 2002          December 31, 2001
                                                --------------          -----------------
Customer Lists                                       $15.9                      $16.2
Other                                                  8.2                        7.1
 Less:  accumulated amortization                       4.9                        3.5
                                                     -----                      -----
Amortized intangibles, net                           $19.2                      $19.8

RG&E has no goodwill or intangible assets acquired in purchase business combinations.

Accounting For Asset Retirement Obligations
-------------------------------------------

     In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is adjusted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. When the liability is settled, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 required that the Company adopt this standard by January 1, 2003, with earlier application encouraged. Management is currently evaluating the provisions of SFAS 143 regarding the impact on the financial condition and results of operations of the Company.

The following matters supplement the information contained in Notes 2, 3 & 12 to the Financial Statements included in the Annual Report and should be read in conjunction with the material contained in those Notes.

Note 2.   NUCLEAR-RELATED MATTERS
---------------------------------

Nine Mile Nuclear Plants
------------------------

     On November 7, 2001, RG&E, Niagara Mohawk Power Corporation, Central Hudson Gas & Electric Corporation and New York State Electric and Gas Corporation ("NYSEG") sold their ownership interests in Nine Mile Two (and in the case of Niagara Mohawk, Nine Mile One) to Constellation Nuclear, L.L.C. ("Constellation Nuclear"). For further discussion and details on this transaction, see the discussion in Note 2 to the Financial Statements in the Annual Report under the heading "Sale of Interest in Nine Mile Two".


Note 3.  REGULATORY MATTERS
----------------------------

Regulatory Assets
-----------------

     Below is a summary of RG&E's regulatory assets as of March 31, 2002 and December 31, 2001.


                                                           Millions of Dollars
                                                    March 31, 2002  December 31, 2001
                                                    --------------  ------------------

     Nine Mile Two                                      $308.6             $301.1
     Kamine Settlement                                   167.6              169.8
     Income Taxes                                         54.3               52.5
     Oswego Plant Sale                                    71.3               72.3
     Deferred Environmental SIR Costs                     12.3               12.6
     Uranium Enrichment Decommissioning Deferral          11.2               11.2
     Labor Day 1998 Storm Costs                           10.4               10.1
     Other, Net                                            8.3                8.3
                                                        ------             ------
      Total - Regulatory Assets                         $644.0             $637.9
                                                        ======             ======

     See Note 3 to the Financial Statements in the Annual Report for a description of the regulatory assets shown above.

Note 4.  OPERATING SEGMENT FINANCIAL INFORMATION
------------------------------------------------

     The Company has identified three operating segments, driven by the types of products and services offered and regulatory environment under which the Company primarily operates. The three segments are Regulated Electric, Regulated Gas, and Unregulated. The regulated segments' financial records are maintained in accordance with accounting principles generally accepted in the United States of America ("GAAP") and PSC accounting policies. The Unregulated segment's financial records are maintained in accordance with GAAP.

                                                     For the Three Months Ended March 31,
                                            Regulated            Regulated
                                             Electric               Gas             Unregulated
                                        ------------------  -------------------  ------------------
(thousands of dollars)                      2002      2001       2002      2001      2002      2001
                                        --------  --------   --------  --------  --------  --------
Operating Income                        $ 18,678  $ 42,306   $ 14,427  $ 16,887  $  4,594  $  4,422
Revenues - External Customers            141,044   161,759    102,689   131,447   135,400   214,573
Revenues - Intersegment Transactions      27,913    27,301      6,644     9,660        --        --

     The operations of RGS Development are included in Other (Income) and Deductions in the RGS Consolidated Statement of Income. The total amount of the revenues identified by operating segment do not equal the consolidated revenues as shown in the RGS Consolidated Statement of Income. This is due to the elimination of certain intersegment revenues during consolidation. A reconciliation follows:


                                          For the Three Months
                                            Ended March 31,
                                         (thousands of dollars)
Revenues                                     2002      2001
--------                                   --------  --------
Regulated Electric                        $168,957  $189,060
Regulated Gas                              109,333   141,107
Unregulated                                135,400   214,573
                                          --------  --------
   Total                                   413,690   544,740

Reported on Consolidated
  Income Statement                         379,133   507,779
                                          --------  --------
Difference to reconcile                   $ 34,557  $ 36,961
                                          ========  ========
Intersegment Revenues
   Regulated Electric from Unregulated      27,913    27,301
   Regulated Gas from Unregulated            6,644     9,660
                                          --------  --------
      Total Intersegment                  $ 34,557  $ 36,961
                                          ========  ========


Note 5.  COMMITMENTS AND OTHER MATTERS
--------------------------------------

ENVIRONMENTAL MATTERS
---------------------

     For a discussion on the environmental matters relating to the Company, see the discussion in Note 11 to the Financial Statements in the Annual Report under the heading "Environmental Matters".

SUBSEQUENT EVENTS
-----------------

     On April 12, 2002, Constellation Nuclear prepaid the principal balance of its promissory note payable to RG&E in the sum of $50.5 million plus $2.4 million of accrued interest. RG&E received this five-year note receivable as a result of the sale of Nine Mile Two to Constellation Nuclear (for further discussion and details on this transaction, see Note 2. Nuclear-Related Matters, under the heading "Sale of Interest in Nine Mile Two" in the Annual Report). As a result of this prepayment, the entire balance of the note receivable has been classified as current in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

      The following is management's assessment of certain significant factors affecting the financial condition and operating results of RGS and its subsidiaries over the past three month period. The Consolidated Financial Statements and the Notes thereto contain additional data. For the quarter ended March 31, 2002, 44.6% of the Company's operating revenues were derived from regulated electric service, 28.8% were derived from regulated natural gas service, and 26.6% were derived from unregulated businesses.

Forward Looking Statements
--------------------------

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

(1) uncertainties related to the regulatory treatment of RG&E's nuclear generation;

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

(12) risks associated with the proposed merger of RGS with and into the Merger Sub, that will be a wholly-owned subsidiary of Energy East at the effective time of the merger, and if the merger is completed, the integration of RGS and Energy East;

(13) any other considerations that may be disclosed from time to time in the publicly disseminated documents and filings of RGS and RG&E; and

(14) uncertainties related to the outcome of RG&E's pending PSC rate proceeding.

RGS ENERGY GROUP, INC.
----------------------

     RGS is a holding company and not an operating entity. RGS's operations are being conducted through its subsidiaries which include RG&E and two unregulated subsidiaries - Energetix and RGS Development. RG&E offers regulated electric and natural gas utility service in its franchise territory. Energetix provides energy products and services throughout upstate New York. RGS Development offers energy systems development and management services. As of March 31, 2002, RGS had invested $72.3 million (including loans and loan guarantees) in Energetix and $1.6 million in RGS Development, against an aggregate maximum of $100.0 million for unregulated operations permitted by the Electric Settlement.

Merger Agreement
-----------------

     On February 20, 2001, RGS and Energy East announced that they had entered into the Merger Agreement pursuant to which RGS will be merged with and into Merger Sub, a wholly-owned subsidiary of Energy East. As a result of the Merger, RGS will become a wholly-owned subsidiary of Energy East. In connection with the Merger, all of the outstanding common stock of RGS will be exchanged for a combination of cash and Energy East common stock valued at approximately $1.4 billion in the aggregate. Energy East will also assume approximately $1.0 billion of RGS debt.

       Under the Merger Agreement, subject to possible adjustments for tax reasons, 45% of RGS common stock outstanding will be converted into a number of shares of Energy East common stock with a value of $39.50 per RGS share, subject to restrictions on the maximum and minimum number of shares of Energy East common stock to be issued, and 55% of RGS common stock outstanding will be converted into $39.50 in cash per RGS share. RGS shareholders will be able to specify the percentage of the merger consideration they wish to receive in shares of Energy East common stock and in cash, subject to proration.

       At the 2001 Annual Meetings of RGS and Energy East, the shareholders of RGS approved and adopted the Merger Agreement and the shareholders of Energy East approved the issuance of Energy East shares in connection with the Merger. All regulatory applications required in connection with the Merger have been filed. All related regulatory approvals have been received other than the approval of the SEC. RGS and Energy East anticipate that the Merger will be consummated in the second quarter of 2002.

                     ROCHESTER GAS AND ELECTRIC CORPORATION
                     --------------------------------------

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

     RG&E supplies regulated electric and gas service within a 2,700-square-mile service territory with a population of approximately one million people. The service territory is well diversified among residential, commercial and industrial consumers. In addition to the City of Rochester, which is the third largest city and a major industrial center in New York State, the service territory includes a substantial suburban area with a large and prosperous farming area.

REGULATED ELECTRIC
------------------

PSC Electric Settlement
-----------------------

     The Annual Report contains a description of an agreement among RG&E, the PSC Staff and several other parties which was approved by the PSC in November 1997 the ("Electric Settlement") that sets the framework for the introduction and development of open competition in the electric energy marketplace and lasts through June 30, 2002. For further discussion, see "PSC Electric Settlement" in
Item 7 in the Annual Report, Management's Discussion and Analysis of Financial Condition and Results of Operation, under the heading "Rochester Gas and Electric Corporation".

FERC Electric Restructuring Order No. 2000.
-------------------------------------------

    FERC has launched a series of new initiatives relating to market structures. FERC will be issuing a Notice of Proposed Rulemaking ("NOPR") on generation interconnection procedures including pricing, probably in the second quarter of 2002. FERC is also preparing to issue a NOPR related to standard market design for the wholesale electric market. Another part of the same docket relates to the creation of a national business standards organization. There are currently discussions underway related to the creation of the wholesale electric quadrant of that organization. RG&E cannot predict what effect the ultimate action by FERC with respect to these Rules will have on its future operations or financial condition.

    For further discussion regarding FERC Electric Restructuring Order No. 2000, see Item 1 of the Annual Report under the heading "Regulatory Matters".

2002 Electric and Gas Rate Proposal
-----------------------------------

     On February 15, 2002, RG&E filed a request with the PSC for new electric and gas rate tariffs to go into effect in January 2003. This action may or may not result in a PSC order prior to June 30, 2002, the date through which the Electric Settlement applies. If not, the Company's current base tariff rates for electric and gas service will likely remain in effect beyond that date until a new order is issued by the PSC. Under certain circumstances, however, new rates could be implemented in such a way as to make their impact effective as of July 1, 2002. RG&E, the Staff of the PSC and other parties have been engaged in settlement negotiations regarding this proposal; but the outcome of such negotiations cannot be predicted. For details on this proposal, see Item 7 in the Annual Report, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "2002 Electric and Gas Rate Proposal".

REGULATED GAS
-------------

    For discussion of the regulatory matters effecting RG&E related to the sale and distribution of natural gas, see "Regulated Gas Operations" in Item 1 of the Annual Report under the heading "Regulatory Matters".


                            UNREGULATED SUBSIDIARIES
                            ------------------------
Energetix
---------

     Energetix, formed in January 1998, markets electricity, natural gas, oil, gasoline, and propane fuel energy services throughout upstate and central New York. Energetix has approximately 88,000 customers for natural gas and electricity service.

     Griffith and Burnwell, Energetix's liquid-fuels subsidiaries, give Energetix access to over 123,000 customers, approximately 100,000 of whom are outside of RG&E's regulated franchise territory.

     Additional information on Energetix's operations (including Griffith) is presented under the headings "Operating Revenues, Sales and Unregulated Gross Margins", and "Operating Expenses".

RGS Development Corporation
---------------------------

     In 1998, the Company formed RGS Development to pursue unregulated business opportunities in the energy marketplace. Through March 31, 2002, RGS Development's operations have not been material to RGS's results of operations or its financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

Regulatory Assets
-----------------

     With PSC approval, RG&E has deferred certain costs rather than recognizing them on its statement of income when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS 71: Accounting for the Effects of Certain Types of Regulation. These deferred costs are shown as Regulatory Assets on the Company's and RG&E's Balance Sheets and a summary of such Regulatory Assets is presented in Note 3 of the Notes to Financial Statements.

     In competitive electric and gas markets, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Estimates of strandable assets are highly sensitive to the competitive wholesale market price of electricity assumed in the estimation. In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on RG&E for full service gas supply, leaving RG&E with surplus pipeline and storage capacity as well as natural gas supplies under contract. For a discussion of strandable assets, see Note 3 of the Financial Statements in the Annual Report under the heading "Regulatory Assets".

     RG&E believes that its regulatory assets at March 31, 2002 are probable of recovery except as described in Note 3 of the Financial Statements in the Annual Report under the heading "Regulatory Assets". The Electric Settlement does not impair the opportunity of RG&E to recover its investment in these assets.

Excess Earnings Reserve
-----------------------

     The current PSC Electric Settlement includes a Return on Equity Test as described in Note 3 of the Financial Statements in the Annual Report under the
heading "PSC Electric Settlement".   As of March 31, 2002, RG&E has estimated
and reflected on its balance sheet an earnings reserve of $26.1 million. The final calculation of the regulatory electric earnings giving rise to the excess earnings amount will be subject to approval by the PSC. RG&E is unable to predict the PSC's ultimate determination of excess regulatory earnings under the Electric Settlement.

Recently Issued Accounting Pronouncements
-----------------------------------------

     Information regarding recently issued accounting pronouncements by the FASB can be found in Note 1 of the Financial Statements in the Annual Report.

Application of Critical Accounting Policies
-------------------------------------------

     The key accounting policies followed by the Company are identified and described in Note 1 of the Notes to Financial Statements in the Annual Report.


LIQUIDITY, CAPITAL AND FINANCING
--------------------------------

Liquidity and Capital Resources
-------------------------------

     During the first three months of 2002, RGS's and RG&E's cash flow from operations and short term borrowings provided the funds for utility plant construction expenditures, the payment of dividends and the redemption of $100 million of 8-1/4% First Mortgage Bonds on March 15, 2002. Subsequently, on April 12, 2002, Constellation Nuclear prepaid RG&E's promissory note receivable of $52.9 million, including principal and accrued interest. The proceeds received by RG&E were used to pay off short-term debt outstanding. Capital requirements of the Company for the remaining nine months of 2002 are anticipated to be satisfied from the combination of internally generated funds, short-term credit agreements providing an aggregate borrowing capacity of $155.0 million, and long term financing, if necessary.

Capital and Other Requirements
------------------------------

     RGS's and RG&E's capital requirements are primarily due to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production, and the repayment of existing debt.

     Construction requirements for the Company in 2002 are estimated to be $152.0 million. RG&E's portion of total estimated construction requirements is $148.0 million. Approximately $23.7 million had been expended for construction as of March 31, 2002, reflecting primarily RG&E's expenditures for the upgrading of electric transmission and distribution facilities, and gas mains.

Financing
---------

     RG&E generally borrows under its short term credit agreements to meet any interim external financing needs prior to issuing long-term debt securities. RG&E's senior secured debt rating was recently downgraded to BBB+ by Standard and Poor's and to Baa1 by Moody's. RG&E does not believe that such rating actions will have any effect on its ability to access funds in the capital markets; however, such downgrading may slightly increase the interest rate that RG&E must pay on borrowed funds. For information with respect to RGS's and RG&E's short-term borrowing arrangements and limitations, see Item 8 of the Annual Report under Note 9 of the Notes to Financial Statements.

EARNINGS SUMMARY
-----------------

RGS:
----

     RGS reported earnings of $0.70 per common share for the first quarter ended March 31, 2002, compared to $1.31 per common share for the same period in 2001. First quarter 2002 earnings were lower than a year ago due primarily to the warmer weather than the same period in 2001, continued weak economic conditions, lower market prices for electricity sold into the wholesale market compared to a year ago, and rate reductions that were put into effect in the second half of 2001 for electric and gas customers. Despite the effects of warmer weather on revenues, pretax earnings of RGS's unregulated subsidiary Energetix were up $0.8 million in the first quarter of 2002 compared to the same period a year ago.

RG&E:
-----

   RG&E earnings in the first quarter of 2002 were $22.2 million lower than in the first quarter of 2001, driven by the effect of warmer weather on electric and gas energy sales, a 3.9% rate reduction under the Electric Settlement that took effect in July 2001 and reduced revenue from lower-priced wholesale power sales. The difference in electric wholesale market prices had a greater effect on a quarterly comparison because of the unusually high wholesale prices during the first quarter of 2001. Replacement power costs were higher than in 2001 because of the scheduled refueling outage at the Ginna Plant that began on March 18 and was successfully completed on April 19, 2002.

Results of Operations
---------------------

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for RGS and RG&E, comparing the three-month period ended March 31, 2002 to the three-month period ended March 31, 2001. The operating results of the regulated business reflect RG&E's electric and gas sales and services, and the operating results of the unregulated business reflect Energetix's operations.

THREE  MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------
2001:
-----

OPERATING REVENUES, SALES AND UNREGULATED GROSS MARGINS
-------------------------------------------------------

Regulated Electric
------------------

   Regulated electric revenues decreased by $20.1 million when compared to the same quarter last year. This decrease is primarily attributable to a decrease of $15.6 million in electric sales to other utilities, which is a reflection of lower market prices. Electric revenues from regulated retail operations and energy service companies also decreased by $4.5 million from the first quarter of 2001, driven down by lower retail electric base rates that became effective in July 2001, decreased electric usage due to weather effects, and the effect of a continuing weak economy. This decrease was partially offset by a $2.3 million adjustment to revenues related to terminated and expired contracts with Enron. RG&E's electric revenues include $27.9 million in the first quarter of 2002, and $27.3 in the first quarter of 2001, related to energy sales to Energetix (see
Note 4 above for further detail).

Regulated Gas
-------------

   Gas revenues were down $31.8 million for RG&E in the first quarter of 2002 compared to the same period in 2001, reflecting a change in the gas rate structure that was implemented in September 2001, as well as a decrease in the usage of natural gas in the first quarter of 2002 due primarily to warmer weather. The weather was 15.7% warmer than normal and 13.1% warmer than the first quarter last year. RG&E's gas revenues include $6.6 million in the first quarter of 2002, and $9.7 in the first quarter of 2001, related to therm sales to Energetix (see Note 4 above for further detail).

Unregulated
-----------

      Energetix's unconsolidated operating revenues were down $79.2 million in the first quarter of 2002 compared to the first quarter of 2001. This decrease is heavily influenced by lower commodity costs than those from a year ago, and lower demand for heating products due to the warmer weather experienced in the first quarter of 2002. Gross margins on liquid fuels were down $4.0 million for the first quarter of 2002 due to reduced volumes of heating products sold. This decrease was partially offset by a $2.1 million increase in the margins on natural gas, as Energetix benefited from lower commodity costs.


OPERATING EXPENSES
------------------

Regulated
----------

     Purchased electricity expense for RG&E was up $11.3 million for the quarter. This increase was due to $7.7 million for purchased power pursuant to a long-term agreement entered in connection with the sale by RG&E of its 14% interest in Nine Mile Two in November 2001 and $3.75 million in the first quarter for the replacement power that was needed during the refueling of the Ginna Plant between March 18, 2002 and April 19, 2002. There was no refueling outage at that facility in 2001. The cost of gas purchased for resale decreased by $25.5 million in the first quarter of 2002, driven mainly by a decrease in the volume of gas purchased, and a lower average commodity cost for gas quarter.

     Non-fuel regulated operating and maintenance expenses in the first quarter of 2002 are up $8.3 million from those experienced in the same period in 2001. This increase was primarily due to a $7.4 million increase in a regulatory asset amortization associated with the sale of Nine Mile Two, and lower insurance distributions received compared to 2001. The Nine Mile Two related cost increases were offset by lower operating expenses, depreciation, and other expenses in the first quarter of 2002.

Unregulated
-----------

     Unregulated non-fuel operating and maintenance expenses decreased $2.4 million for the first quarter compared to a year ago due to lower product volumes sold and expense control initiatives.

Income Taxes
------------

     The difference in income tax expense for RGS and RG&E is attributable mainly to lower 2002 pretax earnings.

OTHER STATEMENT OF INCOME ITEMS
-------------------------------

     Interest income was up $1.6 million for the first quarter of 2002 over the same period last year primarily due to the interest accrued on the promissory note that was received as part of the consideration for the sale of the Nine Mile Two generating facility. This note plus accrued interest was prepaid by Constellation Nuclear on April 12, 2002. In addition, there was also $1.5 million expense recorded in the first quarter of 2001 for performance stock option plans that was not recorded in 2002.

Dividends
---------

     On March 13, 2002, the Board of Directors of RGS authorized a common stock dividend of $.45 per share, which was paid on April 25, 2002 to shareholders of record on April 2, 2002. Also on March 13, 2002, the Board of Directors of RG&E declared dividends on its Preferred Stock at the regular rates per share payable on June 1, 2002 to stockholders of record on May 1, 2002.

     The ability of RGS to pay common stock dividends is governed by the ability of RGS's subsidiaries to pay dividends to RGS. Because RG&E is by far the largest of RGS's subsidiaries, it is expected that for the foreseeable future the funds required by RGS to enable it to pay dividends will be derived predominantly from the dividends paid to RGS by RG&E. In the future, dividends from subsidiaries other than RG&E may also contribute to RGS's ability to pay dividends. RG&E's ability to make dividend payments to RGS will depend upon the availability of retained earnings and the needs of its utility business. RG&E's Certificate of Incorporation provides for the payment of dividends on its common stock out of the surplus net profits (retained earnings) of RG&E. In addition, pursuant to the PSC order approving the formation of RGS, RG&E may pay dividends to RGS of no more than 100% of RG&E's net income calculated on a two-year rolling basis. The calculation of net income for this purpose excludes non-cash charges to income resulting from accounting changes or certain PSC required charges as well as charges that may arise from significant unanticipated events. This condition does not apply to dividends that would be used to fund the remaining portion of RG&E's $100 million authorization for unregulated operations (approximately $26.1 million at March 31, 2002).

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

  RG&E is exposed to interest rate and commodity price risk, as described in
Item 7A in the Annual Report, Quantitative and Qualitative Disclosures about Market Risk.

     As of December 31, 2001, RG&E was a party to several natural gas and electric derivative contracts with Enron Power Marketing Corporation and its subsidiary, Enron on Line. These contracts hedged the Company's risk to fluctuations in the market prices of natural gas and electricity and extended through August 2003 with laddered expirations. The contracts received hedge accounting treatment under SFAS 133. As a result of Enron Inc.'s Chapter 11 Bankruptcy filing on December 2, 2001, the Company's derivative contracts with Enron were deemed ineffective. In compliance with SFAS 133, the company determined the market value of the contracts to be ($4.9 million) as of the ineffectiveness date and ($3.8 million) at December 31, 2001. The latter amount is reflected as a liability on the Company's balance sheet at December 31, 2001. Responding to favorable market prices, on March 22, 2002 the Company exercised its right to terminate certain of the open Enron contracts early. Scheduled contract expirations and the early terminations resulted in the recognition of $2.3 million of miscellaneous revenue during the quarter ending March 31, 2002. Additionally, purchased power expenses for the quarter included $1.2 million of expense associated with expiring Enron contracts. A $3.3 million asset remains on the Company's books at March 31, 2002, which represents the initial market valuation of the Enron contracts at the ineffectiveness date, less the initial market value of contracts which expired through March,2002. This $3.3 million amount will be charged against miscellaneous revenue according to the dates on which the now terminated contracts would have originally expired. These dates extend through August 2003. The Company valued the Enron contracts and values all derivative contracts by market price quotes. For thinly traded contracts with potentially wide bid-ask spreads, the average of quoted prices is used to determine market value.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

      Reference is made to Notes 2, 3 and 5 of the Notes to Financial
Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

 (a)  Exhibits:  None

 (b)  Reports on Form 8-K:

       RGS Energy Group, Inc.

       Rochester Gas and Electric Corporation

A report was filed March 6, 2002, including under Item 5, Other Events, that the PSC has issued an order approving the January 15, 2002 Joint Proposal of RGS, Energy East, NYSEG and the PSC Staff. Among other things, this Joint Proposal included the approval of the proposed merger between RGS and Energy East.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               RGS ENERGY GROUP, INC.
                               ----------------------
                                    (Registrant)




Date: May 14, 2002                       By   /s/ Mark Keogh
                                            ------------------------------------
                                                           Mark Keogh
                                                            Treasurer



Date: May 14, 2002                       By   /s/ William J. Reddy
                                            -----------------------------------
                                                       William J. Reddy
                                                          Controller



                                         ROCHESTER GAS AND ELECTRIC CORPORATION
                                         --------------------------------------
                                                       (Registrant)



Date: May 14, 2002                       By   /s/ Mark Keogh
                                            ------------------------------------
                                                          Mark Keogh
                                                Vice President and Treasurer



Date: May 14, 2002                       By   /s/ William J. Reddy
                                            ------------------------------------
                                                      William J. Reddy
                                               Vice President and Controller