Form 10-Q
period 2002-09-30
ROCHESTER GAS & ELECTRIC CORP; CENTRAL MAINE POWER CO; ENERGY EAST CORP; NEW YORK STATE ELECTRIC & GAS CORP
filed 2002-11-12
CIK 84557, 18675, 1046861, 71675

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended  September 30, 2002

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the transition period from             to
Commission file number	Exact name of Registrant as specified in its charter, State of incorporation, Address and Telephone number	IRS Employer Identification No.
1-14766	Energy East Corporation (A New York Corporation) P. O. Box 12904 Albany, New York 12212-2904 (518) 434-3049 www.energyeast.com	14-1798693
1-5139	Central Maine Power Company (A Maine Corporation) 83 Edison Drive Augusta, Maine 04336 (207) 623-3521	01-0042740
1-3103-2	New York State Electric & Gas Corporation (A New York Corporation) P. O. Box 3287 Ithaca, New York 14852-3287 (607) 347-4131	15-0398550
1-672	Rochester Gas and Electric Corporation (A New York Corporation) 89 East Avenue Rochester, New York 14649 (585) 546-2700	16-0612110

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X      No

As of October 31, 2002, shares of common stock outstanding for each registrant were:
Registrant	Description	Shares
Energy East Corporation	Par value $.01 per share	144,741,409
Central Maine Power Company	Par value $5 per share	31,211,471 (1)
New York State Electric & Gas Corporation	Par value $6.66 2/3 per share	64,508,477 (2)
Rochester Gas and Electric Corporation	Par value $5 per share	34,506,513 (2)

(1) All shares are owned by CMP Group, Inc., a wholly-owned subsidiary of Energy East Corporation.
(2) All shares are owned by RGS Energy Group, Inc., a wholly-owned subsidiary of Energy East Corporation

This combined Form 10-Q is separately filed by Energy East Corporation, Central Maine Power Company, New York State Electric & Gas Corporation and Rochester Gas and Electric Corporation. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.
Item	TABLE OF CONTENTS	Page
PART I - FINANCIAL INFORMATION
1 2	Financial Statements Management's Discussion and Analysis of Financial Condition and Results of Operations

Energy East Corporation
  Consolidated Statements of Income
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Retained Earnings
  Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

1 2 4 5 5 6 14

Central Maine Power Company
  Consolidated Statements of Income
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Retained Earnings
  Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

17 18 20 21 21 22 23

New York State Electric & Gas Corporation
  Statements of Income
  Balance Sheets
  Statements of Cash Flows
  Statements of Retained Earnings
  Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

25 26 28 29 29 30 32

Rochester Gas and Electric Corporation
  Statements of Income
  Balance Sheets
  Statements of Cash Flows
  Statements of Retained Earnings
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

35 36 38 39 40 41
	Notes to Financial Statements Forward-looking Statements	44 54

Item	TABLE OF CONTENTS - continued	Page
3	Quantitative and Qualitative Disclosures About Market Risk	54
4	Controls and Procedures	56
	PART II - OTHER INFORMATION
6	Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form 8-K	56 56
Signatures		57
Certifications		58

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy East Corporation
Consolidated Statements of Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2002	2001	2002	2001
(Thousands, except per share amounts)
Operating Revenues
Sales and services	$1,016,189	$798,848	$2,759,641	$2,918,997
Operating Expenses
Electricity purchased and fuel used in generation	370,413	359,677	961,144	1,051,774
Natural gas purchased	81,207	74,100	378,880	588,259
Gasoline, propane and oil purchased	68,098	-	68,098	-
Other operating expenses	198,661	139,552	480,564	425,341
Maintenance	43,123	34,260	109,044	102,714
Depreciation and amortization	76,693	50,967	170,506	153,480
Other taxes	64,494	45,725	157,560	150,173
Total Operating Expenses	902,689	704,281	2,325,796	2,471,741
Operating Income	113,500	94,567	433,845	447,256
Writedown of Investment	-	78,422	12,209	78,422
Other (Income)	(9,671)	(9,971)	(22,802)	(25,221)
Other Deductions	4,631	5,124	25,800	11,279
Interest Charges, Net	72,942	52,498	180,582	164,771
Preferred Stock Dividends of Subsidiaries	8,292	5,835	23,554	6,790
Income (Loss) Before Income Taxes	37,306	(37,341)	214,502	211,215
Income Taxes (Benefits)	13,564	(16,284)	79,868	90,097
Net Income (Loss)	$23,742	$(21,057)	$134,634	$121,118
Earnings (Loss) Per Share, basic and diluted	$.16	$(.18)	$1.06	$1.04
Dividends Paid Per Share	$.24	$.23	$.72	$.69
Average Common Shares Outstanding	144,621	116,436	126,489	116,737

The notes on pages 44 through 53 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	Sept. 30, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$278,356	$437,014
Special deposits	14,511	1,555
Accounts receivable, net	564,616	564,671
Notes receivable	380	12,126
Fuel, at average cost	129,439	92,234
Materials and supplies, at average cost	28,843	21,466
Accumulated deferred income tax benefits, net	6,202	4,170
Prepayments and other current assets	117,215	41,600
Total Current Assets	1,139,562	1,174,836
Utility Plant, at Original Cost
Electric	5,760,380	3,874,972
Natural gas	2,318,559	1,771,636
Common	360,360	213,362
	8,439,299	5,859,970
Less accumulated depreciation	3,827,070	2,270,516
Net Utility Plant in Service	4,612,229	3,589,454
Construction work in progress	195,240	36,978
Total Utility Plant	4,807,469	3,626,432
Other Property and Investments, Net	445,732	216,556
Regulatory and Other Assets
Regulatory assets
Nuclear plant costs	504,758	199,797
Unfunded future income taxes	229,190	164,657
Unamortized loss on debt reacquisitions	42,126	53,965
Demand-side management program costs	9,596	18,137
Environmental remediation costs	89,917	85,835
Nonutility generator termination agreements	170,560	9,480
Other	288,984	239,258
Total regulatory assets	1,335,131	771,129
Other assets
Goodwill, net	1,519,571	897,807
Prepaid pension benefits	581,920	435,901
Other	213,515	146,571
Total other assets	2,315,006	1,480,279
Total Regulatory and Other Assets	3,650,137	2,251,408
Total Assets	$10,042,900	$7,269,232

The notes on pages 44 through 53 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	Sept. 30, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$324,196	$225,678
Notes payable	178,950	173,383
Accounts payable and accrued liabilities	289,950	224,150
Interest accrued	76,969	36,183
Taxes accrued	49,779	7,020
Other	208,109	142,926
Total Current Liabilities	1,127,953	809,340
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	185,207	157,196
Gain on sale of generation assets	150,020	251,254
Pension benefits	111,728	52,642
Other	100,169	68,879
Total regulatory liabilities	547,124	529,971
Other liabilities
Deferred income taxes	757,776	461,600
Nuclear plant obligations	287,921	199,797
Other postretirement benefits	389,103	282,791
Environmental remediation costs	117,695	102,930
Other	286,393	241,975
Total other liabilities	1,838,888	1,289,093
Total Regulatory and Other Liabilities	2,386,012	1,819,064
Long-term debt	3,596,756	2,471,278
Total Liabilities	7,110,721	5,099,682
Commitments	-	-

Preferred Stock of Subsidiaries
 Company-obligated mandatorily redeemable trust preferred
   securities of subsidiary holding solely parent debentures
 Redeemable solely at the option of subsidiaries
 Subject to mandatory redemption requirements

	345,000 90,509 25,000	345,000 43,373 -
Common Stock Equity Common stock	1,456	1,182
Capital in excess of par value	1,450,057	842,989
Retained earnings	1,042,200	998,281
Accumulated other comprehensive income (loss)	802	(22,335)
Treasury stock, at cost	(22,845)	(38,940)
Total Common Stock Equity	2,471,670	1,781,177
Total Liabilities and Stockholders' Equity	$10,042,900	$7,269,232

The notes on pages 44 through 53 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Cash Flows - (Unaudited)
Nine Months Ended September 30	2002	2001
(Thousands)
Operating Activities
Net income	$134,634	$121,118
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	205,644	198,444
Income taxes and investment tax credits deferred, net	30,453	(10,342)
Pension income	(52,385)	(56,326)
Writedown of investment	12,209	78,422
Changes in current operating assets and liabilities
Accounts receivable, net	145,495	148,740
Sale of accounts receivable program	-	(152,000)
Inventory	(10,629)	(36,422)
Prepayments and other current assets	(24,974)	(865)
Accounts payable and accrued liabilities	(23,792)	(105,671)
Interest accrued	29,541	18,615
Taxes accrued	16,415	16,921
Other current liabilities	7,141	(46,526)
Other assets	(16,260)	(28,847)
Other liabilities	(23,917)	(32,039)
Net Cash Provided by Operating Activities	429,575	113,222
Investing Activities
Acquisition, net of cash acquired	(681,397)	-
Utility plant additions	(144,765)	(142,076)
Note receivable, sale of generation assets	59,442	-
Other property and investments additions	(20,759)	(34,088)
Other property and investments sold	7,477	15,456
Special deposits	(5,058)	19,916
Other	5,430	1,064
Net Cash Used in Investing Activities	(779,630)	(139,728)
Financing Activities
Issuance of common stock	12,866	3,547
Repurchase of common stock	(1,749)	(24,116)
Issuance of mandatorily redeemable trust preferred securities	-	345,000
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(178,349)	(1,446)
Long-term note issuances	502,500	107,879
Long-term note repayments	(68,660)	(14,863)
Notes payable three months or less, net	38,102	(212,712)
Notes payable issuances	13,009	-
Notes payable repayments	(35,607)	(1,100)
Dividends on common stock	(90,715)	(80,540)
Net Cash Provided by Financing Activities	191,397	121,649
Net (Decrease) Increase in Cash and Cash Equivalents	(158,658)	95,143
Cash and Cash Equivalents, Beginning of Period	437,014	143,626
Cash and Cash Equivalents, End of Period	$278,356	$238,769

The notes on pages 44 through 53 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Retained Earnings - (Unaudited)
Nine Months Ended September 30	2002	2001
(Thousands)
Balance, Beginning of Period	$998,281	$918,016

Add net income	134,634	121,118

Deduct dividends on common stock	90,715	80,540

Balance, End of Period	$1,042,200	$958,594

The notes on pages 44 through 53 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2002	2001	2002	2001
(Thousands)
Net income (loss)	$23,742	$(21,057)	$134,634	$121,118
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	-	-	-	86
Net unrealized loss on investments	(1,438)	(12,208)	(10,010)	(11,000)
Reclassification adjustment for losses included in net income	-	45,748	7,122	45,748
Minimum pension liability adjustment	-	-	-	50
Unrealized gains (losses) on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	-	-	-	58,250
Unrealized gains (losses) on derivatives qualified as hedges	9,755	(13,138)	13,081	(80,736)
Reclassification adjustment for losses on derivatives qualified as hedges included in net income	1,875	14,436	12,944	1,924
Net unrealized gains (losses) on derivatives qualified as hedges	11,630	1,298	26,025	(20,562)
Total other comprehensive income	10,192	34,838	23,137	14,322
Comprehensive Income	$33,934	$13,781	$157,771	$135,440

The notes on pages 44 through 53 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

(a) Liquidity and Capital Resources

Energy East Corporation and RGS Energy Merger

On June 28, 2002, Energy East Corporation (Energy East or the company) completed its merger with RGS Energy Group, Inc. The transaction had an equity market value of approximately $1.4 billion. Under the merger agreement 45% of the common stock of RGS Energy (15.6 million shares) was converted into 27.5 million shares of Energy East common stock, and 55% of the common stock of RGS Energy was exchanged for $753 million in cash, which was $39.50 per RGS Energy share. Energy East assumed approximately $932 million of RGS Energy long-term debt. The RGS Energy transaction was accounted for using the purchase method. Energy East's consolidated statements of income and cash flows include RGS Energy's results of operations beginning with July 2002. (See Item 1 - Note 5 to Energy East's Consolidated Financial Statements.)

As a result of the merger RGS Energy became a wholly-owned subsidiary of Energy East. Rochester Gas and Electric Corporation (RG&E) continues to be a wholly-owned subsidiary of RGS Energy and New York State Electric & Gas Corporation (NYSEG) became a wholly-owned subsidiary of RGS Energy.

Restructuring Initiative

The company announced on October 24, 2002, a voluntary early retirement program for salaried employees of its six operating utilities. Approximately 550 employees are eligible for the program, including about 220 from NYSEG, 190 from RG&E, 60 from Central Maine Power Company (CMP), and a total of about 80 from The Berkshire Gas Company (Berkshire Gas), Connecticut Natural Gas Corporation (CNG) and The Southern Connecticut Gas Company (SCG). The savings from this initiative are essential for the company to meet the rate reduction or efficiency targets imputed in utility rates by regulators, as well as to meet the expectations of customers and investors.

In addition to the voluntary early retirement program, an involuntary severance program will be utilized by the operating companies after they determine the additional positions that must be eliminated to achieve optimum organizational efficiency and effectiveness. The employees affected by the involuntary program will be notified in the first quarter of 2003. Energy East expects to incur a one-time restructuring charge of between $50-$100 million in the fourth quarter of 2002, including $5-$10 million for CMP, $20-$35 million for NYSEG, $25-$45 million for RG&E and the remainder for Berkshire Gas, CNG and SCG. All or a portion of NYSEG's and RG&E's restructuring costs may be deferred in accordance with the NYPSC order approving the RGS Energy merger.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Electric Delivery Business

Regional Transmission Organization (RTO): In July 2001 the Federal Energy Regulatory Commission (FERC) issued an order requiring the New York Independent System Operator (NYISO) and neighboring New England and Mid-Atlantic independent system operators (ISOs) to negotiate to form a single Northeast RTO. RTOs are similar to ISOs, but have more authority and cover broader geographic regions. The NYISO and other parties involved in negotiating the formation of the Northeast RTO participated in mediation facilitated by a FERC administrative law judge (ALJ) for 45 days, leading to a business plan detailing the process to develop a Northeast RTO. The business plan, coupled with an ALJ's report, were submitted to the FERC. The New England ISO and the NYISO entered into an agreement to consider forming an RTO, and PJM Interconnection, L.L.C. (PJM) entered into an agreement to form common market systems with the Midwest ISO. The New England ISO and the NYISO submitted a joint petition to the FERC on August 23, 2002, asking for a declaratory order stating that a merger of the two ISOs, as described in the petition, would satisfy FERC requirements for an RTO.

NYSEG, CMP and RG&E have consistently advocated the formation of a Northeast/Mid-Atlantic RTO, including PJM, or functionally combined markets throughout the Northeast because they believe that a larger wholesale power market is essential to facilitate greater liquidity and competition. The companies plan to file comments on the joint petition. A FERC decision is expected early in 2003. A Northeast RTO may include one or more independent transmission companies that would be owned by participating transmission owners. The transmission companies would share RTO responsibilities with an independent market administrator and would focus on transmission investment opportunities, instead of energy, capacity and other generation-based markets.

In October 2001 FERC commenced a proceeding to consider national standard market design issues and on July 31, 2002, issued a Notice of Proposed Rulemaking (the SMD NOPR). The SMD NOPR proposes rules that would require, among other things, changes in the wholesale power markets, transmission planning services and charges, market power monitoring and mitigation, and the organization and structure of ISOs. FERC is expected to issue a final rule on the SMD NOPR next year. The companies are analyzing the SMD NOPR and plan to file comments. The proposals in the SMD NOPR include the adoption of an energy market based on locational marginal pricing (LMP), which represents a significant change for some regions of the country. The NYISO already operates a market based on LMP, and ISO-New England is in the process of developing and implementing an LMP system. The company is unable to predict the ultimate effect, if any, of the expected RTO order and the SMD rulemaking on wholesale power markets and the company's transmission system.

Transmission Planning and Expansion: In June and July 2001 FERC issued orders that addressed a number of transmission planning and expansion issues that would directly affect CMP, NYSEG and RG&E as transmission owners. The FERC orders discussed giving exclusive responsibility for the transmission planning process to a Northeast RTO, rather than the transmission owners. The orders also discussed redefining the cost-sharing responsibilities of interconnecting generators for transmission expansion costs. On April 24, 2002, FERC issued a NOPR regarding generation interconnection terms, conditions and cost allocation. FERC is expected to issue a final rule later in 2002. Additional transmission planning and expansion proposals are included in the SMD NOPR. The company is unable to predict the ultimate effect, if any, of the expected rulemakings on its transmission system.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

CMP Alternative Rate Plan: In September 2000 the Maine Public Utilities Commission (MPUC) approved CMP's Alternative Rate Plan (ARP 2000). ARP 2000 applies only to CMP's state jurisdictional distribution revenue requirement and excludes revenue requirements related to stranded costs and transmission services. Recovery of stranded costs, primarily over-market nonutility generator (NUG) contracts, has been provided for under Maine's Restructuring Law. ARP 2000 began January 1, 2001, and continues through December 31, 2007, with price changes, if any, occurring on July 1, in the years 2002 through 2007.

On June 25, 2002, the MPUC approved a Stipulation allowing CMP's distribution prices to change effective beginning July 1, 2002. As a result, distribution rates for customers not subject to special contracts decreased by 4.84%. The reduction reflects a decrease of 3.03% in distribution rates resulting from expiring amortizations and the application of a price cap mechanism, and an additional one-time decrease of 1.81% reflecting over-collections of certain costs, such as demand-side management, and insurance proceeds related to environmental remediation.

CMP Electricity Supply Responsibility: Under Maine Law adopted in 1997 CMP was mandated to sell its generation assets and relinquish its supply responsibilities. CMP no longer owns any generating assets other than power entitlements under long-term contracts from NUGs and Vermont Yankee, and its ownership interests in three nuclear facilities that have been shut down. CMP's retail electricity prices are set to provide recovery of the costs associated with these ongoing obligations.

Under Maine Law the MPUC can mandate that CMP be a standard-offer provider for supply service if the MPUC should deem bids by competitive suppliers to be unacceptable. CMP has no standard-offer obligations through February 2003. If in the future CMP should have standard-offer obligations there would be no effect on net income because CMP is ensured cost recovery through Maine Law. CMP's revenues and purchased power costs will fluctuate, however, as its status as a standard-offer provider changes. (See Item 2(b) - Energy East Operating Results for the Electric Delivery Business and Central Maine Power Company Results of Operations.)

NYPSC-mandated Contracts with Customers: In March and April 2002 the New York State Public Service Commission (NYPSC) issued orders directing NYSEG to enter into long-term electric service contracts with two large industrial customers that in NYSEG's opinion contain unduly low and preferential rates. In April 2002 NYSEG petitioned for rehearing of these orders on the basis that each order, and each underlying contract, violates law, NYSEG's tariffs and NYPSC guidelines. In May 2002 the NYPSC denied NYSEG's petitions for rehearing. On July 24, 2002, NYSEG filed a petition with the New York State Supreme Court, Albany County, asking the court to overturn the NYPSC's orders directing NYSEG to enter into the long-term electric service contracts because the rates and the terms of those mandated contracts are unduly preferential and violate the law, NYSEG's tariffs and the NYPSC's guidelines. Oral arguments were held in the proceeding on September 13, 2002. No decision has been issued to date. On September 24, 2002, consistent with the NYPSC's orders, NYSEG signed one of the two mandated contracts under protest, subject to review by the courts.

Lost revenues associated with these long-term electric service contracts are recovered through the asset sale gain account created by NYSEG's sale in 2001 of its interest in the Nine Mile Point 2 nuclear generating station (NMP2) and do not affect earnings. After giving effect to the

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

amortization of the asset sale gain account to fund the first year of the electric rate reduction (See report on Form 10-K for Energy East and NYSEG for fiscal year ended December 31, 2001, Item 7 - Liquidity and Capital Resources, NYSEG Electric Rate Settlement), the remaining balance would be entirely consumed by discounts offered to these two large industrial customers. NYSEG believes that the remaining balance should not be used for discounts provided to just two customers, but should be available to fund other economic development projects and for the recovery of uncontrollable costs.

Nonutility Generation: In December 1999 NYSEG notified the owners of Allegheny Hydro No. 8 and Allegheny Hydro No. 9 demanding that they each provide adequate assurance that they will perform their individual contractual obligations under two power purchase agreements with NYSEG, including the obligation to pay back overpayments made by NYSEG over the course of the agreements. Such overpayments are the cumulative difference between the rate NYSEG pays for power under the agreements and its actual avoided costs. At the end of 2001 this cumulative overpayment was more than $148 million and is expected to grow substantially by 2030 when both agreements expire. Allegheny and its lenders filed a motion in the New York State Supreme Court (N.Y. County) seeking a declaration that NYSEG's demand for adequate assurance was improper. The motion was denied by the court in September 2002. Unless a settlement can be reached, the matter is expected to proceed to trial.

RG&E 2002 Electric and Gas Rate Proceeding: On February 15, 2002, RG&E filed a request with the NYPSC for new electric and natural gas rates to go into effect in January 2003. Subsequently, the date for a decision by the NYPSC was extended to March 2003 with a "make-whole" provision under which rates and any associated mechanisms would be adjusted to put RG&E and its customers in the same position they would have been had rates been allowed to go into effect as of January 14, 2003. The filing included both a traditional single-year filing and a multi-year proposal outline for potential settlement negotiations. The single-year filing, as updated, provides a basis to increase annual electric rates by $40 million, or 5.7%, and increase annual natural gas rates by $19 million, or 6.6%, for the 12-month period ending June 30, 2003. RG&E's current base rates for electric and natural gas service will likely remain in effect until a new order is issued by the NYPSC. (See RG&E's report on Form 10-K for the fiscal year ended December 31, 2001, Item 1, Regulatory Matters - 2002 Electric and Gas Rate Proposal.) The lack of progress did not justify continuation of settlement discussions and the parties are now proceeding on a litigation track. Evidentiary hearings took place in late October 2002. The proceedings are expected to be completed in February 2003.

Ginna Station: Several nuclear power plant operators have recently identified defects in their reactor vessel heads, which has prompted heightened Nuclear Regulatory Commission (NRC) oversight. During the summer of 2001 RG&E thoroughly reviewed this issue and an inspection plan was implemented during the spring 2002 refueling outage. Although the inspection demonstrated that the Ginna plant could continue to operate with the existing head, RG&E decided to replace the reactor vessel head. The replacement is scheduled to be completed during the fall 2003 refueling outage. The duration of the 2003 refueling outage is not expected to be significantly different than the duration of previous outages. The cost of the replacement is estimated to be $13 million and is expected to be recovered in rates.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Ginna Relicensing: The Ginna Station operating license expires in 2009. On July 31, 2002 RG&E filed a license renewal application with the NRC, which, if approved, would extend the license through September 2029. The NRC has deemed the application complete and a decision on this matter is expected no later than 2005.

Natural Gas Delivery Business

Natural Gas Supply Alliance: Four of Energy East's natural gas companies: NYSEG, The Southern Connecticut Gas Corporation, Connecticut Natural Gas Corporation and The Berkshire Gas Company, have a two-year strategic alliance with BP Energy Company, effective April 1, 2002, for the acquisition, optimization and management of certain natural gas supply, transportation and storage services, including price risk management. The alliance provides the companies with greater supply flexibility, enhances the benefits of a larger natural gas portfolio and is based on sharing incremental savings. The companies still own and control their natural gas assets and work with BP Energy to obtain the lowest cost supply while maintaining reliability of service. The Energy East natural gas companies have received the required regulatory approvals concerning the alliance.

RG&E Gas Supply Management Agreement: RG&E entered into a two-year supply portfolio management agreement that began April 1, 2002, with Dynegy Marketing and Trade, for Dynegy to assist RG&E in the cost-effective management of RG&E's firm contractual rights to natural gas supply, transportation and storage services. The agreement is designed to ensure that RG&E can reliably meet its customers' supply requirements while seeking to minimize the annual delivered cost of natural gas. On October 16, 2002, Dynegy announced that it would exit the marketing and trading business over the next several months. RG&E and Dynegy are developing a transition plan to maintain continued reliable service and preclude any adverse effects on RG&E or its customers.

NYSEG Natural Gas Rate Filings: In October 2001 NYSEG filed a natural gas rate case with the NYPSC. NYSEG proposed to unbundle delivery and gas supply charges, increase delivery rates by approximately $23 million, implement a gas adjustment clause, a weather normalization clause and a delivery adjustment clause, and continue the promotion of retail choice for all customers. The filing proposed to change the existing residential rate structure from fully bundled fixed sales service rates to fixed delivery rates and floating gas supply charges. Similarly, for nonresidential customers, delivery charges would be reset and fixed, while gas supply charges would float with market changes. NYSEG also proposed rate design changes by rate area and service class to more closely match NYSEG's cost to serve.

In October 2001 NYSEG also filed a petition with the NYPSC for authorization to defer the difference between natural gas costs embedded in its residential gas sales rates and actual gas costs incurred for residential sales customers during the period November 1, 2001, through September 30, 2002. The petition was the result of sustained unanticipated high wholesale commodity costs. (See Item 3 - Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.) The petition also addressed the direction NYSEG received to refund to natural gas customers approximately $1 million beginning January 1, 2002, representing the alleged overcollection of state taxes during calendar year 2000.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

On September 13, 2002, NYSEG filed with the NYPSC a joint proposal, which was endorsed by NYPSC Staff, the NY State Consumer Protection Board, large customer groups and numerous gas marketers that proposed to freeze delivery rates from October 1, 2002, through December 31, 2008, and phase in the rate impact of a gas supply charge to collect the actual cost of gas. The joint proposal would resolve issues related to NYSEG's petition to defer the difference in natural gas costs referred to above by allowing NYSEG to defer $14 million in 2002 for recovery. The NYPSC is expected to consider the joint proposal at its open session on November 20, 2002.

NYPSC Collaborative on End State of Energy Competition: In March 2000 the NYPSC instituted a proceeding to address the future of competitive natural gas and electricity markets, including the role of regulated utilities in those markets. Other objectives of the proceeding include identifying and suggesting actions to eliminate obstacles to the development of those competitive markets and providing recommendations concerning Provider of Last Resort and related issues. In a separate phase of this proceeding, the NYPSC issued an order in November 2001 directing the development of embedded cost of service studies for use in implementing unbundled rates. The embedded cost of service studies have been filed and are currently under review.

Other Businesses

Berkshire Service Solutions: The company continues to rationalize its nonutility businesses to ensure they fit its strategic focus. On August 12, 2002, Berkshire Service Solutions, Inc., an energy services provider and a subsidiary of Berkshire Energy Resources, was sold at a loss of about $2 million. Berkshire Energy Resources is a wholly-owned subsidiary of Energy East.

Other Matters

Accounting Issues

Statement 146: In June 2002 the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at a plan or commitment date for the exit or disposal activity. It establishes fair value as the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities initiated after December 31, 2002. The company and its subsidiaries are evaluating the effect that adopting Statement 146 may have on their results of operations or financial position.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Investing and Financing Activities

Investing Activities: Capital spending for the nine months ended September 30, 2002, excluding the RGS Energy merger transaction, was $145 million. Capital spending, including RGS Energy capital spending beginning with July 2002, is projected to be $272 million for 2002, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

The equity markets have experienced significant declines and volatility in 2002. Despite those market conditions, the company's pension plans continue to be well funded with assets exceeding the projected benefit obligation. As a result, the company does not currently anticipate significant funding requirements for its plans. Due to the funded status of the plans and previously favorable investment returns, the company's pension plans generated $78 million in pre-tax pension income in 2001 (net of amounts capitalized). Through the first nine months of 2002 the plans generated $52 million in pre-tax pension income (net of amounts capitalized), $4 million less than the first nine months of 2001. The company is currently unable to predict the effect that an equity market decline, coupled with the voluntary early retirement program and the involuntary severance program (See Item 2(a) Restructuring Initiative), would have on pension income for 2003 and beyond.

Financing Activities: During the nine months ended September 30, 2002, the company repurchased 92,600 shares of its common stock, at an average price of $18.89 per share, and issued 617,290 shares, at an average price of $20.84 per share, through its Dividend Reinvestment and Stock Purchase Plan, substantially out of treasury stock.

On October 22, 2002, the company filed to amend its Dividend Reinvestment and Stock Purchase Plan to allow non-shareholders who reside in Connecticut, Maine, Massachusetts or New York State to enroll directly in the Plan by making an initial cash investment. The amendment will become effective December 15, 2002.

During the second and third quarters of 2002 the company and certain of its subsidiaries renewed credit agreements with certain banks that provide for borrowing up to $410 million as follows: $260 million for 364-day periods, which the company expects to renew annually, and $150 million for a three-year period.

In May 2001 the company filed a shelf registration statement with the Securities and Exchange Commission to sell up to $1 billion in an unspecified combination of debt and trust preferred securities, of which $5 million is currently available. Under the shelf registration statement the company issued debt and trust preferred securities to fund the cash portion of the consideration for the merger with RGS Energy, for general corporate purposes, such as short-term debt reduction, repurchases of securities and to fund an equity contribution to NYSEG in 2001. (See Energy East Corporation and RGS Energy Merger.)

In June 2002 the company issued $400 million of 6.75% 10-year notes due June 2012 under the shelf registration statement described above. The proceeds were used to help fund the RGS Energy merger.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

In July 2002 the company entered into a fixed-to-floating interest rate swap on the company's 5.75% notes due November 2006. The company receives a fixed rate of 5.75% and will pay a rate based on the six month London Interbank Offered Rate plus 1.565%, on a notional amount of $250 million through November 2006.

In July 2002 the company terminated a fixed-to-floating interest rate swap on the company's 8.05% notes due November 2010. The company received $16 million, the value of the swap on the date of termination, and will amortize about $15 million of that gain over the remaining life of the notes.

CMP issued the following Series E Medium Term Notes, the proceeds of which were used to repay $50 million of maturing medium-term notes, short-term debt and for general corporate purposes:

  On May 22, 2002, $37.5 million, 6.50%, due May 2009.
  On May 28, 2002, $37.5 million, 6.65%, due May 2012.
  On August 29, 2002, $15 million, 5.70%, due August 2012.
  On September 10, 2002, $15 million, 4.25%, due September 2007.

In May 2002 NYSEG redeemed, at a premium, $150 million of 8 7/8% Series first mortgage bonds due November 1, 2021, and redeemed, at par, the remaining $21.34 million of two 9 7/8% Series first mortgage bonds due 2020. The redemptions were financed with internally generated cash and the proceeds from the prepayment of a promissory note by Constellation Nuclear in April 2002. (See the company's Form 10-Q for the quarter ended March 31, 2002, Item 2(a) Liquidity and Capital Resources - Electric Delivery Business - Sale of Nine Mile Point 2). NYSEG incurred a $10 million reduction to earnings in the second quarter of 2002 as a result of these redemptions, but will save over $16 million each year in interest costs.

Additional financing needed by NYSEG to refund commercial paper that was used in October 2002 to repay $150 million of maturing 6 3/4% Series first mortgage bonds is expected to be completed in November 2002. Through financial instruments issued in June 2002 NYSEG has locked in the five-year treasury rate component of the financing at an average rate of 4.246%.

Over the next several months, NYSEG plans to call its remaining first mortgage bonds: $100 million 8.30% Series first mortgage bonds callable on December 15, 2002, $50 million 7.55% Series first mortgage bonds callable on April 1, 2003, and $100 million 7.45% Series first mortgage bonds callable on July 15, 2003. Additional financing needed by NYSEG to call the $100 million 8.30% Series first mortgage bonds is expected to be completed in November 2002. Through financial instruments issued in August 2002, NYSEG has locked in the 10-year treasury rate component of that financing at an average rate of 4.19%. Additional financing needed by NYSEG to call the $50 million 7.55% Series and the $100 million 7.45% Series is expected to be completed in June 2003. Through financial instruments issued in September 2002, NYSEG has locked in the 10-year treasury rate component of that financing at an average rate of 4.085%.

In July 2002 CNG retired $10 million of Medium Term Notes that had matured, using short-term debt. In October 2002 CNG redeemed $3.5 million of Series AA first mortgage bonds, including $2.5 million pursuant to a sinking fund provision and $1 million at a premium, using short-term debt.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

(b) Results of Operations
Three months ended September 30 (Thousands, except per share amounts)	2002	2001	Change
Operating Revenues	$1,016,189	$798,848	27%
Operating Income	$113,500	$94,567	20%
Net Income (Loss)	$23,742	$(21,057)	113%
Average Common Shares Outstanding	144,621	116,436	24%
Earnings (Loss) Per Share, basic and diluted	$.16	$(.18)	89%
Dividends Paid Per Share	$.24	$.23	4%

Earnings for the quarter ended September 30, 2002, were 18 cents per share compared to 21 cents per share for the prior year quarter, excluding a loss of two cents per share on the sale of Berkshire Service Solutions this quarter and a writedown of CMP Group, Inc.'s investment in NEON Communications, Inc. that reduced earnings per share 39 cents in the third quarter of 2001. (See Note 9 to the company's consolidated Financial Statements.) The decrease is primarily the result of an electric price reduction for NYSEG effective March 1, 2002, that lowered earnings per share 20 cents, substantially offset by increases of nine cents per share for higher electric deliveries (primarily residential and commercial) due to warmer summer weather this year, five cents per share due to the elimination of goodwill amortization in 2002 and two cents per share because of cost control efforts.

Nine months ended September 30 (Thousands, except per share amounts)	2002	2001	Change
Operating Revenues	$2,759,641	$2,918,997	(5%)
Operating Income	$433,845	$447,256	(3%)
Net Income	$134,634	$121,118	11%
Average Common Shares Outstanding	126,489	116,737	8%
Earnings Per Share, basic and diluted	$1.06	$1.04	2%
Dividends Paid Per Share	$.72	$.69	4%

Earnings per share for the nine months were $1.22 compared to $1.43 for the same period in 2001, excluding a loss of two cents per share on the sale of Berkshire Service Solutions this quarter, a loss of eight cents per share from NYSEG's early retirement of debt in the second quarter of 2002 and the writedowns of CMP Group, Inc.'s investment in NEON Communications, Inc. that reduced earnings per share six cents in 2002 and 39 cents in 2001. (See Note 9 to the company's consolidated Financial Statements.) The decrease is primarily the result of an electric price reduction for NYSEG effective March 1, 2002, that lowered earnings 37 cents per share and a decrease of 10 cents per share due to fewer wholesale electric sales at lower market prices. Those decreases were partially offset by increases of 12 cents per share for lower costs of natural gas purchases and 16 cents per share due to the elimination of goodwill amortization in 2002.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Operating Results for the Electric Delivery Business
Three months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	8,049	5,863	37%
Operating Revenues	$741,338	$623,997	19%
Operating Expenses	$612,188	$517,242	18%
Operating Income	$129,150	$106,755	21%

The $117 million increase in operating revenues for the quarter is primarily the result of the addition of RG&E's delivery revenues of $198 million and increased retail deliveries of $26 million due to warmer summer weather. Those increases are partially offset by CMP no longer being the standard-offer provider for the supply of electricity effective in March 2002, which reduced revenues by $42 million; a price reduction for NYSEG, effective March 1, 2002, of $41 million; and lower wholesale deliveries of $21 million.

Operating expenses increased $95 million for the quarter primarily due to the addition of RG&E's operating expenses of $158 million; an $11 million increase in purchased power costs for higher retail deliveries due to warmer summer weather; and a $17 million increase for purchased power costs to replace energy previously provided by NMP2, which was partially offset by a $10 million decrease in certain operating expenses primarily due to the sale of NMP2. Those increases were partially offset by a $42 million decrease in electricity purchased because CMP is no longer the standard-offer provider for the supply of electricity, a $21 million decrease due to lower wholesale deliveries, $6 million due to the elimination of a regulatory amortization of demand-side management program costs and $2 million due to the elimination of goodwill amortization in 2002.
Nine months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	19,345	17,568	10%
Operating Revenues	$1,876,742	$1,904,785	(1%)
Operating Expenses	$1,517,477	$1,508,370	1%
Operating Income	$359,265	$396,415	(9%)

The $28 million decrease in operating revenues for the nine months is primarily the result of a reduction of $111 million because of CMP no longer being the standard-offer provider for the supply of electricity effective in March 2002; $77 million due to a price reduction for NYSEG, effective March 1, 2002; lower wholesale revenues of $53 million primarily due to lower market prices for electricity; and a $15 million decrease primarily due to lower industrial sales. Those decreases were partially offset by the addition of RG&E's delivery revenues of $198 million and increased retail deliveries of $26 million due to warmer summer weather.

Operating expenses increased $9 million for the nine months. Increases include the addition of RG&E's operating expenses of $158 million; $11 million for the pass-through of the market price of electricity allowed in NYSEG's electric rate settlement; $11 million of purchased power costs for higher retail deliveries due to warmer summer weather; and $36 million for purchased power costs to replace energy previously provided by NMP2, which was partially offset by a $31 million decrease in certain operating expenses due to the sale of NMP2. Those increases were partially offset by a $110 million decrease in electricity purchased because CMP is no longer

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

the standard-offer provider for the supply of electricity, $24 million primarily due to fewer electricity purchases as a result of lower industrial sales, $30 million due to lower market prices for electricity, $14 million due to the elimination of a regulatory amortization of demand-side management program costs and $6 million due to the elimination of goodwill amortization in 2002.

Operating Results for the Natural Gas Delivery Business
Three months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	29,859	23,637	26%
Operating Revenues	$132,983	$113,356	17%
Operating Expenses	$148,606	$130,870	14%
Operating (Loss)	$(15,623)	$(17,514)	11%

The $20 million increase in operating revenues for the three months is primarily the result of the addition of RG&E's delivery revenues of $33 million, partially offset by lower wholesale deliveries of $8 million and lower market prices of natural gas that are passed on to customers of $5 million.

Operating expenses increased $18 million for the quarter primarily due to the addition of RG&E's operating expenses of $38 million, partially offset by a $15 million decrease in purchased gas costs caused by lower market prices, reduced purchases of gas of $5 million due to lower wholesale deliveries and a $4 million decrease due to the elimination of goodwill amortization in 2002.
Nine months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	116,318	105,575	10%
Operating Revenues	$643,038	$808,179	(20%)
Operating Expenses	$562,007	$746,605	(25%)
Operating Income	$81,031	$61,574	32%

The $165 million decrease in operating revenues for the nine months is primarily the result of a $134 million decrease because of lower market prices of gas that are passed on to customers, and decreased deliveries of $69 million primarily because of mild winter weather. Those decreases were partially offset by the addition of RG&E's delivery revenues of $33 million.

Operating expenses decreased $185 million for the nine months primarily due to a $169 million decrease in purchased gas costs caused by lower market prices, reduced purchases of gas of $41 million due to lower deliveries and a $12 million decrease due to the elimination of goodwill amortization in 2002. Those decreases were partially offset by the addition of RG&E's operating expenses of $38 million.

Item 1.  Financial Statements

Central Maine Power Company
Consolidated Statements of Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2002	2001	2002	2001
(Thousands)
Operating Revenues
Sales and services	$153,663	$200,229	$493,485	$622,861
Operating Expenses
Electricity purchased and fuel used in generation	61,745	109,165	207,162	342,825
Other operating expenses	44,006	42,937	133,167	128,476
Maintenance	8,828	9,594	28,985	30,342
Depreciation and amortization	10,168	9,102	29,101	27,342
Other taxes	5,816	5,349	16,977	15,327
Total Operating Expenses	130,563	176,147	415,392	544,312
Operating Income	23,100	24,082	78,093	78,549
Other (Income)	(1,322)	(1,818)	(3,815)	(5,382)
Other Deductions	301	1,661	944	3,142
Interest Charges, Net	6,794	7,060	21,735	20,125
Income Before Income Taxes	17,327	17,179	59,229	60,664
Income Taxes	5,955	5,904	19,282	23,369
Net Income	11,372	11,275	39,947	37,295
Preferred Stock Dividends	361	361	1,082	1,082
Earnings Available for Common Stock	$11,011	$10,914	$38,865	$36,213

The notes on pages 44 through 53 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	Sept. 30, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$26,816	$20,777
Accounts receivable, net	101,517	123,615
Materials and supplies, at average cost	8,634	9,018
Accumulated deferred income tax benefits, net	-	74
Prepayments and other current assets	10,962	10,439
Total Current Assets	147,929	163,923
Utility Plant, at Original Cost
Electric	1,316,910	1,312,778
Less accumulated depreciation	501,745	488,159
Net Utility Plant in Service	815,165	824,619
Construction work in progress	4,090	5,546
Total Utility Plant	819,255	830,165
Other Property	6,108	5,988
Investment in Associated Companies, at Equity	28,816	29,868
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	185,602	199,797
Unfunded future income taxes	95,453	90,471
Unamortized loss on debt reacquisitions	10,014	11,006
Demand-side management program costs	9,596	14,054
Environmental remediation costs	4,702	6,075
Nonutility generator termination agreement	7,508	7,619
Other	58,827	132,368
Total regulatory assets	371,702	461,390
Other assets
Goodwill, net	325,174	325,174
Prepaid pension benefits	26,803	29,886
Other	17,547	19,406
Total other assets	369,524	374,466
Total Regulatory and Other Assets	741,226	835,856
Total Assets	$1,743,334	$1,865,800

The notes on pages 44 through 53 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	Sept. 30, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$63,073	$52,959
Notes payable	15,000	46,500
Accounts payable and accrued liabilities	39,011	64,104
Interest accrued	2,391	5,181
Taxes accrued	10,796	-
Other	42,420	40,206
Total Current Liabilities	172,691	208,950
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	92,794	92,630
Gain on sale of generation assets	119,840	190,779
Pension benefits	6,903	7,355
Other	11,690	21,840
Total regulatory liabilities	231,227	312,604
Other liabilities
Deferred income taxes	32,762	17,385
Nuclear plant obligations	185,603	199,797
Other postretirement benefits	70,641	66,801
Environmental remediation costs	2,324	2,790
Other	81,808	119,575
Total other liabilities	373,138	406,348
Total Regulatory and Other Liabilities	604,365	718,952
Long-term debt	277,620	235,133
Total Liabilities	1,054,676	1,163,035
Commitments	-	-
Preferred Stock Redeemable solely at CMP's option Capital in excess of par value	35,571 (3,175)	35,571 (3,316)
Common Stock Equity Common stock	156,057	162,213
Capital in excess of par value	485,297	498,141
Retained earnings	17,056	31,304
Accumulated other comprehensive (loss)	(2,148)	(2,148)
Treasury stock, at cost	-	(19,000)
Total Common Stock Equity	656,262	670,510
Total Liabilities and Stockholder's Equity	$1,743,334	$1,865,800

The notes on pages 44 through 53 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Cash Flows - (Unaudited)

Nine Months Ended September 30	2002	2001
(Thousands)
Operating Activities
Net income	$39,947	$37,295
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,974	17,405
Income taxes and investment tax credits deferred, net	10,635	19,596
Pension expense	1,849	40
Changes in current operating assets and liabilities
Accounts receivable, net	24,662	12,693
Inventory	384	21
Prepayments and other current assets	(523)	(10,705)
Accounts payable and accrued liabilities	(22,190)	(13,647)
Interest accrued	(2,790)	(2,674)
Taxes accrued	10,796	-
Other current liabilities	6,965	(6,148)
Other assets	(6,699)	(19,212)
Other liabilities	(15,127)	(15,232)
Net Cash Provided by Operating Activities	65,883	19,432
Investing Activities
Utility plant additions	(28,390)	(34,362)
Other	128	(97)
Net Cash Used in Investing Activities	(28,262)	(34,459)
Financing Activities
Long-term note issuances	105,000	75,000
Long-term note repayments	(50,887)	(10,887)
Notes payable three months or less, net	(13,000)	(8,500)
Notes payable issuances	5,000	-
Notes payable repayments	(23,500)	-
Dividends on common and preferred stock	(54,195)	(46,067)
Net Cash (Used in) Provided by Financing Activities	(31,582)	9,546
Net Increase (Decrease) in Cash and Cash Equivalents	6,039	(5,481)
Cash and Cash Equivalents, Beginning of Period	20,777	17,933
Cash and Cash Equivalents, End of Period	$26,816	$12,452

The notes on pages 44 through 53 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Retained Earnings - (Unaudited)
Nine Months Ended September 30	2002	2001
(Thousands)
Balance, Beginning of Period	$31,304	$23,291
Add net income	39,947	37,295
	71,251	60,586
Deduct Dividends on Capital Stock
Preferred	1,082	1,082
Common	53,113	44,985
	54,195	46,067
Balance, End of Period	$17,056	$14,519

The notes on pages 44 through 53 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2002	2001	2002	2001
(Thousands)
Net income	$11,372	$11,275	$39,947	$37,295
Other comprehensive (loss), net of tax
Net unrealized (loss) on investments	-	(184)	-	-
Total other comprehensive (loss)	-	(184)	-	-
Comprehensive Income	$11,372	$11,091	$39,947	$37,295

The notes on pages 44 through 53 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

  Liquidity and Capital Resources

Restructuring Initiative

See Energy East Corporation's Item 2(a), Restructuring Initiative, for the discussion of this item.

Electric Delivery Business

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Transmission Planning and Expansion: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

CMP Alternative Rate Plan: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

CMP Electricity Supply Responsibility: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Other Matters

Statement 146: See Energy East Corporation's Item 2(a), Other Matters, for the discussion of this item.

Investing and Financing Activities

Investing Activities: Capital spending for the nine months ended September 30, 2002, was $28 million. Capital spending is projected to be $41 million in 2002 and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of electric delivery service, necessary improvements to existing facilities and compliance with environmental requirements.

(See Energy East Corporation's Item 2(a), Investing Activities.) CMP's pension plans generated less than a million in pre-tax pension expense in 2001 (net of amounts capitalized). Through the first nine months of 2002, the plans generated $2 million in pre-tax pension expense (net of amounts capitalized), $2 million more than the first nine months of 2001.

Financing Activities: In January 2002 CMP cancelled its shares of treasury stock, which had a carrying value of $19 million, and restored the shares to the status of authorized but unissued shares of common stock of the corporation.

Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

CMP issued the following Series E Medium Term Notes, the proceeds of which were used to repay $50 million of maturing medium-term notes, as well as short-term debt and for general corporate purposes:

  On May 22, 2002, $37.5 million, 6.50%, due May 2009.
  On May 28, 2002, $37.5 million, 6.65%, due May 2012.
  On August 29, 2002, $15 million, 5.70%, due August 2012.
  On September 10, 2002, $15 million, 4.25%, due September 2007.
  Results of Operations
Three months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	2,267	2,367	(4%)
Operating Revenues	$153,663	$200,229	(23%)
Operating Expenses	$130,563	$176,147	(26%)
Operating Income	$23,100	$24,082	(4%)
Earnings Available for Common Stock	$11,011	$10,914	1%

CMP's earnings for the quarter were nearly unchanged compared to the prior year.

The $47 million decrease in operating revenues for the quarter is primarily the result of CMP not being the standard-offer provider for the supply of electricity effective in March 2002, which reduced revenues by $42 million.

Operating expenses decreased $46 million for the quarter, primarily due to a $42 million decrease in electricity purchased as a result of CMP not being the standard-offer provider for the supply of electricity effective in March 2002. Operating expenses also decreased $2 million due to the elimination of goodwill amortization in 2002.

Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company
Nine months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	6,502	7,006	(7%)
Operating Revenues	$493,485	$622,861	(21%)
Operating Expenses	$415,392	$544,312	(24%)
Operating Income	$78,093	$78,549	(1%)
Earnings Available for Common Stock	$38,865	$36,213	7%

Earnings for the nine months increased approximately $3 million, primarily due to the elimination of goodwill amortization in 2002 of $6 million.

The $129 million decrease in operating revenues for the nine months is primarily the result of CMP not being the standard-offer provider for the supply of electricity effective in March 2002, which reduced revenues $111 million, and a $15 million decrease primarily due to lower industrial sales.

Operating expenses also decreased $129 million for the nine months, primarily due to a decrease in electricity purchased of $110 million as a result of CMP no longer being the standard-offer provider for the supply of electricity effective in March 2002 and $24 million primarily due to fewer purchases as a result of lower industrial sales. Operating expenses also decreased $6 million due to the elimination of goodwill amortization in 2002.

Item 1.  Financial Statements

New York State Electric & Gas Corporation
Statements of Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2002	2001	2002	2001
(Thousands)
Operating Revenues
Electric	$389,216	$423,676	$1,184,687	$1,281,658
Natural gas	35,675	36,318	222,902	259,337
Total Operating Revenues	424,891	459,994	1,407,589	1,540,995
Operating Expenses
Electricity purchased and fuel used in generation	229,019	223,243	642,269	618,559
Natural gas purchased	19,854	23,226	129,529	185,742
Other operating expenses	42,259	59,858	150,380	176,654
Maintenance	19,799	21,560	58,818	62,433
Depreciation and amortization	24,624	25,251	73,616	76,380
Other taxes	28,996	32,702	88,187	98,605
Total Operating Expenses	364,551	385,840	1,142,799	1,218,373
Operating Income	60,340	74,154	264,790	322,622
Other (Income)	(1,804)	(7,185)	(4,369)	(9,190)
Other Deductions	3,142	777	20,393	4,248
Interest Charges, Net	20,879	25,356	69,402	79,121
Income Before Income Taxes	38,123	55,206	179,364	248,443
Income Taxes	14,827	23,099	73,303	103,520
Net Income	23,296	32,107	106,061	144,923
Preferred Stock Dividends	99	99	297	297
Earnings Available for Common Stock	$23,197	$32,008	$105,764	$144,626

The notes on pages 44 through 53 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	Sept. 30, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$38,671	$21,617
Special deposits	14,388	1,432
Accounts receivable, net	215,532	292,687
Note receivable	-	12,126
Fuel, at average cost	30,207	32,094
Materials and supplies, at average cost	6,136	7,027
Accumulated deferred income tax benefits, net	3,993	3,930
Prepayments	36,827	26,421
Total Current Assets	345,754	397,334
Utility Plant, at Original Cost
Electric	2,542,199	2,562,194
Natural gas	665,901	654,224
Common	121,099	132,928
	3,329,199	3,349,346
Less accumulated depreciation	1,351,749	1,341,964
Net Utility Plant in Service	1,977,450	2,007,382
Construction work in progress	32,403	22,885
Total Utility Plant	2,009,853	2,030,267
Other Property and Investments, Net	41,846	43,242
Regulatory and Other Assets
Regulatory assets
Unfunded future income taxes	6,725	12,984
Unamortized loss on debt reacquisitions	32,113	42,959
Demand-side management program costs	-	4,083
Environmental remediation costs	52,667	53,167
Other	10,921	17,917
Total regulatory assets	102,426	131,110
Other assets
Goodwill, net	11,199	11,199
Prepaid pension benefits	396,820	334,769
Note receivable	-	47,553
Other	41,046	18,949
Total other assets	449,065	412,470
Total Regulatory and Other Assets	551,491	543,580
Total Assets	$2,948,944	$3,014,423

The notes on pages 44 through 53 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)
	Sept. 30, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$150,167	$150,873
Accounts payable and accrued liabilities	145,458	109,476
Interest accrued	19,661	15,967
Taxes accrued	19,925	7,499
Other	72,884	65,268
Total Current Liabilities	408,095	349,083
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	14,212	17,308
Gain on sale of generation assets	30,180	60,476
Other	33,672	29,810
Total regulatory liabilities	78,064	107,594
Other liabilities
Deferred income taxes	345,628	310,456
Other postretirement benefits	195,659	187,916
Environmental remediation costs	75,600	76,100
Other	74,874	85,126
Total other liabilities	691,761	659,598
Total Regulatory and Other Liabilities	769,825	767,192
Long-term debt	869,806	1,039,135
Total Liabilities	2,047,726	2,155,410
Commitments	-	-
Preferred Stock Redeemable solely at NYSEG's option	10,159	10,159
Common Stock Equity Common stock	430,057	430,057
Capital in excess of par value	277,297	270,835
Retained earnings	179,961	164,197
Accumulated other comprehensive income (loss)	3,744	(16,235)
Total Common Stock Equity	891,059	848,854
Total Liabilities and Stockholder's Equity	$2,948,944	$3,014,423

The notes on pages 44 through 53 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Cash Flows - (Unaudited)
Nine Months Ended September 30	2002	2001
(Thousands)
Operating Activities
Net income	$106,061	$144,923
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	90,245	121,751
Income taxes and investment tax credits deferred, net	24,201	9,562
Pension income	(53,116)	(53,992)
Changes in current operating assets and liabilities
Accounts receivable, net	77,155	79,764
Sale of accounts receivable program	-	(152,000)
Inventory	2,778	(10,610)
Prepayments	(10,406)	(8,949)
Accounts payable and accrued liabilities	5,982	(59,123)
Interest accrued	3,694	11,149
Taxes accrued	12,426	24,034
Other current liabilities	7,616	(4,927)
Other assets	(7,967)	(4,446)
Other liabilities	(5,343)	(7,658)
Net Cash Provided by Operating Activities	253,326	89,478
Investing Activities
Utility plant additions	(62,480)	(52,009)
Note receivable, sale of generation assets	59,442	-
Proceeds from sale of utility plant	6,348	336
Special deposits	(5,058)	19,916
Other	2,798	3,474
Net Cash Provided by (Used in) Investing Activities	1,050	(28,283)
Financing Activities
Equity contribution from parent	-	100,000
Notes payable three months or less, net	-	(100,000)
Repayments of first mortgage bonds, including net premiums	(177,025)	-
Dividends on common and preferred stock	(60,297)	(65,839)
Net Cash Used in Financing Activities	(237,322)	(65,839)
Net Increase (Decrease) in Cash and Cash Equivalents	17,054	(4,644)
Cash and Cash Equivalents, Beginning of Period	21,617	17,618
Cash and Cash Equivalents, End of Period	$38,671	$12,974

The notes on pages 44 through 53 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Retained Earnings - (Unaudited)
Nine Months Ended September 30	2002	2001
(Thousands)
Balance, Beginning of Period	$164,197	$35,329
Add net income	106,061	144,923
	270,258	180,252
Deduct Dividends on Capital Stock
Preferred	297	297
Common	90,000	65,542
	90,297	65,839
Balance, End of Period	$179,961	$114,413

The notes on pages 44 through 53 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Comprehensive Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2002	2001	2002	2001
(Thousands)
Net income	$23,296	$32,107	$106,061	$144,923
Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on investments	(653)	(27)	(1,191)	57
Minimum pension liability adjustment	-	-	-	50
Unrealized gains (losses) on derivatives qualified as hedges
Unrealized gains on derivatives qualified as hedges arising during the period due to cumulative effect of a change in accounting principle	-	-	-	54,602
Unrealized gains (losses) on derivatives qualified as hedges	7,541	(3,255)	11,792	(64,975)
Reclassification adjustment for losses on derivatives qualified as hedges included in net income	2,181	14,119	9,378	1,719
Net unrealized gains (losses) on derivatives qualified as hedges	9,722	10,864	21,170	(8,654)
Total other comprehensive income (loss)	9,069	10,837	19,979	(8,547)
Comprehensive Income	$32,365	$42,944	$126,040	$136,376

The notes on pages 44 through 53 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

New York State Electric & Gas Corporation

(a) Liquidity and Capital Resources

Energy East Corporation and RGS Energy Merger

See Energy East Corporation's Item 2(a), Energy East Corporation and RGS Energy Merger, for the discussion of this item.

Restructuring Initiative

See Energy East Corporation's Item 2(a), Restructuring Initiative, for the discussion of this item.

Electric Delivery Business

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Transmission Planning and Expansion: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

NYPSC-mandated Contracts with Customers: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Nonutility Generation: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Natural Gas Delivery Business

Natural Gas Supply Alliance: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for the discussion of this item.

NYSEG Natural Gas Rate Filings: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for the discussion of this item.

NYPSC Collaborative on End State of Energy Competition: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for the discussion of this item.

Other Matters

Statement 146: See Energy East Corporation's Item 2(a), Other Matters, for the discussion of this item.

Investing and Financing Activities

Investing Activities: Capital spending for the nine months ended September 30, 2002, was $62 million. Capital spending is projected to be $104 million in 2002 and is expected to be paid for with internally generated funds. Capital spending will be primarily for necessary improvements to existing facilities, the extension of energy delivery service and compliance with environmental requirements.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

(See Energy East Corporation's Item 2(a), Investing Activities.) NYSEG's pension plans generated $72 million in pre-tax pension income in 2001 (net of amounts capitalized). Through the first nine months of 2002 the plans generated $53 million in pre-tax pension income (net of amounts capitalized), $1 million less than the first nine months of 2001.

Financing Activities: In May 2002 NYSEG redeemed, at a premium, $150 million of 8 7/8% Series first mortgage bonds due November 1, 2021, and redeemed, at par, the remaining $21.34 million of two 9 7/8% Series first mortgage bonds due 2020. The redemptions were financed with internally generated cash and the proceeds from the prepayment of a promissory note by Constellation Nuclear in April 2002. (See NYSEG's Form 10-Q for the quarter ended March 31, 2002, Item 2(a) Liquidity and Capital Resources - Electric Delivery Business - Sale of Nine Mile Point 2). NYSEG incurred a $10 million reduction to earnings in the second quarter of 2002 as a result of these redemptions, but will save over $16 million each year in interest costs.

Additional financing needed by NYSEG to refund commercial paper that was used in October 2002 to repay $150 million of maturing 6 3/4% Series first mortgage bonds, is expected to be completed in November 2002. Through financial instruments issued in June 2002 NYSEG has locked in the five-year treasury rate component of the financing at an average rate of 4.246%.

Over the next several months, NYSEG plans to call its remaining first mortgage bonds: $100 million 8.30% Series first mortgage bonds callable on December 15, 2002, $50 million 7.55% Series first mortgage bonds callable on April 1, 2003, and $100 million 7.45% Series first mortgage bonds callable on July 15, 2003. Additional financing needed by NYSEG to call the $100 million 8.30% Series first mortgage bonds is expected to be completed in November 2002. Through financial instruments issued in August 2002, NYSEG has locked in the 10-year treasury rate component of that financing at an average rate of 4.19%. Additional financing needed by NYSEG to call the $50 million 7.55% Series and the $100 million 7.45% Series is expected to be completed in June 2003. Through financial instruments issued in September 2002, NYSEG has locked in the 10-year treasury rate component of that financing at an average rate of 4.085%.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

(b) Results of Operations
Three months ended September 30 (Thousands)	2002	2001	Change
Operating Revenues	$424,891	$459,994	(8%)
Operating Income	$60,340	$74,154	(19%)
Earnings Available for Common Stock	$23,197	$32,008	(28%)

Earnings for the quarter were $9 million lower than for the prior year quarter primarily due to an electric price reduction, effective March 1, 2002, that decreased earnings $25 million. That decrease was partially offset by higher electric deliveries of $9 million due to warmer summer weather and by $4 million because of the elimination of regulatory amortization of demand-side management program costs.
Nine months ended September 30 (Thousands)	2002	2001	Change
Operating Revenues	$1,407,589	$1,540,995	(9%)
Operating Income	$264,790	$322,622	(18%)
Earnings Available for Common Stock	$105,764	$144,626	(27%)

Earnings for the nine months were $39 million lower than for the same period last year primarily due to an electric price reduction, effective March 1, 2002, that decreased earnings $47 million and a $10 million loss from the early retirement of debt. (See Note 7 to NYSEG's Financial Statements.) Those decreases were partially offset by lower costs of natural gas purchases of $10 million, higher electric deliveries of $9 million due to warmer summer weather and $4 million of interest savings due to the early retirement of debt. (See Financing Activities.)

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

Operating Results for the Electric Delivery Business
Three months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	3,752	3,496	7%
Operating Revenues	$389,216	$423,676	(8%)
Operating Expenses	$323,493	$341,001	(5%)
Operating Income	$65,723	$82,675	(21%)

The $34 million decrease in operating revenues for the quarter is primarily due to a price reduction, effective March 1, 2002, that decreased revenues $41 million and lower wholesale deliveries of $21 million. Those decreases were partially offset by increased retail deliveries of $26 million due to warmer summer weather.

Operating expenses for the quarter decreased $18 million. Expenses were reduced $21 million due to lower wholesale deliveries and $6 million due to the elimination of a regulatory amortization of demand-side management program costs, partially offset by an $11 million increase in purchased power costs for higher retail deliveries due to warmer summer weather. A $17 million increase for purchased power costs to replace energy previously provided by NMP2 was partially offset by a $10 million decrease in certain operating expenses primarily due to the sale of NMP2.

Nine months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	10,813	10,563	2%
Operating Revenues	$1,184,687	$1,281,658	(8%)
Operating Expenses	$943,825	$963,785	(2%)
Operating Income	$240,862	$317,873	(24%)

The $97 million decrease in operating revenues for the nine months is primarily due to a price reduction, effective March 1, 2002, that decreased revenues $77 million and lower wholesale revenues of $53 million due to lower market prices and lower deliveries. Those decreases were partially offset by increased retail deliveries of $26 million due to warmer summer weather.

Operating expenses decreased $20 million for the nine months due to lower market prices for electricity of $30 million and $14 million due to the elimination of a regulatory amortization of demand-side management program costs. Those decreases were partially offset by $11 million for electricity purchased that was deferred in accordance with the electric rate settlement and by an $11 million increase in purchased power costs for higher retail deliveries due to warmer summer weather. A $36 million increase for purchased power costs to replace energy previously provided by NMP2 was partially offset by a $31 million decrease in certain operating expenses due to the sale of NMP2.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

Operating Results for the Natural Gas Delivery Business
Three months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	6,653	6,939	(4%)
Operating Revenues	$35,675	$36,318	(2%)
Operating Expenses	$41,058	$44,839	(8%)
Operating Income	$(5,383)	$(8,521)	37%

Operating revenues for the quarter did not change significantly compared to the prior year.

Operating expenses decreased $4 million for the quarter due to a decrease in the cost of natural gas purchased as a result of lower natural gas prices due to market conditions.

Nine months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	39,435	40,676	(3%)
Operating Revenues	$222,902	$259,337	(14%)
Operating Expenses	$198,974	$254,588	(22%)
Operating Income	$23,928	$4,749	404%

The $36 million decrease in operating revenues for the nine months is primarily due to lower market prices of gas that are passed on to nonresidential and wholesale customers of $31 million, and decreased deliveries because of mild winter weather of $9 million.

Operating expenses decreased $56 million for the nine months primarily due to a decrease in the cost of natural gas purchased of $47 million as a result of lower natural gas prices due to market conditions and a decrease in gas purchases of $9 million for lower deliveries.

Item 1.  Financial Statements

Rochester Gas and Electric Corporation
Statements of Income - (Unaudited)
	Three Months		Nine Months
Periods Ended September 30	2002	2001	2002	2001
(Thousands)
Operating Revenues
Electric	$198,429	$194,201	$534,986	$559,819
Natural gas	32,939	34,639	193,480	225,604
Total Operating Revenues	231,368	228,840	728,466	785,423
Operating Expenses
Electricity purchased and fuel used in generation	57,707	48,153	153,427	115,226
Natural gas purchased	15,692	20,694	108,794	140,532
Other operating expenses	65,155	86,911	202,241	195,824
Maintenance	10,368	13,122	42,545	41,452
Depreciation and amortization	25,990	29,064	76,120	86,033
Other taxes	21,034	20,109	67,540	67,362
Total Operating Expenses	195,946	218,053	650,667	646,429
Operating Income	35,422	10,787	77,799	138,994
Other (Income)	(5,590)	(3,510)	(13,411)	(10,317)
Other Deductions	318	5,824	6,154	17,483
Interest Charges, Net	15,319	15,771	42,523	46,531
Income (Loss) Before Income Taxes	25,375	(7,298)	42,533	85,297
Income Taxes (Benefit)	8,088	(13,634)	21,527	24,558
Net Income	17,287	6,336	21,006	60,739
Preferred Stock Dividends	925	925	2,775	2,775
Earnings Available for Common Stock	$16,362	$5,411	$18,231	$57,964

The notes on pages 44 through 53 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Balance Sheets - (Unaudited)
	Sept. 30, 2002	Dec. 31, 2001
(Thousands)
Assets
Current Assets
Cash and cash equivalents	$33,655	$20,631
Accounts receivable, net	95,820	114,768
Notes receivable	-	10,097
Affiliate receivable	14,457	87,139
Fuel, at average cost	25,705	27,005
Materials and supplies, at average cost	9,003	5,244
Prepayments and other current assets	49,425	22,153
Total Current Assets	228,065	287,037
Utility Plant, at Original Cost
Electric	1,901,270	1,862,805
Natural gas	507,538	496,594
Common	158,173	133,825
	2,566,981	2,493,224
Less accumulated depreciation	1,507,558	1,454,283
Net Utility Plant in Service	1,059,423	1,038,941
Construction work in progress	153,541	141,591
Total Utility Plant	1,212,964	1,180,532
Other Property and Investments, Net	211,886	222,860
Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	319,155	327,221
Unfunded future income taxes	64,406	64,203
Environmental remediation costs	11,618	12,588
Nonutility generator termination agreement	163,052	169,838
Other	121,467	122,910
Total regulatory assets	679,698	696,760
Other assets
Prepaid pension benefits	23,570	-
Note receivable	-	40,387
Other	55,669	37,085
Total other assets	79,239	77,472
Total Regulatory and Other Assets	758,937	774,232
Total Assets	$2,411,852	$2,464,661

The notes on pages 44 through 53 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Balance Sheets - (Unaudited)
	Sept. 30, 2002	Dec. 31, 2001
(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$84,639	$104,387
Accounts payable and accrued liabilities	73,864	75,885
Affiliate payable	2,408	26,871
Interest accrued	16,910	12,338
Taxes accrued	1,696	4,381
Other	43,656	49,617
Total Current Liabilities	223,173	273,479
Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	29,747	30,393
Other	43,473	27,645
Total regulatory liabilities	73,220	58,038
Other liabilities
Deferred income taxes	231,590	223,659
Nuclear waste disposal	102,319	101,268
Other postretirement benefits	64,265	60,238
Environmental remediation costs	22,356	22,356
Other	84,924	109,246
Total other liabilities	505,454	516,767
Total Regulatory and Other Liabilities	578,674	574,805
Long-term debt	828,794	787,243
Total Liabilities	1,630,641	1,635,527
Commitments	-	-
Preferred Stock Redeemable solely at RG&E's option Subject to mandatory redemption requirements	47,000 25,000	47,000 25,000
Common Stock Equity Common stock	194,429	194,429
Capital in excess of par value	505,889	505,889
Retained earnings	126,131	174,054
Treasury stock, at cost	(117,238)	(117,238)
Total Common Stock Equity	709,211	757,134
Total Liabilities and Stockholder's Equity	$2,411,852	$2,464,661

The notes on pages 44 through 53 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Statements of Cash Flows - (Unaudited)
Nine Months Ended September 30	2002	2001
(Thousands)
Operating Activities
Net income	$21,006	$60,739
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	120,903	119,573
Income taxes and investment tax credits deferred, net	(6,925)	664
Pension income	(15,768)	(16,837)
Writedown of investments	13,718	-
Changes in current operating assets and liabilities
Accounts receivable, net	34,564	57,007
Notes receivable, current	-	(19,954)
Inventory	(2,459)	(4,692)
Prepayments	(27,272)	(13,567)
Accounts payable and accrued liabilities	1,996	19,162
Interest accrued	4,572	2,381
Taxes accrued	(2,685)	(2,556)
Other current liabilities	(6,599)	(14,116)
Other assets	(30,971)	(8,318)
Other liabilities	10,253	13,191
Net Cash Provided by Operating Activities	114,333	192,677
Investing Activities
Utility plant additions	(96,583)	(93,437)
Note receivable, sale of generation assets	50,484	-
Other property and investments additions	(13,012)	(15,661)
Other	(5,996)	(6,224)
Net Cash Used in Investing Activities	(65,107)	(115,322)
Financing Activities
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(100,000)	(104,470)
Long-term debt issuances, net of discount or premiums	125,000	199,534
Notes payable three months or less, net	-	(98,000)
Notes payable repayments	(3,260)	(3,026)
Dividends on common and preferred stock	(57,942)	(49,423)
Other	-	190
Net Cash Used in Financing Activities	(36,202)	(55,195)
Net Increase in Cash and Cash Equivalents	13,024	22,160
Cash and Cash Equivalents, Beginning of Period	20,631	4,851
Cash and Cash Equivalents, End of Period	$33,655	$27,011

The notes on pages 44 through 53 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Statements of Retained Earnings - (Unaudited)
Nine Months Ended September 30	2002	2001
(Thousands)
Balance, Beginning of Period	$174,054	$166,184
Add net income	21,006	60,739
	195,060	226,923
Deduct Dividends on Capital Stock
Preferred	2,775	2,775
Common	66,154	46,648
	68,929	49,423
Adjustment	-	190
Balance, End of Period	$126,131	$177,690

The notes on pages 44 through 53 are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Rochester Gas and Electric Corporation

(a) Liquidity and Capital Resources

Energy East Corporation and RGS Energy Merger

See Energy East Corporation's Item 2(a), Energy East Corporation and RGS Energy Merger, for the discussion of this item.

Restructuring Initiative

See Energy East Corporation's Item 2(a), Restructuring Initiative, for the discussion of this item.

Electric Delivery Business

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Transmission Planning and Expansion: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

RG&E 2002 Electric and Gas Rate Proceeding: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Ginna Station: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Ginna Relicensing: See Energy East Corporation's Item 2(a), Electric Delivery Business, for the discussion of this item.

Natural Gas Delivery Business

RG&E Gas Supply Management Agreement: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for the discussion of this item.

NYPSC Collaborative on End State of Energy Competition: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for the discussion of this item.

Other Matters

Statement 143: In June 2001 the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability. Statement 143 is effective for fiscal years beginning

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

after June 15, 2002. RG&E is currently in the process of measuring any asset retirement obligations. The adoption of Statement 143 is not expected to have a material effect on RG&E's results of operations.

Statement 146: See Energy East Corporation's Item 2(a), Other Matters, for the discussion of this item.

Investing and Financing Activities

Investing Activities: Capital spending for the nine months ended September 30, 2002, was $97 million. Capital spending is projected to be $125 million in 2002 and is expected to be paid for with internally generated funds and long-term financing (see Financing Activities). Capital spending will be primarily for necessary improvements to existing facilities, the extension of energy delivery service and compliance with environmental requirements.

(See Energy East Corporation's Item 2(a), Investing Activities.) RG&E's pension plans generated $23 million in pre-tax pension income in 2001 (net of amounts capitalized). Through the first nine months of 2002 the plans generated $16 million in pre-tax pension income (net of amounts capitalized), $1 million less than the first nine months of 2001.

Financing Activities: On June 20, 2002, RG&E issued $125 million of 6.65% Series UU First Mortgage Bonds, due June 2032, the proceeds of which were used to repay short-term debt, for additional capital expenditures and for general corporate purposes.

(b) Results of Operations
Three months ended September 30 (Thousands)	2002	2001	Change
Operating Revenues	$231,368	$228,840	1%
Operating Income	$35,422	$10,787	228%
Earnings Available for Common Stock	$16,362	$5,411	202%

Earnings for the third quarter increased $11 million primarily due to increased electric retail deliveries of $6 million due to warmer summer weather and a $4 million reduction because of merger costs incurred in the prior year quarter.
Nine months ended September 30 (Thousands)	2002	2001	Change
Operating Revenues	$728,466	$785,423	(7%)
Operating Income	$77,799	$138,994	(44%)
Earnings Available for Common Stock	$18,231	$57,964	(69%)

Earnings for the nine months ended September 30, 2002 decreased $40 million primarily due to lower wholesale electric revenues of $18 million largely due to lower wholesale market prices, an electric price reduction, effective July 1, 2001, that decreased earnings $8 million, a $9 million writedown of software development costs that management determined to have no future economic value, and higher replacement power costs of $7 million due to a scheduled refueling outage at the Ginna nuclear plant. There was no refueling outage in 2001.

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

Operating Results for the Electric Delivery Business
Three months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	2,031	1,875	8%
Operating Revenues	$198,429	$194,201	2%
Operating Expenses	$158,095	$175,924	(10%)
Operating Income	$40,334	$18,277	121%

The $4 million increase in operating revenues for the quarter is primarily due to increased retail deliveries of $10 million due to warmer summer weather partially offset by lower wholesale revenues of $5 million primarily due to lower market prices.

Operating expenses decreased $18 million for the quarter primarily due to a $20 million decrease in accelerated amortization associated with a NMP2 regulatory asset, lower nonfuel operating expenses of $5 million associated with the sale of RG&E's interest in NMP2 in November 2001, and lower operating expenses of $3 million associated with the establishment of a regulatory asset related to RG&E's property tax sharing mechanisms and $2 million due to the elimination of certain regulatory asset amortizations effective July 1, 2002. Those decreases were partially offset by higher purchased power costs of $13 million.
Nine months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Megawatt-hours	5,468	5,243	4%
Operating Revenues	$534,986	$559,819	(4%)
Operating Expenses	$471,598	$439,138	7%
Operating Income	$63,388	$120,681	(47%)

The $25 million decrease in operating revenues for the nine months is primarily due to lower wholesale revenues of $28 million largely due to lower market prices and a price reduction, effective July 1, 2001, that reduced revenues $12 million. Those decreases are partially offset by increased retail deliveries of $15 million primarily due to warmer summer weather.

The $32 million increase in operating expenses is primarily due to higher purchased power costs of $44 million as a result of electricity now being purchased instead of generated due to the sale of NMP2 in November 2001 and replacement power that was needed during the scheduled refueling of the Ginna nuclear plant earlier this year. There was no refueling outage in 2001. A $10 million writedown of software development costs that management determined to have no future economic value also contributed to the increase. Those increases were partially offset by a $20 million decrease in accelerated amortization associated with a NMP2 regulatory asset and a $13 million decrease in other operating expenses due to the sale of NMP2.

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

Operating Results for the Natural Gas Delivery Business
Three months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	5,067	5,109	(1%)
Operating Revenues	$32,939	$34,639	(5%)
Operating Expenses	$37,851	$42,129	(10%)
Operating (Loss)	$(4,912)	$(7,490)	34%

Operating revenues decreased $2 million for the quarter primarily due to a $1 million decrease because of lower market prices of gas that are passed on to customers and lower retail deliveries because of warmer weather of $1 million.

Operating expenses decreased $4 million for the quarter primarily due to a $5 million decrease in the cost of purchased natural gas.
Nine months ended September 30 (Thousands)	2002	2001	Change
Retail Deliveries - Dekatherms	34,957	35,292	(1%)
Operating Revenues	$193,480	$225,604	(14%)
Operating Expenses	$179,069	$207,291	(14%)
Operating Income	$14,411	$18,313	(21%)

The $32 million decrease in operating revenues for the nine months is primarily due to a $29 million decrease because of lower market prices of gas that are passed on to customers and lower retail deliveries because of warmer weather of $3 million.

Operating expenses decreased $28 million primarily due to a decrease in the cost of purchased natural gas of $32 million mainly due to lower natural gas prices, which was partially offset by a $4 million writedown of software development costs that management determined to have no future economic value.

Item 1.  Financial Statements

Notes to Financial Statements
for
Energy East Corporation
Central Maine Power Company
New York State Electric & Gas Corporation
Rochester Gas and Electric Corporation

Notes to Financial Statements of Registrants:
Registrant	Applicable Notes
Energy East	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12
CMP	1, 2, 3, 4, 7, 8, 10, 11, 12
NYSEG	1, 2, 3, 4, 5, 7, 8, 10, 11, 12
RG&E	1, 2, 3, 4, 5, 7, 8, 10, 11, 12, 13

Note 1. Unaudited Financial Statements

The accompanying unaudited financial statements reflect all adjustments which are necessary, in the opinion of the management of the registrants, for a fair presentation of the interim results. All such adjustments are of a normal, recurring nature.

Energy East's financial statements and CMP's financial statements consolidate their majority-owned subsidiaries after eliminating all intercompany transactions.

The accompanying unaudited financial statements for each registrant should be read in conjunction with the financial statements and notes contained in the report on Form 10-K filed by each registrant for the year ended December 31, 2001. Due to the seasonal nature of the registrants' operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. Subsequent Event - Restructuring Initiative

The company announced on October 24, 2002, a voluntary early retirement program for salaried employees of its six operating utilities. Approximately 550 employees are eligible for the program, including about 220 from NYSEG, 190 from RG&E, 60 from CMP, and a total of about 80 from Berkshire Gas, CNG and SCG. The savings from this initiative are essential for the company to meet the rate reduction or efficiency targets imputed in utility rates by regulators, as well as to meet the expectations of customers and investors.

In addition to the voluntary early retirement program, an involuntary severance program will be utilized by the operating companies after they determine the additional positions that must be eliminated to achieve optimum organizational efficiency and effectiveness. The employees affected by the involuntary program will be notified in the first quarter of 2003. Energy East expects to incur a one-time restructuring charge of between $50-$100 million in the fourth quarter of 2002, including $5-$10 million for CMP, $20-$35 million for NYSEG, $25-$45 million for RG&E and the remainder for Berkshire Gas, CNG and SCG. All or a portion of NYSEG's and RG&E's restructuring costs may be deferred in accordance with the NYPSC order approving the RGS Energy merger.

Note 3. Accounts Receivable

Accounts receivable on the balance sheets for the companies include unbilled revenues as follows: Energy East - consolidated unbilled revenues of $135 million at September 30, 2002, and $143 million at December 31, 2001; CMP - consolidated unbilled revenues of $26 million at September 30, 2002, and $32 million at December 31, 2001; NYSEG - unbilled revenues of $49 million at September 30, 2002, and $74 million at December 31, 2001; RG&E - unbilled revenues of $34 million at September 30, 2002, and $51 million at December 31, 2001.

Note 4. Supplemental Disclosure of Cash Flows Information
	2002	2001
(Thousands)
Cash paid during the nine months ended September 30:
Interest, net of amounts capitalized Energy East CMP NYSEG RG&E	$138,577 $21,523 $60,927 $35,793	$139,871 $20,277 $64,313 $42,500
Income taxes, net of benefits received Energy East CMP NYSEG RG&E	$20,744 $(6,405) $44,113 $39,947	$87,690 $11,427 $64,112 $47,818
RG&E's dividend declared to pay off net intercompany accounts receivable/payable	$26,586	-
Energy East's Acquisition of RGS Energy:
Fair value of assets acquired	$3,264,093	-
Liabilities assumed	(1,826,528)	-
Preferred stock of subsidiary	(72,000)	-
Common stock issued	(612,082)	-
Cash acquired	(72,086)	-
Net cash paid for acquisition	$681,397	-

Note 5. Acquisition of RGS Energy Group

On June 28, 2002, the company acquired all of the outstanding common stock of RGS Energy Group, Inc. for a combination of cash and Energy East common stock. The company's consolidated balance sheet included RGS Energy's consolidated balance sheet at June 30, 2002. The company's consolidated statements of income and cash flows include RGS Energy's results of operations beginning with July 2002. RGS Energy, through its regulated subsidiary Rochester Gas and Electric Corporation, engages in generating, purchasing, and delivering electricity and purchasing and delivering natural gas in an area centered around the city of Rochester, New York. Through its unregulated subsidiary, Energetix, Inc., RGS Energy engages in retail electric, natural gas and liquid fuel businesses throughout upstate New York. In connection with Energy East's merger with RGS Energy, NYSEG became a wholly-owned subsidiary of RGS Energy.

The company's merger with RGS Energy results in the company serving over half of upstate New York. The company believes that the complementary operations of its companies and their common vision for upstate New York will lead to attractive returns for its shareholders and a stable energy supply and excellent service for its customers. The company expects that annual cost savings for anticipated synergies resulting from joint management of procurement, information technology and other administrative and general areas can be obtained to the benefit of both customers and investors.

Under the merger agreement 45% of the RGS Energy common stock (15.6 million shares) was converted into 27.5 million shares of Energy East common stock valued at $612 million. The value of the shares issued was determined based on the market price of Energy East's stock at the end of the day on June 27, 2002. The remaining 55% of the RGS Energy common stock was exchanged for $753 million in cash ($39.50 per RGS Energy share). The purchase price was about $1.4 billion, which includes $11 million of merger-related costs.

The following table summarizes the components of the purchase price and preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. RGS Energy did not push goodwill down to its subsidiaries. As of June 30, 2002, $29 million was allocated to intangible assets based on a preliminary appraisal. The allocation of the purchase price will be adjusted when final appraisals are received, RG&E's electric and gas rate cases are finalized and actual amounts for estimated liabilities become known.
Calculation of purchase price for assets acquired
(Thousands)
Cash paid for stock purchased	$753,483
Stock issued	612,082
Merger-related fees and expenses	11,000
Total purchase price for common equity	1,376,565
Plus fair market value of liabilities and preferred stock assumed
Current and other liabilities	883,502
Long-term debt	932,026
Preferred stock	72,000
Total liabilities and preferred stock	1,887,528
Total purchase price for assets acquired	$3,264,093
Allocation of purchase price for assets acquired
Property, plant and equipment	$1,203,282
Goodwill	633,736
All other assets, including working capital and intangibles	1,427,075
Total	$3,264,093

The following pro forma information for the company for the nine months ended September 30, 2002 and for the three months and nine months ended September 30, 2001, which is based on unaudited data, gives effect to the company's merger with RGS Energy as if it had been completed at the beginning of each period presented. This information does not reflect future revenues or cost savings that may result from the merger and is not indicative of actual results of operations had the merger occurred at the beginning of the periods presented or of results that may occur in the future.
	Three Months		Nine Months
Periods ended September 30	2002	2001	2002	2001
(Thousands, except per share amounts)
Operating revenues	$1,016,189	$1,124,612	$3,449,661	$4,100,977
Net income (loss)	$23,742	$(15,248)	$149,402	$186,389
Earnings per share of common stock	$.16	$(.11)	$1.03	$1.29

Pro forma adjustments reflected in the amounts presented above include: (1) adjusting RGS Energy's nonutility assets to fair value based on an independent appraisal, (2) adjusting depreciation and amortization of assets to the accounting base recognized in recording the combination, (3) elimination of amortization of goodwill, (4) amortization of other intangible assets with finite lives, (5) elimination of merger costs, (6) additional interest expense and preferred stock dividends due to the issuance of merger-related debt and securities, (7) adjustments for estimated tax effects of the above adjustments and (8) additional common shares issued in connection with the merger. The pro forma results include losses of two cents per share on the sale of Berkshire Service Solutions in the third quarter of 2002 and eight cents per share from NYSEG's early retirement of debt during the nine months ended September 30, 2002, and losses from the writedown of CMP Group's investment in NEON Communications of six cents per share during the nine months ended September 30, 2002, and 39 cents per share during the nine months ended September 30, 2001. The pro forma results of operations for the nine months ended September 30, 2002, include the results of operations of RGS Energy for the six months ended June 30, 2002, as follows: Operating revenues - $681,571; Operating expenses - $615,851, Operating income - $65,720; Income before income taxes - $36,850; and Net income - $15,550.

Note 6. Basic and Diluted Earnings per Share

Basic earnings per share (EPS) is determined by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The weighted-average common shares outstanding for diluted EPS include the incremental effect of stock options issued and exclude stock options issued in tandem with stock appreciation rights (SARs). All stock options are issued in tandem with SARs and, historically, substantially all stock option plan participants have exercised the SARs instead of the stock options. The numerator used in calculating both basic and diluted EPS for each period is the reported net income. The reconciliation of basic and diluted EPS for each period follows:
	Three Months		Nine Months
Periods Ended September 30	2002	2001	2002	2001
(Thousands)
Numerator
Net Income (Loss)	$23,742	$(21,057)	$134,634	$121,118
Denominator
Basic average common shares outstanding	144,621	116,436	126,489	116,737
Potentially dilutive common shares	391	298	368	170
Options issued with SARs	(391)	(298)	(368)	(170)
Dilutive average common shares	144,621	116,436	126,489	116,737
EPS - basic	$.16	$(.18)	$1.06	$1.04
EPS - diluted	$.16	$(.18)	$1.06	$1.04

Options to purchase shares of common stock are excluded from the determination of EPS when the exercise price of an option is greater than the average market price of a common share during the period. Shares excluded from the EPS calculation for the periods ended September 30 were: for the quarter, 2.1 million in 2002 and 1.9 million in 2001; and for the nine months, 2.1 million in 2002 and 2.4 million in 2001.

Note 7. Other (Income) and Other Deductions
	Three Months		Nine Months
Periods Ended September 30	2002	2001	2002	2001
(Thousands)
Energy East
Interest income	$(3,698)	$(4,583)	$(11,611)	$(10,231)
Non-cash return	(2,316)	(538)	(4,433)	(1,516)
Allowance for Funds Used During Construction	(1,083)	(183)	(1,222)	(461)
Gains from the sale of nonutility property	(7)	(417)	(219)	(3,350)
Earnings from equity investments	(1,196)	(1,087)	(3,607)	(5,840)
Miscellaneous	(1,371)	(3,163)	(1,710)	(3,823)
Other (income)	$(9,671)	$(9,971)	$(22,802)	$(25,221)
NYSEG early retirement of debt	-	-	$16,145	-
Fees on sale of accounts receivable	-	$48	-	$2,494
Miscellaneous	$4,631	5,076	9,655	8,785
Other deductions	$4,631	$5,124	$25,800	$11,279
CMP
Interest income	$(461)	$(376)	$(883)	$(1,506)
Earnings from equity investments	(702)	(645)	(1,903)	(1,906)
Miscellaneous	(159)	(797)	(1,029)	(1,970)
Other (income)	$(1,322)	$(1,818)	$(3,815)	$(5,382)
Miscellaneous	$301	$1,661	$944	$3,142
Other deductions	$301	$1,661	$944	$3,142
NYSEG
Interest income	$(765)	$(1,355)	$(4,052)	$(2,582)
Dividend income	-	(1,844)	-	(1,844)
Miscellaneous	(1,039)	(3,986)	(317)	(4,764)
Other (income)	$(1,804)	$(7,185)	$(4,369)	$(9,190)
Early retirement of debt	-	-	$16,145	-
Fees on sale of accounts receivable	-	$48	-	$2,494
Miscellaneous	$3,142	729	4,248	1,754
Other deductions	$3,142	$777	$20,393	$4,248
RG&E
Interest income	$(1,192)	$(1,087)	$(3,841)	$(3,003)
Non-cash return	(2,159)	(2,183)	(6,495)	(6,567)
Miscellaneous	(2,239)	(240)	(3,075)	(747)
Other (income)	$(5,590)	$(3,510)	$(13,411)	$(10,317)
Merger costs	$221	$5,314	$4,314	$13,393
Miscellaneous	97	510	1,840	4,090
Other deductions	$318	$5,824	$6,154	$17,483

Note 8. Goodwill and Other Intangible Assets

Effective January 1, 2002, Energy East, CMP and NYSEG adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As required by Statement 142 the companies are no longer amortizing goodwill and are not amortizing intangible assets with indefinite lives (unamortized intangible assets). Both goodwill and unamortized intangible assets are tested at least annually for impairment. Intangible assets with finite lives are amortized (amortized intangible assets) and are reviewed for impairment. RG&E has no goodwill.

The companies determined that there was no impairment of goodwill for Energy East, CMP or NYSEG as of January 1, 2002. There was no reclassification of goodwill to intangible assets and no reclassification of intangible assets to goodwill as of January 1, 2002. Annual impairment testing was also completed for Energy East, CMP and NYSEG and it was determined that there was no impairment of goodwill or unamortized intangible assets for any of those three companies at September 30, 2002.

The carrying amount of goodwill on the companies' balance sheets, by operating segment, as of September 30, 2002, is:
(Thousands)	Electric Delivery	Natural Gas Delivery	Other	Total
Energy East	$825,109	$665,467	$28,995	$1,519,571
CMP	$325,174	-	-	$325,174
NYSEG	-	$11,199	-	$11,199

Other Intangible Assets: At September 30, 2002, Energy East's unamortized intangible assets primarily consisted of trade names and had a carrying amount of $13.1 million. At December 31, 2001, unamortized intangible assets primarily consisted of organization costs and franchises and consents and had a carrying amount of $1.5 million. At September 30, 2002, amortized intangible assets primarily consisted of customer lists and investments in pipelines and had a gross carrying amount of $50 million. At December 31, 2001, amortized intangible assets primarily consisted of investments in pipelines and had a gross carrying amount of $25.8 million. The accumulated amortization was $14.3 million at September 30, 2002, and $5.5 million at December 31, 2001.

CMP's amortized intangible assets primarily consist of technology rights, and had a gross carrying amount and accumulated amortization of less than $0.3 million at September 30, 2002, and December 31, 2001.

NYSEG's unamortized intangible assets primarily consist of franchises and consents, and had a carrying amount of $0.9 million at September 30, 2002, and December 31, 2001. NYSEG's amortized intangible assets consist of hydroelectric licenses, and had a gross carrying amount of $1.5 million and accumulated amortization of $0.9 million at September 30, 2002, and December 31, 2001.

RG&E's amortized intangible assets consist of water rights, and had a gross carrying amount of $3.1 million and accumulated amortization of about $2 million at September 30, 2002, and December 31, 2001.

Estimated intangible assets amortization expense for each of the next five years ending December 31 is:
(Thousands)	2003	2004	2005	2006	2007
Energy East	$4,617	$4,540	$3,767	$2,980	$2,922
CMP	$9	$9	$9	$9	$9
NYSEG	$48	$48	$48	$31	$31

Transitional Information: Results of operations information for Energy East, CMP and NYSEG as though goodwill had been accounted for under Statement 142 for all periods presented is:
Periods Ended Sept. 30	Reported net income (loss)	Add back: Goodwill amortization	Adjusted net income (loss)	Reported basic and diluted earnings per share	Add back: Goodwill amortization	Adjusted basic and diluted earnings per share
(Thousands, except per share data)
Three months
Energy East 2002 2001	$23,742 $(21,057)	- $6,145	$23,742 $(14,912)	$.16 $(.18)	- $.05	$.16 $.(13)
CMP 2002 2001	$11,372 $11,275	- $2,145	$11,372 $13,420
NYSEG 2002 2001	$23,296 $32,107	- $96	$23,296 $32,203
Nine months
Energy East 2002 2001	$134,634 $121,118	- $18,475	$134,634 $139,593	$1.06 $1.04	- $.16	$1.06 $1.20
CMP 2002 2001	$39,947 $37,295	- $6,453	$39,947 $43,748
NYSEG 2002 2001	$106,061 $144,923	- $288	$106,061 $145,211
12 Months Ended Dec. 31
Energy East 2001 2000 1999	$187,607 $235,034 $218,751	$25,387 $18,486 $2,487	$212,994 $253,520 $221,238	$1.61 $2.06 $1.88	$.22 $.16 $.02	$1.83 $2.22 $1.90
CMP 2001 2000 1999	$54,440 $53,529 $68,740	$8,575 $2,949 -	$63,015 $56,478 $68,740
NYSEG 2001 2000 1999	$194,807 $219,595 $206,134	$383 $383 $383	$195,190 $219,978 $206,517

Note 9. Fair Value of Financial Instruments

The company evaluated the carrying value of CMP Group's investment in NEON Communications, Inc. because there had been a significant decline in the market value of NEON common shares prior to the writedown. That decline was consistent with the market performance of telecommunications businesses as a whole. A decline was determined to be other than temporary during the third quarter of 2001 and the investment was written down to its fair market value at September 30, 2001. That writedown totaled $46 million after taxes, or 39 cents per share.

During the first quarter of 2002 the company determined that an additional decline in NEON's market value was other than temporary and wrote down the cost basis of the investment in NEON to $2 million, based on the closing market price of NEON common shares on March 31, 2002. The writedown, which totaled $6 million after taxes, or five cents per share, was reflected in the company's earnings for the first quarter of 2002. In the second quarter of 2002, the NEON common shares were delisted from NASDAQ and NEON filed a reorganization plan under the U.S. Bankruptcy Code. The company wrote off its remaining $2 million investment, and the writedown of $1.2 million after taxes, or one cent per share, was reflected in the company's earnings for the second quarter of 2002.

The investment in NEON was classified as available-for-sale, accounted for by the cost method and carried at its fair value, with changes in fair value recognized in other comprehensive income. No income or loss related to the investment in NEON was included in the company's operating income in earlier periods.

Note 10. Segment Information

Energy East's electric delivery business consists of its regulated transmission, distribution and generation operations in Maine and New York; and its natural gas delivery business consists of its regulated transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts. Other includes: the company's corporate assets, interest income, interest expense and operating expenses; intersegment eliminations; and nonutility businesses.

CMP's electric delivery business, which it conducts in the State of Maine, consists of its regulated transmission and distribution operations. Other consists of CMP's corporate assets.

NYSEG's electric delivery business consists of its regulated transmission, distribution and generation operations. Its natural gas delivery business consists of its regulated transportation, storage and distribution operations. NYSEG operates in the State of New York. Other consists of NYSEG's corporate assets.

RG&E's electric delivery business consists of its regulated transmission, distribution and generation operations. Its natural gas delivery business consists of its regulated transportation, storage and distribution operations. RG&E operates in the State of New York. Other consists of RG&E's corporate assets.

Selected information for Energy East's, CMP's, NYSEG's and RG&E's business segments is:
	Electric Delivery	Natural Gas Delivery	Other	Total
(Thousands)
Three Months Ended
Sept. 30, 2002
Operating Revenues Energy East CMP NYSEG RG&E	$741,338 $153,663 $389,216 $198,429	$132,983 - $35,675 $32,939	$141,868 - - -	$1,016,189 $153,663 $424,891 $231,368
Net Income (Loss) Energy East CMP NYSEG RG&E	$50,136 $11,372 $29,401 $21,605	$(20,544) - $(6,105) $(4,318)	$(5,850) - - -	$23,742 $11,372 $23,296 $17,287
Sept. 30, 2001
Operating Revenues Energy East CMP NYSEG RG&E	$623,997 $200,229 $423,676 $194,201	$113,356 - $36,318 $34,639	$61,495 - - -	$798,848 $200,229 $459,994 $228,840
Net Income (Loss) Energy East CMP NYSEG RG&E	$45,381 $11,275 $39,213 $12,014	$(18,005) - $(7,106) $(5,678)	$(48,433) - - -	$(21,057) $11,275 $32,107 $6,336
Nine Months Ended
Sept. 30, 2002
Operating Revenues Energy East CMP NYSEG RG&E	$1,876,742 $493,485 $1,184,687 $534,986	$643,038 - $222,902 $193,480	$239,861 - - -	$2,759,641 $493,485 $1,407,589 $728,466
Net Income (Loss) Energy East CMP NYSEG RG&E	$144,732 $39,947 $104,211 $18,218	$18,601 - $1,850 $2,788	$(28,699) - - -	$134,634 $39,947 $106,061 $21,006
Sept. 30, 2001
Operating Revenues Energy East CMP NYSEG RG&E	$1,904,785 $622,861 $1,281,658 $559,819	$808,179 - $259,337 $225,604	$206,033 - - -	$2,918,997 $622,861 $1,540,995 $785,423
Net Income (Loss) Energy East CMP NYSEG RG&E	$168,720 $37,295 $148,920 $56,148	$8,292 - $(3,997) $4,591	$(55,894) - - -	$121,118 $37,295 $144,923 $60,739

- continued	Electric Delivery	Natural Gas Delivery	Other	Total
(Thousands)
Total Assets
Sept. 30, 2002 Energy East CMP NYSEG RG&E	$6,405,772 $1,734,510 $2,152,443 $1,862,266	$3,011,080 - $701,596 $471,741	$626,048 $8,824 $94,905 $77,845	$10,042,900 $1,743,334 $2,948,944 $2,411,852
December 31, 2001 Energy East CMP NYSEG RG&E	$4,175,280 $1,857,157 $2,250,852 $1,853,846	$2,467,647 - $697,280 $479,311	$626,305 $8,643 $66,291 $131,504	$7,269,232 $1,865,800 $3,014,423 $2,464,661

Note 11. Reclassifications

Certain amounts have been reclassified on the unaudited financial statements to conform with the 2002 presentation.

Note 12. Statement 146

In June 2002 the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at a plan or commitment date for the exit or disposal activity. It establishes fair value as the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities initiated after December 31, 2002. The company and its subsidiaries are evaluating the effect that adopting Statement 146 may have on their results of operations or financial position.

Note 13. Statement 143

In June 2001 the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability. Statement 143 is effective for fiscal years beginning after June 15, 2002. RG&E is currently in the process of measuring any asset retirement obligations. The adoption of Statement 143 is not expected to have a material effect on RG&E's results of operations.

Forward-looking Statements

This Form 10-Q contains certain forward-looking statements that are based upon management's current expectations and information that is currently available. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. Whenever used in this report, the words "estimate," "expect," "believe," or similar expressions are intended to identify such forward-looking statements.

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that involve risks and uncertainties and that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; the companies' ability to compete in the rapidly changing and increasingly competitive electricity and natural gas utility markets; regulatory uncertainty in a politically-charged environment of changing energy prices; the operation of the New York Independent System Operator and ISO New England, Inc.; the operation of a RTO; the ability to control NUG and other costs; changes in fuel supply or cost and the success of strategies to satisfy power requirements now that most coal-fired generation assets have been sold; the company's ability to expand its products and services, including its energy infrastructure in the Northeast; the company's ability to integrate the operations of Connecticut Energy Corporation, CMP Group, CTG Resources, Inc., Berkshire Energy Resources and RGS Energy with its operations; market risk; the ability to obtain adequate and timely rate relief; nuclear, terrorist or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which the companies are doing business; weather variations affecting customer energy usage; authoritative accounting guidance; and other considerations that may be disclosed from time to time in the companies' publicly disseminated documents and filings. The companies undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
(See reports on Form 10-K for Energy East, CMP, NYSEG and RG&E for fiscal year ended December 31, 2001, Item 7A - Quantitative and Qualitative Disclosures About Market Risk.)

Commodity Price Risk: NYSEG uses natural gas futures and options contracts to manage fluctuations in natural gas commodity prices. RG&E also uses natural gas futures to manage fluctuations in natural gas commodity prices. The cost or benefit of natural gas futures and options contracts is included in the commodity cost when the related sales commitments are fulfilled. NYSEG has filed for a gas adjustment clause for residential customers that would become effective in October 2002. (See Item 2(a) - Liquidity and Capital Resources, NYSEG Natural Gas Rate Filings.)

NYSEG and RG&E use electricity contracts and contracts for differences, which are financial contracts with features similar to commodity swap agreements, to manage against fluctuations in the cost of electricity. The cost or benefit of those contracts is included in the amount expensed for electricity purchased when the electricity is sold.

NYSEG's electric rate settlement agreement offers retail customers choice in their electricity supply including a variable rate option, an option to purchase electricity supply from an alternative energy company, and a bundled rate option. NYSEG's exposure to fluctuations in the market price of electricity is limited to the load required to serve those customers who select the bundled rate option, which combines delivery and supply service at a fixed price. For calendar years 2003 and 2004 the supply component is based on average electricity prices during September 2002 plus a 35% margin to cover the costs and risk that NYSEG is assuming by providing a bundled rate option to retail customers. NYSEG is actively hedging the load required to serve customers who select the bundled rate option, and intends to fully hedge its expected load by the end of 2002, which coincides with the end of the customer choice period.

NYSEG's electric rate settlement provides for a reconciliation and true-up of certain actual power supply costs during 2002; therefore, the supply cost risk for 2002 is substantially eliminated. (See report on Form 10-K for Energy East and NYSEG for fiscal year ended December 31, 2001, Item 7 - Liquidity and Capital Resources, NYSEG Electric Rate Settlement.)

RG&E faces commodity price risk that relates to market fluctuations in the price of natural gas and electricity. Under its electric settlement, RG&E's electric rates were capped at specified levels through June 30, 2002. Owned electric generation and long-term supply contracts significantly reduce RG&E's exposure to market fluctuations for procurement of its electric supply. RG&E has filed a request with the NYPSC for new electric rates commencing in January 2003. The rate request proposes offering electric customers a choice between one-year fixed price and monthly variable price offerings. Both pricing options will further reduce RG&E's exposure to market price fluctuations in the electric wholesale market. The NYPSC has not ruled on the rate request, therefore, RG&E's current fixed electric rates will likely remain in effect until a new rate order is issued by the NYPSC. A new rate order is expected to be issued in February 2003, for electric rates retroactive to January 2003. (See Item 2(a) - Liquidity and Capital Resources, RG&E 2002 Electric and Gas Rate Proposal.)

While owned generation provides RG&E with a natural hedge against electric price risk, it also subjects it to operating risk. Operating risk is managed through a combination of strict operating and maintenance practices and the use of generation insurance and derivative contracts. In the event RG&E's generation assets fail to perform as planned, generation insurance reduces RG&E's exposure to electric price spikes.

The broad and continued decline in credit quality across the energy supply and marketing industries combined with the withdrawal of many entities from energy trading operations , including RG&E's generation insurer, could limit the company's ability to purchase electricity and place financial hedges with counterparties that meet its credit requirements. While the company has been successful in implementing its hedging strategies by finding credit-worthy counterparties or requiring adequate financial assurances, continued contraction and credit deterioration across the energy supply and marketing industries may adversely affect the company's ability to effectively implement its hedging strategies going forward.

Item 4.  Controls and Procedures

The principal executive officers and principal financial officers of Energy East, CMP, NYSEG and RG&E evaluated the effectiveness of their respective company's disclosure controls and procedures as of a date within 90 days of filing this report. "Disclosure controls and procedures" are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that their respective company's disclosure controls and procedures are effective.

Energy East, CMP, NYSEG and RG&E each maintain a system of internal controls designed to provide reasonable assurance to its management and board of directors regarding the preparation of reliable published financial statements and the safeguarding of assets against loss or unauthorized use. Each company's system of internal controls contains self-monitoring mechanisms and actions are taken to correct deficiencies as they are identified. There were no significant changes in the companies' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None.

(b)  The following report on Form 8-K was filed during the quarter:

Energy East filed a Form 8-K dated August 7, 2002, to report certain information under Item 9, "Regulation FD Disclosure."

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	ENERGY EAST CORPORATION (Registrant) By /s/Robert E. Rude Robert E. Rude Vice President and Controller (Principal Accounting Officer)
Date: November 12, 2002	CENTRAL MAINE POWER COMPANY (Registrant) By /s/Curtis I. Call Curtis I. Call Vice President, Controller & Treasurer (Principal Financial Officer)
Date: November 12, 2002	NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant) By /s/Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 12, 2002	ROCHESTER GAS AND ELECTRIC CORPORATION (Registrant) By /s/Mark Keogh Mark Keogh Vice President, Treasurer & Secretary (Principal Financial Officer)

Certifications

I, Wesley W. von Schack, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Energy East Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/Wesley W. von Schack Wesley W. von Schack Chairman, President & Chief Executive Officer

Certifications (Cont'd)

I, Kenneth M. Jasinski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Energy East Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/Kenneth M. Jasinski Kenneth M. Jasinski Executive Vice President and Chief Financial Officer

Certifications (Cont'd)

I, Sara J. Burns, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central Maine Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/Sara J. Burns Sara J. Burns President

Certifications (Cont'd)

I, Curtis I. Call, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central Maine Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/Curtis I. Call Curtis I. Call Vice President, Controller & Treasurer

Certifications (Cont'd)

I, Ralph R. Tedesco, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New York State Electric & Gas Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/Ralph R. Tedesco Ralph R. Tedesco President

Certifications (Cont'd)

I, Sherwood J. Rafferty, certify that:

1. I have reviewed this quarterly report on Form 10-Q of New York State Electric & Gas Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/Sherwood J. Rafferty Sherwood J. Rafferty Senior Vice President and Chief Financial Officer

Certifications (Cont'd)

I, Paul C. Wilkens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rochester Gas and Electric Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/Paul C. Wilkens Paul C. Wilkens President

Certifications (Cont'd)

I, Mark Keogh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rochester Gas and Electric Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/Mark Keogh Mark Keogh Vice President, Treasurer & Secretary