Form 10-Q
period 2003-03-31
ROCHESTER GAS & ELECTRIC CORP; CENTRAL MAINE POWER CO; ENERGY EAST CORP; NEW YORK STATE ELECTRIC & GAS CORP
filed 2003-05-08
CIK 84557, 18675, 1046861, 71675

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended  March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Registrant
Energy East Corporation	Yes X	No
Central Maine Power Company	Yes	No X
New York State Electric & Gas Corporation	Yes	No X
Rochester Gas and Electric Corporation	Yes	No X

As of April 30, 2003, shares of common stock outstanding for each registrant were:
Registrant	Description	Shares
Energy East Corporation	Par value $.01 per share	145,507,319
Central Maine Power Company	Par value $5 per share	31,211,471 (1)
New York State Electric & Gas Corporation	Par value $6.66 2/3 per share	64,508,477 (2)
Rochester Gas and Electric Corporation	Par value $5 per share	34,506,513 (2)

(1) All shares are owned by CMP Group, Inc., a wholly-owned subsidiary of Energy East Corporation.
(2) All shares are owned by RGS Energy Group, Inc. a wholly-owned subsidiary of Energy East Corporation.

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

1 2 4 5 5 6 12

Central Maine Power Company
  Consolidated Statements of Income
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
  Consolidated Statements of Retained Earnings
  Consolidated Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

15 16 18 19 19 20 21

New York State Electric & Gas Corporation
  Balance Sheets
  Statements of Income
  Statements of Cash Flows
  Statements of Retained Earnings
  Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

22 24 25 26 26 27 28

Rochester Gas and Electric Corporation
  Balance Sheets
  Statements of Income
  Statements of Cash Flows
  Statements of Retained Earnings
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

30 32 33 34 35 36

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Energy East Corporation
Consolidated Statements of Income - (Unaudited)
Three months ended March 31	2003	2002

(Thousands, except per share amounts)
Operating Revenues
Utility	$1,398,825	$976,008
Nonutility	240,521	52,570

Total Operating Revenues	1,639,346	1,028,578

Operating Expenses
Electricity purchased and fuel used in generation Utility	321,581	292,408
Nonutility	36,787	13,545
Natural gas purchased Utility	401,839	188,123
Nonutility	49,211	21,607
Gasoline, propane and oil purchased, nonutility	107,977	1,229
Other operating expenses Utility	185,737	124,605
Nonutility	24,594	16,618
Maintenance	47,310	34,825
Depreciation and amortization	77,911	46,143
Other taxes	86,085	50,606

Total Operating Expenses	1,339,032	789,709

Operating Income	300,314	238,869
Writedown of Investment	-	10,115
Other (Income)	(4,748)	(7,269)
Other Deductions	1,868	1,834
Interest Charges, Net	68,282	55,911
Preferred Stock Dividends of Subsidiaries	8,419	7,592

Income Before Income Taxes	226,493	170,686
Income Taxes	91,029	65,116

Net Income	$135,464	$105,570

Earnings Per Share, basic and diluted	$.93	$.90

Dividends Paid Per Share	$.25	$.24

Average Common Shares Outstanding, basic	145,096	116,720

Average Common Shares Outstanding, diluted	145,215	116,720

The notes on pages 38 through 44 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	March 31, 2003	Dec. 31, 2002

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$260,184	$250,490
Special deposits	98,964	47,643
Accounts receivable, net	917,541	737,876
Fuel, at average cost	40,103	117,678
Materials and supplies, at average cost	24,187	22,953
Accumulated deferred income tax benefits, net	16,286	8,697
Prepayments and other current assets	113,004	86,167

Total Current Assets	1,470,269	1,271,504

Utility Plant, at Original Cost
Electric	5,899,925	5,803,576
Natural gas	2,353,847	2,347,011
Common	359,404	360,776

	8,613,176	8,511,363
Less accumulated depreciation	3,732,386	3,877,164

Net Utility Plant in Service	4,880,790	4,634,199
Construction work in progress	180,268	179,557

Total Utility Plant	5,061,058	4,813,756

Other Property and Investments, Net	452,358	452,710

Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	447,168	524,679
Unfunded future income taxes	232,923	234,487
Unamortized loss on debt reacquisitions	44,280	45,353
Demand-side management program costs	7,225	8,394
Environmental remediation costs	105,684	106,262
Nonutility generator termination agreements	114,486	116,782
Other	487,683	361,960

Total regulatory assets	1,439,449	1,397,917

Other assets
Goodwill, net	1,542,637	1,518,173
Prepaid pension benefits	564,603	540,426
Other	291,204	262,401

Total other assets	2,398,444	2,321,000

Total Regulatory and Other Assets	3,837,893	3,718,917

Total Assets	$10,821,578	$10,256,887

The notes on pages 38 through 44 are an integral part of the financial statements.

Energy East Corporation
Consolidated Balance Sheets - (Unaudited)
	March 31, 2003	Dec. 31, 2002

(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$486,224	$545,404
Notes payable	281,200	322,200
Accounts payable and accrued liabilities	426,533	361,499
Interest accrued	69,834	44,310
Taxes accrued	98,620	30,036
Other	215,011	200,927

Total Current Liabilities	1,577,422	1,504,376

Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	195,632	203,926
Gain on sale of generation assets	144,071	152,648
Pension benefits	63,430	67,205
Other	118,906	104,937

Total regulatory liabilities	522,039	528,716

Other liabilities
Deferred income taxes	753,366	702,426
Nuclear plant obligations	288,897	314,013
Other postretirement benefits	396,002	391,049
Asset retirement obligation	420,927	-
Environmental remediation costs	127,968	133,933
Other	401,202	408,841

Total other liabilities	2,388,362	1,950,262

Total Regulatory and Other Liabilities	2,910,401	2,478,978

Long-term debt	3,291,808	3,351,959

Total Liabilities	7,779,631	7,335,313

Commitments	-	-

Preferred Stock of Subsidiaries
 Company-obligated mandatorily redeemable trust preferred
   securities of subsidiary holding solely parent debentures
 Redeemable solely at the option of subsidiaries
 Subject to mandatory redemption requirements

	345,000 91,009 25,000	345,000 90,962 25,000
Common Stock Equity Common stock	1,455	1,455
Capital in excess of par value	1,443,602	1,447,664
Retained earnings	1,160,647	1,061,428
Accumulated other comprehensive (loss)	(18,579)	(34,167)
Deferred compensation	(4,307)	-
Treasury stock, at cost	(1,880)	(15,768)

Total Common Stock Equity	2,580,938	2,460,612

Total Liabilities and Stockholders' Equity	$10,821,578	$10,256,887

The notes on pages 38 through 44 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Cash Flows - (Unaudited)

Three months ended March 31	2003	2002

(Thousands)
Operating Activities
Net income	$135,464	$105,570
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	104,548	49,537
Income taxes and investment tax credits deferred, net	28,460	2,796
Pension income	(11,632)	(17,548)
Writedown of investment	-	10,115
Changes in current operating assets and liabilities
Accounts receivable, net	(189,589)	(22,977)
Inventory	76,864	39,641
Prepayments and other current assets	(27,283)	(9,989)
Accounts payable and accrued liabilities	60,739	(34,913)
Interest accrued	25,519	21,813
Taxes accrued	70,198	80,115
Other current liabilities	16,308	(19,324)
Other assets	(946)	37,729
Other liabilities	23,606	70

Net Cash Provided by Operating Activities	312,256	242,635

Investing Activities
Utility plant additions	(48,259)	(32,524)
Other property and investments additions	(7,410)	(4,411)
Other property and investments sold	1,067	3,713
Special deposits	(52,403)	(345)
Other	(1,364)	159

Net Cash Used in Investing Activities	(108,369)	(33,408)

Financing Activities
Issuance of common stock	948	476
Repurchase of common stock	-	(1,749)
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(40,440)	(440)
Long-term note repayments	(1,907)	(1,371)
Notes payable three months or less, net	(37,000)	(81,683)
Notes payable repayments	(83,935)	(3,000)
Dividends on common stock	(31,859)	(24,650)

Net Cash Used in Financing Activities	(194,193)	(112,417)

Net Increase in Cash and Cash Equivalents	9,694	96,810
Cash and Cash Equivalents, Beginning of Period	250,490	437,014

Cash and Cash Equivalents, End of Period	$260,184	$533,824

The notes on pages 38 through 44 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Retained Earnings - (Unaudited)

Three months ended March 31	2003	2002

(Thousands)
Balance, Beginning of Period	$1,061,428	$998,281

Add net income	135,464	105,570

Deduct dividends on common stock	36,245	28,003

Balance, End of Period	$1,160,647	$1,075,848

The notes on pages 38 through 44 are an integral part of the financial statements.

Energy East Corporation
Consolidated Statements of Comprehensive Income - (Unaudited)

Three months ended March 31	2003	2002

(Thousands)
Net income	$135,464	$105,570
Other comprehensive income, net of tax
Net unrealized gains (losses) on investments, net of income tax (expense) benefit of $(252) for 2003 and $4,604 for 2002	386	(6,425)
Reclassification adjustment for losses included in net income, net of income tax benefit of $4,215 for 2002	-	5,900
Unrealized gains on derivatives qualified as hedges, net of income tax expense of $(18,753) for 2003 and $(13,535) for 2002	28,820	20,215
Reclassification adjustment for (gains) losses included in net income, net of income tax expense (benefit) of $9,031 for 2003 and $(6,493) for 2002	(13,618)	10,495

Net unrealized gains on derivatives qualified as hedges	15,202	30,710

Total other comprehensive income	15,588	30,185

Comprehensive Income	$151,052	$135,755

The notes on pages 38 through 44 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

(a) Liquidity and Capital Resources

Restructuring

In 2002 Energy East Corporation (Energy East or the company) initiated a corporate restructuring to achieve optimum organizational efficiency and effectiveness. The savings from that initiative are essential for the company to meet the rate reduction or efficiency targets imputed in utility rates by regulators, as well as to meet the expectations of customers and investors. In the fourth quarter of 2002 Energy East recorded $41 million of restructuring expenses related to its voluntary early retirement and involuntary severance programs at six of its operating companies. There was no change during the first quarter of 2003 in the related liability recorded. The voluntary early retirement resulted in a decline of 486 employees in the first quarter of 2003, including 34 from Central Maine Power Company (CMP), 210 from New York State Electric & Gas Corporation (NYSEG) and 176 from Rochester Gas and Electric Corporation (RG&E). Collectively the voluntary early retirement and involuntary severance programs are expected to result in a decline in overall employee headcount of approximately 650, or 8%, by the end of 2003. Integration savings, previously estimated at over $80 million annually, are now expected to be approximately $100 million by 2006. These savings, which include operating expenses and capital, will come from the consolidation of functions such as accounting, finance, information services and supply chain, as well as the implementation of other merger-enabled initiatives across the six operating utilities. On March 18, 2003, Energy East filed an application with the Securities and Exchange Commission (SEC) requesting authorization to form a shared services company that will provide those functions. Energy East expects that the SEC will act on the request in the second half of 2003. (See report on Form 10-K for Energy East, CMP, NYSEG and RG&E for fiscal year ended December 31, 2002, Item 7 - Liquidity and Capital Resources, Restructuring.)

Electric Delivery Business

Regional Transmission Organization (RTO): In July 2001 the Federal Energy Regulatory Commission (FERC) issued an order requiring the New York Independent System Operator (NYISO) and neighboring New England and Mid-Atlantic independent system operators (ISOs) to negotiate to form a single Northeast RTO. (See report on Form 10-K for Energy East, CMP, NYSEG and RG&E for fiscal year ended December 31, 2002, Item 7 - Electric Delivery Business, Regional Transmission Organization.) NYSEG, CMP and RG&E have consistently advocated the formation of a Northeast/Mid-Atlantic RTO, including PJM Interconnection, L.L.C. (PJM), or functionally combined markets throughout the Northeast because they believe that a larger wholesale power market is essential to facilitate greater liquidity and competition.

On January 16, 2003, ISO New England, Inc. (ISO New England) announced that it would work with New England transmission owners to seek input and the advice of all market participants, regulators and other stakeholders to pursue the creation of a New England-only RTO. ISO New England and the NYISO are considering individual RTO filings and better coordination with neighboring systems. CMP, NYSEG and RG&E are participating in these efforts.

FERC Standard Market Design: In October 2001 FERC commenced a proceeding to consider national standard market design (SMD) issues and in July 2002 issued a Notice of Proposed Rulemaking (the SMD NOPR). The SMD NOPR proposes rules that would require, among

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

other things, changes in the wholesale power markets, transmission planning, services and charges, market power monitoring and mitigation, and the organization and structure of ISOs. CMP, NYSEG and RG&E filed comments jointly with other transmission owners in November 2002 and in early 2003. On April 28, 2003, the FERC issued a white paper on SMD in which the FERC accommodates greater regional flexibility and seeks further comments. CMP, NYSEG and RG&E plan to submit comments. The SMD white paper includes a preference for energy markets based on locational marginal pricing (LMP), which represents a significant change for some regions of the country. The NYISO and ISO New England already operate markets based on LMP. A final SMD rule is expected in the second half of 2003. The companies are unable to predict SMD's ultimate effect, if any, on their results of operations or financial position.

Transmission Planning and Expansion and Generation Interconnection: In June and July 2001 FERC issued orders that address a number of transmission planning and expansion issues that would directly affect CMP, NYSEG and RG&E as transmission owners. The FERC orders discuss giving exclusive responsibility for the transmission planning process to a Northeast RTO, rather than the transmission owners, and also discuss redefining the cost-sharing responsibilities of interconnecting generators for transmission expansion costs. In April 2002 and August 2002 FERC issued NOPRs regarding generation interconnection terms, conditions and cost allocation. FERC is expected to issue a final rule in 2003. Additional transmission planning and expansion proposals are included in the SMD NOPR. The company is unable to predict the ultimate effect, if any, of the expected rulemakings on its transmission system or on future capital expenditures.

In January 2003 FERC issued a proposed policy statement on transmission pricing. FERC proposes a 50 basis point return on equity adder on facilities over which transmission owners turn control to an RTO. The NYISO and ISO New England satisfy most of the requirements of an RTO. In addition, FERC proposes that unaffiliated third parties will receive the equivalent of an additional 150 basis point adder applicable to transmission facilities that transmission owning utilities divest. Finally, FERC proposes a 100 basis point adder for new transmission facilities found appropriate through an RTO planning process. The company filed comments on the FERC's policy proposal in the first half of 2003.

NYISO Demand Curve Proposal: On March 21, 2003, the NYISO filed with the FERC a proposal to amend its services tariff to adopt a demand curve. If implemented, the NYISO would use the demand curve to establish administratively determined electric capacity prices and the quantity of capacity that each load-serving entity, including NYSEG and RG&E, would be required to purchase. NYSEG, RG&E and many other parties filed protests in opposition to the use of a demand curve. The FERC may not permit the NYISO to implement the demand curve or may require significant modifications to it. NYSEG and RG&E are unable to predict the proposed demand curve's ultimate effect, if any, on their results of operations or financial position.

CMP Alternative Rate Plan: In September 2000 the Maine Public Utilities Commission (MPUC) approved CMP's Alternative Rate Plan (ARP 2000). ARP 2000 applies only to CMP's state jurisdictional distribution revenue requirement and excludes revenue requirements related to stranded costs and transmission services. ARP 2000 began January 1, 2001 and continues

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

through December 31, 2007, with price changes, if any, occurring on July 1, in the years 2002 through 2007. In March 2003 CMP submitted its annual ARP filing proposing a decrease of $18 million, which reflects a decrease in ice storm amortization expense and other items.

MPUC Stranded Cost Proceeding: In December 2002 the MPUC initiated an investigation to review CMP's current level of recovery of stranded costs, including the costs associated with decommissioning the Yankee Atomic plant. As ordered by the MPUC in this proceeding, CMP made its initial filing in February 2003, concluding that no change in the current stranded costs rate was appropriate. On April 25, 2003, CMP filed rebuttal testimony supporting the sales forecast used in its initial filing but recommending that rate payers be given credit for lower Maine Yankee costs of $2 million.

RG&E 2002 Electric and Gas Rate Proceeding: In February 2002 RG&E filed a request with the New York State Public Service Commission (NYPSC) for new electric and natural gas rates to go into effect on January 15, 2003. The single year filing, as updated, supported an increase in annual electric rates of $40 million, or 5.7%, and an increase in natural gas rates of $19 million, or 6.6%. In December 2002 the administrative law judge (ALJ) in this proceeding issued a recommended decision that, if approved, would have resulted in a $9 million, or 3.3%, overall increase for natural gas service and no increase for electric service.

On March 7, 2003, the NYPSC issued an order in the proceeding authorizing a $16 million electric revenue requirement reduction. The order requires a $16 million increase in the amortization of previously deferred costs, without increasing electric rates. The NYPSC also limited the natural gas rate increase to $6 million, or 1.9%. The rate decision set the cost of equity at 9.96%, with an equity ratio 41.4% and an overall weighted cost of capital of 8.11%. The NYPSC also credited to customers $55 million of electric earnings that, according to the NYPSC, exceeded a preset level under the five-year rate plan that expired on June 30, 2002, subject to a final audit of the fifth year amount. The NYPSC also ignored the costs of replacement power that will be incurred during the required Ginna nuclear plant refueling outage in the fall of 2003.

RG&E is disappointed with the decision because it ignores the record that was developed in the proceeding, reverses many of the recommendations of the ALJ without adequate explanation and does not provide adequate revenue for RG&E to earn its authorized rate of return. RG&E plans to file a new rate case in May 2003 for an increase in electric and natural gas rates to recover costs that RG&E has incurred and will continue to incur in providing safe and reliable electric and natural gas service.

RG&E Cost Deferral Petitions: On April 9, 2003, RG&E filed a petition with the NYPSC requesting the deferral for future recovery of costs, including interest, for restoration work resulting from a severe ice storm that began on April 3, 2003, and replacement power costs to be incurred in 2003 due to a scheduled refueling outage for the Ginna nuclear generating station (Ginna). The costs are currently estimated to be in excess of $15 million for repairs required due to the ice storm and $16 million for the Ginna replacement power.

On April 29, 2003, RG&E received a response from the NYPSC that indicated the NYPSC's history of allowing net prudent costs of this nature, that have a material effect on earnings, to be deferred and recovered from customers, and acknowledged that those costs are not

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

currently included in RG&E's rates. Based on the NYPSC letter, RG&E believes that recovery is probable and, therefore, will defer those costs in accordance with generally accepted accounting principles, pending approval from the NYPSC, which is expected midyear.

Ginna Relicensing: The Ginna station operating license expires in 2009. In July 2002 RG&E filed a license renewal application with the Nuclear Regulatory Commission (NRC), which, if approved, would extend the license to September 19, 2029. The NRC has deemed the application complete. The NRC held two sets of public meetings in 2002, and plans to hold one more in 2003. RG&E's renewal application was unopposed. A decision on this matter is expected by the end of June 2004.

RG&E Union Vote: On April 1, 2003, RG&E's electric and gas field operations personnel voted to be represented by the International Brotherhood of Electrical Workers. RG&E recognizes the employees' right to make this decision and respects the collective votes of its employees.

Manufactured Gas Plant Remediation Recovery: RG&E and NYSEG began cost contribution actions against FirstEnergy Corp. (formerly GPU, Inc.) in federal district court; RG&E in the Western District of New York in August 2000 and NYSEG in the Northern District of New York in April 2003. The actions are for both past and future costs incurred for the investigation and remediation of inactive manufactured gas plant (MGP) sites. The RG&E action is being litigated and mediated concurrently and the parties are in the final stages of discovery. RG&E and NYSEG are unable to predict the outcome of these actions at this time.

Natural Gas Delivery Business

RG&E Natural Gas Supply Agreement: RG&E entered into a two-year supply portfolio management agreement that began in April 2002 with Dynegy Marketing and Trade, for Dynegy to assist RG&E in the cost-effective management of RG&E's firm contractual rights to natural gas supply, transportation and storage services. The agreement was designed to ensure that RG&E could reliably meet its customers' supply requirements while seeking to minimize the annual delivered cost of natural gas. RG&E terminated its agreement with Dynegy after Dynegy announced in October 2002 that it would exit the marketing and trading business over the next several months. RG&E entered into a new portfolio management agreement with Entergy-Koch Trading, LP that extends through March 31, 2004, and includes the same reliability and cost-minimization objectives as the prior agreement with Dynegy. RG&E is assessing its position relative to the Dynegy termination and will take appropriate action to resolve any outstanding issues.

RG&E 2002 Electric and Gas Rate Proceeding: See Electric Delivery Business.

RG&E Union Vote: See Electric Delivery Business.

NYPSC Collaborative on End State of Energy Competition: In March 2000 the NYPSC instituted a proceeding to address the future of competitive natural gas and electricity markets, including the role of regulated utilities in those markets. Other objectives of the proceeding include identifying and suggesting actions to eliminate obstacles to the development of those competitive markets and providing recommendations concerning Provider of Last Resort and related issues. In a separate phase of this proceeding, the NYPSC

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

issued an order in November 2001 directing the development of embedded cost of service studies for use in implementing unbundled rates. A recommended decision (RD) on the embedded cost of service studies filed by NYSEG and Consolidated Edison was issued on March 24, 2003. The RD discusses the utilities' cost studies and concludes that they generally comply with the NYPSC's directives. The RD recommended adoption of NYSEG's lost revenue recovery mechanisms contained in NYSEG's electric and natural gas joint proposal. Briefs on the recommended decision were filed in April 2003 by NYSEG and RG&E. NYSEG took exception to the RD's treatment of certain costs. RG&E filed its brief on exception, not taking formal exception to any of the RD's proposals, but commenting that given the material differences among utilities, it would be both impossible and improper to impose the conclusions in this RD on the remaining utilities in this proceeding.

Berkshire Gas Union Contract: Effective April 1, 2003, the union contract expired between The Berkshire Gas Company (Berkshire Gas) and the local union of the United Steelworkers of America. Berkshire Gas and the local union have been unable to negotiate a new contract and a work stoppage involving approximately 57% of the workforce is in effect. The net additional cost of operating Berkshire Gas while the work stoppage is in effect is approximately $250,000 to $350,000 per month.

Connecticut Merger-Enabled Gas Supply Savings and Gas Cost Reduction Plan Filings: In 2001 Connecticut Natural Gas Corporation (CNG) and The Southern Connecticut Gas Company (SCG) submitted filings to the Connecticut Department of Public Utility Control (DPUC) regarding merger-enabled gas supply savings (MEGS) and a gas-cost reduction plan, which covered the initial period April 1, 2001, through September 30, 2001. CNG provided calculations for total MEGS of $1.3 million and SCG provided calculations for total MEGS of $2.2 million. On February 26, 2003, based on their understanding of the components of MEGS, the DPUC issued a draft decision on CNG's and SCG's filed MEGS and gas-cost reduction plan results, modifying the MEGS amounts to $134,000 for CNG and $9,000 for SCG. CNG and SCG filed comments and additional detail with regard to the draft decision on April 28, 2003, the DPUC's extended due date. The comments included a discussion of the benchmark standards set in the draft decision and how merger-enabled gas supply savings should be defined, quantified and shared among customers and shareholders. CNG and SCG cannot predict the final outcome of the proceedings.

Investing and Financing Activities

Investing Activities: Capital spending for the first three months of 2003 was $50 million, including nuclear fuel. Capital spending is projected to be $338 million for 2003, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities, compliance with environmental requirements and governmental mandates and merger integration.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Financing Activities: During the three months ended March 31, 2003, the company issued 276,568 shares of common stock out of its treasury stock, at an average price of $19.29 per share, through its Dividend Reinvestment and Stock Purchase Plan.

On February 13, 2003, the company issued 229,230 shares of common stock out of its treasury stock, to certain employees through its Restricted Stock Plan, and recorded deferred compensation of $4.4 million based on the market price of $19.20 per share of common stock on the date of the award. (See Item 1 - Note 4 to Energy East's Consolidated Financial Statements.)

The company plans to file a shelf registration statement with the SEC in May 2003 to sell up to $1 billion in an unspecified combination of debt, preferred stock, common stock and trust preferred securities. The company plans to use the net proceeds from the sale of securities under this shelf registration for general corporate purposes, such as the repurchase or refinancing of securities. The company currently has $5 million available under a previous shelf registration statement.

CMP plans to issue $35 million of 10-year debt in the third quarter of 2003 to help repay $50 million of medium-term notes that will mature in August 2003. Through financial instruments issued in March 2003, CMP has locked in the 10-year treasury rate component of that financing at a fixed rate of 4.105%.

On March 19, 2003, NYSEG filed a shelf registration statement with the SEC to sell up to $300 million in an unspecified combination of debt and preferred stock. NYSEG plans to use the net proceeds from the sale of securities under this shelf registration for general corporate purposes, such as retirement or repurchase of certain of its indebtedness or preferred stock, reduction of short-term debt, financing the development and construction of new facilities and additions to working capital. NYSEG currently has $50 million available under a previous shelf registration statement.

In April 2003 NYSEG redeemed, at a premium, $50 million of 7.55% Series first mortgage bonds callable on April 1, 2003, using commercial paper. The $1.4 million premium on that redemption and the related unamortized debt expense and debt issuance costs will be amortized over the term of the new financing. In July 2003 NYSEG plans to redeem $100 million of 7.45% Series first mortgage bonds callable on July 15, 2003. In May 2003 NYSEG expects to complete, under the shelf registration statements described above, additional senior unsecured financing needed to call its first mortgage bonds and repay the commercial paper. Through financial instruments issued in September 2002, NYSEG has locked in the 10-year treasury rate component of that financing at an average rate of 4.085%.

In January 2003 RG&E used an equity contribution from its parent, RGS Energy, along with internally generated funds, to pay off the remaining $80 million balance of a 7% promissory note that was due to mature in 2014.

During the three months ended March 31, 2003, RG&E paid at maturity $40 million of medium term notes using temporary cash investments and internally generated funds.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

RG&E plans to file a shelf registration statement with the SEC in May 2003 to sell up to $300 million in debt. RG&E plans to use the net proceeds from the sale of securities under this shelf registration for general corporate purposes, such as retirement or repurchase of certain of its indebtedness or preferred stock, reduction of short-term debt, financing the development and construction of new facilities and additions to working capital. RG&E currently has $75 million available under a previous shelf registration statement.

RG&E plans to issue $75 million of 30-year debt in the third quarter of 2003, in part to repay $40 million of debt that matures in July 2003. Through financial instruments issued in April 2003, Energy East has locked in the 30-year treasury rate component for $50 million of that financing at a fixed rate of 4.902%.

Critical Accounting Policies
(See Energy East's report on Form 10-K for fiscal year ended December 31, 2002, Item 7, Critical Accounting Policies.)

Asset Retirement Obligation: As required by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, the company recorded a liability for the fair value of its asset retirement obligation on January 1, 2003. The company will adjust the liability to its present value periodically over time, and the capitalized cost will be depreciated over the useful life of the related asset. The determination of the liability includes various assumptions. The primary assumptions are the discount rate and forecasted cash flows. Changes in those assumptions could have a significant effect on the amount of the company's retirement obligation. The company's asset retirement obligation is recovered through rates collected from customers, therefore, the depreciation of the capitalized costs and adjustments to the liability are deferred until those amounts are included in rates. (See Item 1 Note 6 to Energy East's Consolidated Financial Statements.)

(b) Results of Operations

Due to the merger completed in June 2002, the company's results of operations include RGS Energy for the three months ended March 31, 2003.

Three months ended March 31 (Thousands, except per share amounts)	2003	2002	Change
Operating Revenues	$1,639,346	$1,028,578	59%
Operating Income	$300,314	$238,869	26%
Net Income	$135,464	$105,570	28%
Average Common Shares Outstanding, basic	145,096	116,720	24%
Earnings Per Share, basic and diluted	$.93	$.90	3%
Dividends Paid Per Share	$.25	$.24	4%

Earnings per share for the quarter were 93 cents compared to 90 cents for the prior year quarter, and include the nonrecurring item shown in the table below. The decrease in earnings per share, excluding the nonrecurring item, for the 2003 quarter is primarily the result of an electric rate reduction of $205 million ordered by the NYPSC for NYSEG, the company's largest utility. This rate reduction, which became effective March 1, 2002, reduced earnings 16 cents per share. Earnings were further reduced by 4 cents per share due to lower noncash pension income and 5 cents per share due to an increase in the cost of purchased power. Those

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

decreases were significantly offset by 18 cents per share for higher electric and natural gas deliveries (primarily residential and commercial) due to colder winter weather in 2003 and 4 cents per share due to NYSEG's natural gas supply charge, which began October 1, 2002.

Three months ended March 31	2003	2002

Earnings Per Share, basic and diluted	$.93	$.90
Writedown of investment in NEON Communications	-	.05

Earnings per share, excluding nonrecurring items	$.93	$.95

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

Operating Results for the Electric Delivery Business

Three months ended March 31 (Thousands)	2003	2002	Change
Retail Deliveries - Megawatt-hours	8,090	5,980	35%
Operating Revenues	$758,713	$631,040	20%
Operating Expenses	$602,908	$467,955	29%
Operating Income	$155,805	$163,085	(4%)

Operating revenues were $128 million higher for the quarter primarily as a result of increases of $176 million due to the addition of RG&E's delivery revenues and $22 million due to higher retail deliveries because of colder winter weather in 2003. Those amounts were partially offset by decreases of $17 million because CMP is no longer the standard-offer provider for the supply of electricity effective March 2002 and $40 million due to NYSEG's price reduction effective March 2002 and customers choosing alternate suppliers.

The $135 million increase in operating expenses for the quarter was primarily due to increases of $146 million due to the addition of RG&E's operating expenses; $12 million for purchased power due to both higher market prices and higher retail deliveries because of colder winter weather, offset by the effect of customers choosing alternate suppliers; and $6 million due to lower noncash pension income. Those amounts were partially offset by decreases of $17 million in purchased power because CMP is no longer the standard-offer provider for the supply of electricity effective March 2002.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Operating Results for the Natural Gas Delivery Business

Three months ended March 31 (Thousands)	2003	2002	Change
Retail Deliveries - Dekatherms	89,216	56,107	59%
Operating Revenues	$640,112	$344,968	86%
Operating Expenses	$507,537	$264,278	92%
Operating Income	$132,575	$80,690	64%

Operating revenues were $295 million higher for the quarter primarily because of increases of $150 million due to the addition of RG&E's delivery revenues, $76 million due to higher retail deliveries as a result of colder winter weather and $68 million due to gas cost recovery provisions.

Operating expenses increased $243 million for the quarter primarily as a result of increases of $123 million due to the addition of RG&E's operating expenses, $70 million for natural gas purchased costs due to market conditions and after various rate case deferrals, and $45 million for natural gas purchased due to higher retail deliveries because of colder winter weather.

Item 1.  Financial Statements

Central Maine Power Company
Consolidated Statements of Income - (Unaudited)
Three months ended March 31	2003	2002

(Thousands)
Operating Revenues
Sales and services	$176,418	$200,614
Operating Expenses
Electricity purchased and fuel used in generation	60,638	84,690
Other operating expenses	46,489	46,132
Maintenance	7,370	10,513
Depreciation and amortization	10,220	8,854
Other taxes	6,955	5,480

Total Operating Expenses	131,672	155,669

Operating Income	44,746	44,945
Other (Income)	(987)	(1,486)
Other Deductions	379	336
Interest Charges, Net	6,673	8,084

Income Before Income Taxes	38,681	38,011
Income Taxes	14,578	14,728

Net Income	24,103	23,283
Preferred Stock Dividends	361	361

Earnings Available for Common Stock	$23,742	$22,922

The notes on pages 38 through 44 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	March 31, 2003	Dec. 31, 2002

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$42,813	$20,415
Accounts receivable, net	119,781	124,711
Materials and supplies, at average cost	7,176	7,096
Accumulated deferred income tax benefits, net	1,584	1,902
Prepayments and other current assets	4,540	6,411

Total Current Assets	175,894	160,535

Utility Plant, at Original Cost
Electric	1,319,898	1,316,023
Less accumulated depreciation	506,816	499,381

Net Utility Plant in Service	813,082	816,642
Construction work in progress	2,803	2,952

Total Utility Plant	815,885	819,594

Other Property	5,783	5,880

Investment in Associated Companies, at Equity	24,574	27,137

Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	185,884	211,268
Unfunded future income taxes	103,130	101,791
Unamortized loss on debt reacquisitions	9,495	9,722
Demand-side management program costs	7,225	8,394
Environmental remediation costs	4,121	4,440
Nonutility generator termination agreement	6,882	7,195
Other	58,134	58,259

Total regulatory assets	374,871	401,069

Other assets
Goodwill, net	325,580	325,580
Prepaid pension benefits	33,357	23,124
Other	23,751	23,404

Total other assets	382,688	372,108

Total Regulatory and Other Assets	757,559	773,177

Total Assets	$1,779,695	$1,786,323

The notes on pages 38 through 44 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Balance Sheets - (Unaudited)
	March 31, 2003	Dec. 31, 2002

(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$63,880	$52,975
Accounts payable and accrued liabilities	36,944	45,551
Interest accrued	2,216	6,056
Other	65,748	54,693

Total Current Liabilities	168,788	159,275

Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	98,179	112,119
Gain on sale of generation assets	103,810	112,009
Other	14,084	11,926

Total regulatory liabilities	216,073	236,054

Other liabilities
Deferred income taxes	21,086	4,605
Nuclear plant obligations	185,884	211,268
Other postretirement benefits	72,456	71,236
Environmental remediation costs	4,479	2,987
Other	125,861	127,986

Total other liabilities	409,766	418,082

Total Regulatory and Other Liabilities	625,839	654,136

Long-term debt	280,168	291,796

Total Liabilities	1,074,795	1,105,207

Commitments	-	-
Preferred Stock Preferred stock	35,571	35,571
Capital in excess of par value	(2,675)	(2,723)
Common Stock Equity Common stock	156,057	156,057
Capital in excess of par value	485,302	485,297
Retained earnings	55,424	31,682
Accumulated other comprehensive (loss)	(24,779)	(24,768)

Total Common Stock Equity	672,004	648,268

Total Liabilities and Stockholder's Equity	$1,779,695	$1,786,323

The notes on pages 38 through 44 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Cash Flows - (Unaudited)
Three months ended March 31	2003	2002

(Thousands)
Operating Activities
Net income	$24,103	$23,283
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,384	16,183
Income taxes and investment tax credits deferred, net	1,527	8,010
Pension expense	-	531
Changes in current operating assets and liabilities
Accounts receivable, net	4,930	9,818
Inventory	(79)	177
Prepayments and other current assets	1,870	5,394
Accounts payable and accrued liabilities	(8,817)	(17,447)
Interest accrued	(3,839)	(3,032)
Taxes accrued	13,074	4,997
Other current liabilities	(2,019)	4,349
Asset sale gain amortization	(8,200)	(16,487)
Other assets	(9,413)	(1,042)
Other liabilities	1,318	(8,070)

Net Cash Provided by Operating Activities	30,839	26,664

Investing Activities
Utility plant additions	(7,453)	(10,091)
Other	115	76

Net Cash Used in Investing Activities	(7,338)	(10,015)

Financing Activities
Long-term note repayments	(742)	(739)
Notes payable three months or less, net	-	(18,000)
Dividends on common and preferred stock	(361)	(361)

Net Cash Used in Financing Activities	(1,103)	(19,100)

Net (Decrease) Increase in Cash and Cash Equivalents	22,398	(2,451)
Cash and Cash Equivalents, Beginning of Period	20,415	20,777

Cash and Cash Equivalents, End of Period	$42,813	$18,326

The notes on pages 38 through 44 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Retained Earnings - (Unaudited)

Three months ended March 31	2003	2002

(Thousands)
Balance, Beginning of Period	$31,682	$31,304

Add net income	24,103	23,283

Deduct dividends on preferred stock	361	361

Balance, End of Period	$55,424	$54,226

The notes on pages 38 through 44 are an integral part of the financial statements.

Central Maine Power Company
Consolidated Statements of Comprehensive Income - (Unaudited)

Three months ended March 31	2003	2002

(Thousands)
Net income	$24,103	$23,283
Other comprehensive income, net of tax
Net unrealized (loss) on investments net of income tax benefit of $7 for 2003	(11)	-

Total other comprehensive income	(11)	-

Comprehensive Income	$24,092	$23,283

The notes on pages 38 through 44 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

(a) Liquidity and Capital Resources

Restructuring

See Energy East Corporation's Item 2(a), Restructuring, for this discussion.

Electric Delivery Business

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

FERC Standard Market Design: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

Transmission Planning and Expansion and Generation Interconnection: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

CMP Alternative Rate Plan: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

MPUC Stranded Cost Proceeding: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

Investing and Financing Activities

Investing Activities: Capital spending for the first three months of 2003 was $7 million. Capital spending is projected to be $42 million for 2003, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities, compliance with environmental requirements and governmental mandates and merger integration.

Financing Activities: CMP plans to issue $35 million of 10-year debt in the third quarter of 2003 to help repay $50 million of medium-term notes that will mature in August 2003. Through financial instruments issued in March 2003, CMP has locked in the 10-year treasury rate component of that financing at a fixed rate of 4.105%.

Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

(b) Results of Operations

Three months ended March 31 (Thousands)	2003	2002	Change
Retail Deliveries - Megawatt-hours	2,264	2,244	1%
Operating Revenues	$176,418	$200,614	(12%)
Operating Expenses	$131,672	$155,669	(15%)
Operating Income	$44,746	$44,945	-
Earnings Available for Common Stock	$23,742	$22,922	4%

Earnings for the quarter increased $1 million as a result of reduced interest charges due to lower short-term borrowing in 2003.

The $24 million decrease in both operating revenues and operating expenses is primarily the result of CMP no longer being the standard-offer provider for the supply of electricity effective March 2002, which reduced revenues $17 million. The decrease in revenues was offset by a corresponding decrease in purchased power.

Item 1.  Financial Statements

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)

	March 31, 2003	Dec. 31, 2002

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$15,492	$11,490
Special deposits	95,453	44,205
Accounts receivable, net	331,411	260,189
Fuel, at average cost	6,943	29,000
Materials and supplies, at average cost	6,406	5,573
Accumulated deferred income tax benefits, net	3,861	4,232
Prepayments	35,863	26,571

Total Current Assets	495,429	381,260

Utility Plant, at Original Cost
Electric	2,562,455	2,551,775
Natural gas	671,413	671,321
Common	120,843	121,661

	3,354,711	3,344,757
Less accumulated depreciation	1,383,952	1,371,892

Net Utility Plant in Service	1,970,759	1,972,865
Construction work in progress	33,857	40,166

Total Utility Plant	2,004,616	2,013,031

Other Property and Investments, Net	41,480	41,365

Regulatory and Other Assets
Regulatory assets
Unfunded future income taxes	21,546	20,467
Unamortized loss on debt reacquisitions	34,785	35,631
Environmental remediation costs	52,434	52,434
Other	42,662	23,563

Total regulatory assets	151,427	132,095

Other assets
Goodwill, net	11,199	11,199
Prepaid pension benefits	409,382	395,586
Other	106,624	78,890

Total other assets	527,205	485,675

Total Regulatory and Other Assets	678,632	617,770

Total Assets	$3,220,157	$3,053,426

The notes on pages 38 through 44 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Balance Sheets - (Unaudited)

	March 31, 2003	Dec. 31, 2002

(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$50,615	$702
Notes payable	100,000	64,000
Accounts payable and accrued liabilities	179,932	169,884
Interest accrued	17,041	12,289
Taxes accrued	40,834	11,091
Other	94,918	58,577

Total Current Liabilities	483,340	316,543

Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	31,530	26,199
Gain on sale of generation assets	40,261	40,638
Other	29,564	25,036

Total regulatory liabilities	101,355	91,873

Other liabilities
Deferred income taxes	367,794	347,355
Other postretirement benefits	199,399	197,193
Environmental remediation costs	75,100	75,100
Other	59,224	56,683

Total other liabilities	701,517	676,331

Total Regulatory and Other Liabilities	802,872	768,204

Long-term debt	967,996	1,017,902

Total Liabilities	2,254,208	2,102,649

Commitments	-	-
Preferred Stock Redeemable solely at NYSEG's option	10,159	10,159
Common Stock Equity Common stock	430,057	430,057
Capital in excess of par value	277,303	277,297
Retained earnings	207,037	206,519
Accumulated other comprehensive income	41,393	26,745

Total Common Stock Equity	955,790	940,618

Total Liabilities and Stockholder's Equity	$3,220,157	$3,053,426

The notes on pages 38 through 44 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Income - (Unaudited)

Three months ended March 31	2003	2002

(Thousands)
Operating Revenues
Electric	$405,968	$430,374
Natural Gas	169,764	126,881

Total Operating Revenues	575,732	557,255

Operating Expenses
Electricity purchased and fuel used in generation	218,511	207,717
Natural gas purchased	107,057	76,916
Other operating expenses	47,813	52,711
Maintenance	21,397	20,949
Depreciation and amortization	24,932	24,433
Other taxes	35,374	31,599

Total Operating Expenses	455,084	414,325

Operating Income	120,648	142,930
Other (Income)	(1,924)	(788)
Other Deductions	256	812
Interest Charges, Net	19,338	25,174

Income Before Income Taxes	102,978	117,732
Income Taxes	42,361	48,111

Net Income	60,617	69,621
Preferred Stock Dividends	99	99

Earnings Available for Common Stock	$60,518	$69,522

The notes on pages 38 through 44 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Cash Flows - (Unaudited)

Three months ended March 31	2003	2002

(Thousands)
Operating Activities
Net income	$60,617	$69,621
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,692	30,903
Income taxes and investment tax credits deferred, net	16,073	4,101
Pension income	(11,005)	(17,580)
Changes in current operating assets and liabilities
Accounts receivable, net	(71,222)	3,559
Inventory	21,224	25,839
Prepayments	(9,292)	(8,705)
Accounts payable and accrued liabilities	10,048	(17,676)
Interest accrued	4,752	10,418
Taxes accrued	29,743	41,312
Other current liabilities	36,341	(25,130)
Other assets	(21,123)	4,456
Other liabilities	(959)	3,101

Net Cash Provided by Operating Activities	96,889	124,219

Investing Activities
Utility plant additions	(16,437)	(15,177)
Proceeds from sale of utility plant	105	143
Special deposits	(52,269)	(345)
Other	(187)	298

Net Cash Used in Investing Activities	(68,788)	(15,081)

Financing Activities
Notes payable three months or less, net	36,000	-
Dividends on common and preferred stock	(60,099)	(99)

Net Cash Used in Financing Activities	(24,099)	(99)

Net Increase (Decrease) in Cash and Cash Equivalents	4,002	109,039
Cash and Cash Equivalents, Beginning of Period	11,490	21,617

Cash and Cash Equivalents, End of Period	$15,492	$130,656

The notes on pages 38 through 44 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Retained Earnings - (Unaudited)

Three months ended March 31	2003	2002

(Thousands)
Balance, Beginning of Period	$206,519	$164,197
Add net income	60,617	69,621

	267,136	233,818
Deduct Dividends on Capital Stock
Preferred	99	99
Common	60,000	-

	60,099	99
Balance, End of Period	$207,037	$233,719

The notes on pages 38 through 44 are an integral part of the financial statements.

New York State Electric & Gas Corporation
Statements of Comprehensive Income - (Unaudited)

Three months ended March 31	2003	2002

(Thousands)
Net income	$60,617	$69,621
Other comprehensive income, net of tax
Net unrealized (losses) on investments, net of income tax benefit of $7 for 2003 and $182 for 2002	(10)	(274)
Unrealized gains on derivatives qualified as hedges, net of income tax expense of $(18,749) for 2003 and $(10,287) for 2002	28,270	15,510
Reclassification adjustment for (gains) losses included in net income, net of income tax expense (benefit) of $9,027 for 2003 and $(4,413) for 2002	(13,612)	6,654

Net unrealized gains on derivatives qualified as hedges	14,658	22,164

Total other comprehensive income	14,648	21,890

Comprehensive Income	$75,265	$91,511

The notes on pages 38 through 44 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

(a) Liquidity and Capital Resources

Restructuring

See Energy East Corporation's Item 2(a), Restructuring, for this discussion.

Electric Delivery Business

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

FERC Standard Market Design: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

Transmission Planning and Expansion and Generation Interconnection: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

NYISO Demand Curve Proposal: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

Manufactured Gas Plant Remediation Recovery: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

Natural Gas Delivery Business

NYPSC Collaborative on End State of Energy Competition: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for this discussion.

Investing Activities

Investing Activities: Capital spending for the first three months of 2003 was $16 million. Capital spending is projected to be $95 million for 2003 and is expected to be paid for with internally generated funds. Capital spending will be primarily for necessary improvements to existing facilities, the extension of energy delivery service, compliance with environmental requirements and governmental mandates and merger integration.

Financing Activities: On March 19, 2003, NYSEG filed a shelf registration statement with the SEC to sell up to $300 million in an unspecified combination of debt and preferred stock. NYSEG plans to use the net proceeds from the sale of securities under this shelf registration for general corporate purposes, such as retirement or repurchase of certain of its indebtedness or preferred stock, reduction of short-term debt, financing the development and construction of new facilities and additions to working capital. NYSEG currently has $50 million available under a previous shelf registration statement.

In April 2003 NYSEG redeemed, at a premium, $50 million of 7.55% Series first mortgage bonds callable on April 1, 2003, using commercial paper. The $1.4 million premium on that redemption and the related unamortized debt expense and debt issuance costs will be

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

amortized over the term of the new financing. In July 2003 NYSEG plans to redeem $100 million of 7.45% Series first mortgage bonds callable on July 15, 2003. In May 2003 NYSEG expects to complete, under the shelf registration statements described above, additional senior unsecured financing needed to call its first mortgage bonds and repay the commercial paper. Through financial instruments issued in September 2002, NYSEG has locked in the 10-year treasury rate component of that financing at an average rate of 4.085%.

Critical Accounting Policies
(See NYSEG's report on Form 10-K for fiscal year ended December 31, 2002, Item 7, Critical Accounting Policies.)

Asset Retirement Obligation: See Energy East's Item 2(a), Critical Accounting Policies, for this discussion.

(b) Results of Operations

Three months ended March 31 (Thousands)	2003	2002	Change
Operating Revenues	$575,732	$557,255	3%
Operating Income	$120,648	$142,930	(16%)
Earnings Available for Common Stock	$60,518	$69,522	(13%)

Earnings for the quarter were $9 million lower than for the prior year quarter primarily due to an electric price reduction effective March 1, 2002, that lowered earnings by $24 million, and lower noncash pension income that reduced earnings $4 million. Those decreases were partially offset by increases of $18 million due to higher electric and natural gas retail deliveries because of colder winter weather and $4 million due to lower interest charges as a result of refinancings and repayments of first mortgage bonds.

Operating Results for the Electric Delivery Business

Three months ended March 31 (Thousands)	2003	2002	Change
Retail Deliveries - Megawatt-hours	4,046	3,736	8%
Operating Revenues	$405,968	$430,374	(6%)
Operating Expenses	$324,742	$312,225	4%
Operating Income	$81,226	$118,149	(31%)

The $24 million decrease in operating revenues for the quarter is primarily due to the combined effects of a price reduction, effective March 1, 2002, and customers choosing alternate suppliers that decreased revenues $40 million and a reduction in transmission revenues of $3 million. Those decreases were partially offset by higher retail deliveries of $22 million because of colder winter weather.

Operating expenses increased $13 million for the quarter as a result of a $12 million increase in purchased power due to both higher market prices and higher retail deliveries because of colder winter weather, offset by the effect of customers choosing alternate suppliers. Lower noncash pension income of $6 million also contributed to the increase in operating expenses. Those increases were partially offset by $4 million due to the elimination of a regulatory amortization of demand-side management program costs.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

Operating Results for the Natural Gas Delivery Business

Three months ended March 31 (Thousands)	2003	2002	Change
Retail Deliveries - Dekatherms	26,509	21,838	21%
Operating Revenues	$169,764	$126,881	34%
Operating Expenses	$130,342	$102,100	28%
Operating Income	$39,422	$24,781	59%

The $43 million increase in operating revenues for the quarter is primarily due to higher retail deliveries of $30 million because of colder winter weather and gas cost recovery of $15 million resulting from the natural gas supply charge.

Operating expenses increased $28 million for the quarter primarily due to a $20 million increase in natural gas purchased for higher retail deliveries because of colder winter weather this year and a $4 million increase in the cost of natural gas purchased, after various deferrals of gas costs for future recovery, due to market conditions.

Item 1.  Financial Statements

Rochester Gas and Electric Corporation
Balance Sheets - (Unaudited)
	March 31, 2003	Dec. 31, 2002

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$52,937	$86,385
Special deposits	3,016	2,841
Accounts receivable, net	154,423	126,227
Affiliate receivable	18,031	20,330
Fuel, at average cost	5,637	20,555
Materials and supplies, at average cost	6,858	6,467
Prepayments and other current assets	54,249	35,324

Total Current Assets	295,151	298,129

Utility Plant, at Original Cost
Electric	2,017,572	1,935,778
Natural gas	516,811	515,829
Common	157,131	157,416

	2,691,514	2,609,023
Less accumulated depreciation	1,355,856	1,530,729

Net Utility Plant in Service	1,335,658	1,078,294
Construction work in progress	139,485	133,195

Total Utility Plant	1,475,143	1,211,489

Other Property and Investments, Net	228,860	226,373

Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	261,284	313,412
Unfunded future income taxes	50,093	52,058
Environmental remediation costs	10,920	11,290
Nonutility generator termination agreement	107,604	109,587
Asset retirement obligation	145,591	-
Other	145,286	163,655

Total regulatory assets	720,778	650,002

Other assets
Other	67,874	66,104

Total other assets	67,874	66,104

Total Regulatory and Other Assets	788,652	716,106

Total Assets	$2,787,806	$2,452,097

The notes on pages 38 through 44 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Balance Sheets - (Unaudited)
	March 31, 2003	Dec. 31, 2002

(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$40,000	$159,935
Accounts payable and accrued liabilities	91,557	67,787
Affiliate payable	5,702	7,365
Interest accrued	14,051	10,509
Taxes accrued	8,030	3,451
Other	39,583	40,523

Total Current Liabilities	198,923	289,570

Regulatory and Other Liabilities
Regulatory liabilities
Deferred income taxes	16,614	18,179
Other	61,507	56,617

Total regulatory liabilities	78,121	74,796

Other liabilities
Deferred income taxes	239,170	225,325
Nuclear waste disposal	103,013	102,745
Other postretirement benefits	67,494	65,983
Environmental remediation costs	22,356	22,356
Asset retirement obligation	419,515	-
Other	47,018	59,721

Total other liabilities	898,566	476,130

Total Regulatory and Other Liabilities	976,687	550,926

Long-term debt	752,273	752,254

Total Liabilities	1,927,883	1,592,750

Commitments	-	-
Preferred Stock Redeemable solely at RG&E's option Subject to mandatory redemption requirements	47,000 25,000	47,000 25,000
Common Stock Equity Common stock	194,429	194,429
Capital in excess of par value	555,900	555,889
Retained earnings	154,832	154,267
Treasury stock, at cost	(117,238)	(117,238)

Total Common Stock Equity	787,923	787,347

Total Liabilities and Stockholder's Equity	$2,787,806	$2,452,097

The notes on pages 38 through 44 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Statements of Income - (Unaudited)
Three months ended March 31	2003	2002

(Thousands)
Operating Revenues
Electric	$176,294	$168,957
Natural gas	150,400	109,333

Total Operating Revenues	326,694	278,290

Operating Expenses
Electricity purchased and fuel used in generation	42,433	44,040
Natural gas purchased	97,705	63,930
Other operating expenses	90,482	58,699
Maintenance	13,433	15,917
Depreciation and amortization	27,225	24,968
Other taxes	24,335	25,495

Total Operating Expenses	295,613	233,049

Operating Income	31,081	45,241
Other (Income)	(2,118)	(4,638)
Other Deductions	148	1,656
Interest Charges, Net	33,982	14,284

Income (Loss) Before Income Taxes	(931)	33,939
Income Taxes (Benefit)	(2,421)	13,211

Net Income	1,490	20,728
Preferred Stock Dividends	925	925

Earnings Available for Common Stock	$565	$19,803

The notes on pages 38 through 44 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Statements of Cash Flows - (Unaudited)
Three months ended March 31	2003	2002

(Thousands)
Operating Activities
Net income	$1,490	$20,728
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,341	40,980
Income taxes and investment tax credits deferred, net	11,476	(1,384)
Pension income	(3,974)	(5,123)
Excess earnings	44,051	-
Changes in current operating assets and liabilities
Accounts receivable, net	(35,040)	(8,966)
Inventory	14,527	19,172
Prepayments	(19,100)	(9,580)
Accounts payable and accrued liabilities	22,155	(97)
Interest accrued	3,543	2,127
Taxes accrued	4,579	18,837
Other current liabilities	(1,156)	1,593
Other assets	(2,873)	(741)
Other liabilities	23,759	6,536

Net Cash Provided by Operating Activities	108,778	84,082

Investing Activities
Utility plant additions	(16,099)	(33,741)
Nuclear generating plant decommissioning fund	(4,312)	(4,312)
Other	(967)	(1,867)

Net Cash Used in Investing Activities	(21,378)	(39,920)

Financing Activities
Repayments of first mortgage bonds and preferred stock	(40,000)	(100,000)
Repayment of promissory notes	(79,935)	-
Notes payable three months or less, net	-	59,500
Dividends on common and preferred stock	(925)	(16,529)
Other	12	-

Net Cash Used in Financing Activities	(120,848)	(57,029)

Net Increase (Decrease) in Cash and Cash Equivalents	(33,448)	(12,867)
Cash and Cash Equivalents, Beginning of Period	86,385	19,462

Cash and Cash Equivalents, End of Period	$52,937	$6,595

The notes on pages 38 through 44 are an integral part of the financial statements.

Rochester Gas and Electric Corporation
Statements of Retained Earnings - (Unaudited)

Three months ended March 31	2003	2002

(Thousands)
Balance, Beginning of Period	$154,267	$174,054
Add net income	1,490	20,728

	155,757	194,782
Deduct Dividends on Capital Stock
Preferred	925	925
Common	-	15,604

	925	16,529
Balance, End of Period	$154,832	$178,253

The notes on pages 38 through 44 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

(a) Liquidity and Capital Resources

Restructuring

See Energy East Corporation's Item 2(a), Restructuring, for this discussion.

Electric Delivery Business

Regional Transmission Organization: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

FERC Standard Market Design: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

Transmission Planning and Expansion and Generation Interconnection: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

NYISO Demand Curve Proposal: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

RG&E 2002 Electric and Gas Rate Proceeding: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

RG&E Cost Deferral Petitions: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

Ginna Relicensing: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

RG&E Union Vote: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

Manufactured Gas Plant Remediation Recovery: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

Natural Gas Delivery Business

RG&E Natural Gas Supply Agreement: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for this discussion.

RG&E 2002 Electric and Gas Rate Proceeding: See Energy East Corporation's Item 2(a), Electric Delivery Business, for this discussion.

RG&E Union Vote: See Electric Delivery Business.

NYPSC Collaborative on End State of Energy Competition: See Energy East Corporation's Item 2(a), Natural Gas Delivery Business, for this discussion.

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

Investing and Financing Activities

Investing Activities: Capital spending for the first three months of 2003 was $18 million, including nuclear fuel. Capital spending is projected to be $146 million for 2003, including nuclear fuel, and is expected to be paid for with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities, compliance with environmental requirements and governmental mandates and merger integration.

Financing Activities: RG&E plans to file a shelf registration statement with the SEC in May 2003 to sell up to $300 million in debt. RG&E plans to use the net proceeds from the sale of securities under this shelf registration for general corporate purposes, such as retirement or repurchase of certain of its indebtedness or preferred stock, reduction of short-term debt, financing the development and construction of new facilities and additions to working capital. RG&E currently has $75 million available under a previous shelf registration statement.

In January 2003 RG&E used an equity contribution from its parent, RGS Energy, along with internally generated funds, to pay off the remaining $80 million balance of a 7% promissory note that was due to mature in 2014.

During the three months ended March 31, 2003, RG&E paid at maturity $40 million of medium term notes using temporary cash investments and internally generated funds.

RG&E plans to issue $75 million of 30-year debt in the third quarter of 2003, in part to repay $40 million of debt that matures in July 2003.

Critical Accounting Policies
(See RG&E's report on Form 10-K for fiscal year ended December 31, 2002, Item 7, Critical Accounting Policies.)

Asset Retirement Obligation: See Energy East's Item 2(a), Critical Accounting Policies, for this discussion.

(b) Results of Operations

Three months ended March 31 (Thousands)	2003	2002	Change
Operating Revenues	$326,694	$278,290	17%
Operating Income	$31,081	$45,241	(31%)
Earnings Available for Common Stock	$565	$19,803	(97%)

The $19 million decrease in earnings for the quarter was primarily due to the recognition of terms and conditions of the NYPSC rate order for RG&E, which became effective January 15, 2003, and reduced earnings $30 million. That amount includes $26 million for excess electric earnings and related interest. (See RG&E 2002 Electric and Gas Rate Proceeding.) That decrease was partially offset by $9 million for higher natural gas and electric deliveries due to colder winter weather in 2003.

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

Operating Results for the Electric Delivery Business

Three months ended March 31 (Thousands)	2003	2002	Change
Retail Deliveries - Megawatt-hours	1,781	1,714	4%
Operating Revenues	$176,294	$168,957	4%
Operating Expenses	$173,151	$146,830	18%
Operating Income	$3,143	$22,127	(86%)

The $7 million increase in operating revenues for the quarter is primarily due to higher retail deliveries of $6 million due to colder winter weather in 2003.

Operating expenses increased $26 million for the quarter primarily due to the recognition of terms and conditions of the NYPSC rate order for RG&E, which became effective January 15, 2003, and increased operating expenses $30 million. (See RG&E 2002 Electric and Gas Rate Proceeding.) That increase was partially offset by lower purchased power costs of $4 million due to increased generation this year and replacement power costs incurred last year for a scheduled refueling at the Ginna nuclear plant.

Operating Results for the Natural Gas Delivery Business

Three months ended March 31 (Thousands)	2003	2002	Change
Retail Deliveries - Dekatherms	25,034	20,744	21%
Operating Revenues	$150,400	$109,333	38%
Operating Expenses	$122,462	$86,219	42%
Operating Income	$27,938	$23,114	21%

The $41 million increase in operating revenues for the quarter is primarily due to higher retail deliveries of $23 million because of colder winter weather in 2003 and gas cost recovery of $20 million associated with higher market prices.

Operating expenses increased $36 million for the quarter primarily due to a $15 million increase in natural gas purchased for higher retail deliveries because of colder weather this year and a $19 million increase in the cost of natural gas purchased due to market conditions.

Item 1.  Financial Statements

Notes to Financial Statements
for
Energy East Corporation
Central Maine Power Company
New York State Electric & Gas Corporation
Rochester Gas and Electric Corporation

Notes to Financial Statements of Registrants:
Registrant	Applicable Notes
Energy East	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11
CMP	1, 2, 3, 5, 8, 9, 10, 11
NYSEG	1, 2, 3, 5, 6, 8, 9, 10, 11
RG&E	1, 2, 3, 5, 6, 8, 9, 10, 11

Note 1. Unaudited Financial Statements

The accompanying unaudited financial statements reflect all adjustments necessary, in the opinion of the management of the registrants, for a fair presentation of the interim results. All such adjustments are of a normal, recurring nature.

Energy East's financial statements and CMP's financial statements consolidate their majority-owned subsidiaries after eliminating all intercompany transactions.

The accompanying unaudited financial statements for each registrant should be read in conjunction with the financial statements and notes contained in the report on Form 10-K filed by each registrant for the year ended December 31, 2002. Due to the seasonal nature of the registrants' operations, financial results for interim periods are not necessarily indicative of trends for a 12-month period.

Note 2. Restructuring

In the fourth quarter of 2002 the company recorded $41 million of restructuring expenses, including $5 million for CMP, $26 million for NYSEG and a total of $10 million for Berkshire Gas, CNG and SCG. There was no change during the first quarter of 2003 in the related liability recorded. The restructuring expenses would have been $36 million higher, however RG&E was required by an NYPSC order approving RGS Energy's merger with the company to defer its portion of the restructuring charge for future recovery in rates. The employee positions affected by the restructuring were identified in the fourth quarter of 2002. The restructuring expenses reduced the company's 2002 net income by $24 million. Included in those amounts are $20 million for a voluntary early retirement program that will be paid from the companies' pension plans and $3 million for an involuntary severance program, primarily for salaried employees of the company's six operating utilities, and $1 million for other associated costs.

The voluntary early retirement resulted in a decline of 486 employees in the first quarter of 2003, including 34 from CMP, 210 from NYSEG and 176 from RG&E. Collectively the voluntary early retirement and involuntary severance programs are expected to result in a decline in overall employee headcount of approximately 650, or 8%, by the end of 2003. That includes approximately 70 from CMP, 260 from NYSEG, 250 from RG&E and 70 from Berkshire Gas, CNG and SCG. The employees affected by the involuntary severance program were notified in January 2003.

Note 3. Other (Income) and Other Deductions

Three months ended March 31	2003	2002

(Thousands)
Energy East
Interest income	$(1,312)	$(5,099)
Noncash returns	(255)	(890)
Allowance for funds used during construction	(544)	(76)
Gains from the sale of nonutility property	(147)	(139)
Earnings from equity investments	(1,658)	(1,440)
Miscellaneous	(832)	375

Total other (income)	$(4,748)	$(7,269)

Miscellaneous	$1,868	$1,834

Total other deductions	$1,868	$1,834

CMP
Interest income	$(256)	$(139)
Noncash returns	(202)	(737)
Earnings from equity investments	(538)	(614)
Miscellaneous	9	4

Total other (income)	$(987)	$(1,486)

Miscellaneous	$379	$336

Total other deductions	$379	$336

NYSEG
Interest income	$(378)	$(2,211)
Noncash returns	(214)	(1,024)
Miscellaneous	(1,332)	2,447

Total other (income)	$(1,924)	$(788)

Miscellaneous	$256	$812

Total other deductions	$256	$812

RG&E
Interest income	$(1,710)	$(2,063)
Noncash returns	-	(2,171)
Miscellaneous	(408)	(404)

Total other (income)	$(2,118)	$(4,638)

Merger costs	-	$256
Miscellaneous	148	1,400

Total other deductions	$148	$1,656

Note 4. Basic and Diluted Earnings per Share

Basic earnings per share (EPS) is determined by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The weighted-average common shares outstanding for diluted EPS include restricted stock awards and the incremental effect of stock options issued and exclude stock options issued in tandem with stock appreciation rights (SARs). All stock options are issued in tandem with SARs and, historically, substantially all stock option plan participants have exercised the SARs instead of the stock options. The numerator used in calculating basic and diluted EPS for each period is the reported net income. The reconciliation of basic and diluted EPS for each period follows:

Three months ended March 31	2003	2002

(Thousands)
Numerator
Net Income (Loss)	$135,464	$105,570

Denominator
Basic average common shares outstanding	145,096	116,720
Restricted stock awards	119	-
Potentially dilutive common shares	269	157
Options issued with SARs	(269)	(157)

Dilutive average common shares	145,215	116,720

EPS - basic	$.93	$.90

EPS - diluted	$.93	$.90

On February 13, 2003, the company issued 229,230 shares of its common stock to certain employees under its Restricted Stock Plan and recorded deferred compensation of $4.4 million based on the market price of $19.20 per share of common stock on the date of the award. An aggregate number of two million shares may be granted under the Restricted Stock Plan, subject to adjustment. Shares of restricted stock are awarded in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The shares vest based on the conditions outlined in the restricted stock award grants, including the achievement of targeted shareholder returns, but no later than January 1, 2009. No shares of restricted stock currently outstanding have satisfied the conditions with respect to vesting.

Options to purchase shares of common stock are excluded from the determination of EPS when the exercise price of an option is greater than the average market price of a common share during the period. Shares excluded from the EPS calculation for the three months ended March 31 were: 2.6 million in 2003 and 4.2 million in 2002.

Note 5. Accounts Receivable

Accounts receivable on the balance sheets for the companies include unbilled revenues as follows: Energy East - consolidated unbilled revenues of $211 million at March 31, 2003, and $237 million at December 31, 2002; CMP - consolidated unbilled revenues of $25 million at March 31, 2003, and $33 million at December 31, 2002; NYSEG - unbilled revenues of $79 million at both March 31, 2003, and December 31, 2002; RG&E - unbilled revenues of $50 million at March 31, 2003, and $59 million at December 31, 2002.

Note 6. Statement 143

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability.

The companies' adoption of Statement 143 as of January 1, 2003, did not have a material effect on their respective financial position or results of operations. There was no effect on net income. The companies recognized various amounts on their balance sheets. Changes in the assumptions underlying the items shown in the following table could affect the balance sheet amounts and future costs related to the obligations.

	NYSEG	RG&E	Other	Consolidated Energy East

(Thousands)
Asset retirement obligation	$(539)	$(413,988)	$(942)	$(415,469)
Regulatory asset	$350	$139,611	$942	$140,903
Regulatory liability	$(3,689)	$(635)	-	$(4,324)
Increase in utility plant	$30	$74,064	-	$74,094
Decrease in accumulated depreciation	$3,848	$200,948	-	$204,796

In addition to the asset retirement obligations, Energy East's utilities have and will continue to have cost of removal liabilities embedded within accumulated depreciation pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation.

Note 7. Acquisition of RGS Energy Group

Due to the completion of the company's merger with RGS Energy Group, Inc. on June 28, 2002, the company's consolidated financial statements include RGS Energy's results beginning with July 2002. RGS Energy did not push goodwill down to RG&E. As of March 31, 2003, $29 million of the purchase price for RGS Energy was allocated to intangible assets, based on an appraisal.

The following pro forma information for the company for the three months ended March 31, 2002, which is based on unaudited data, gives effect to the company's merger with RGS Energy as if it had been completed January 1, 2002. This information does not reflect future revenues or cost savings that may result from the merger and is not indicative of actual results of operations had the merger occurred at the beginning of the period presented or of results that may occur in the future.
Three months ended March 31	2002

(Thousands, except per share amounts)
Operating revenues	$1,407,711
Net income (loss)	$125,435
Earnings per share of common stock	$.87

Pro forma adjustments reflected in the amounts presented above include: (1) adjusting RGS Energy's nonutility assets to fair value based on an independent appraisal, (2) adjusting depreciation and amortization of assets to the accounting base recognized in recording the combination, (3) amortization of other intangible assets with finite lives, (4) elimination of merger costs, (5) additional interest expense due to the issuance of merger-related debt, (6) adjustments for estimated tax effects of the above adjustments and (7) additional common shares issued in connection with the merger. The pro forma results include a loss from the writedown of CMP Group's investment in NEON Communications of 5 cents per share during the quarter ended March 31, 2002. The pro forma results of operations for the three months ended March 31, 2002, include the results of operations of RGS Energy as follows (in thousands): Operating revenues - $379,133; Operating expenses - $325,463, Operating income - $53,670; Income before income taxes - $40,566; and Net income - $24,108.

Note 8. Supplemental Disclosure of Cash Flows Information

	2003	2002

(Thousands)
Cash paid during the three months ended March 31:
Interest, net of amounts capitalized Energy East CMP NYSEG RG&E	$34,434 $9,909 $8,745 $8,685	$28,416 $8,886 $13,447 $9,821

Income taxes, net of benefits received Energy East CMP NYSEG RG&E	$(598) $(23) $32 $(2,775)	$(4,290) $(2,536) $6,025 $18,008

Note 9. Intangible Assets

At March 31, 2003, and December 31, 2002, the company's unamortized intangible assets had a carrying amount of $17 million and primarily consisted of trade names and pension assets. At March 31, 2003, and December 31, 2002, the company's amortized intangible assets had a gross carrying amount of $47 million and primarily consisted of customer lists and investments in pipelines. Accumulated amortization was $16 million at March 31, 2003, and $15 million at December 31, 2002. Estimated amortization expense for intangible assets for the next five years is approximately $4 million each year for 2003 through 2005, and $3 million each year for 2006 and 2007.

CMP's unamortized intangible assets consist of pension assets and had a carrying amount of $2 million at March 31, 2003, and December 31, 2002. CMP's amortized intangible assets primarily consist of technology rights, and had a gross carrying amount and accumulated amortization of less than $0.3 million at March 31, 2003, and December 31, 2002. Estimated amortization expense for intangible assets is $9 thousand for each of the next five years, 2003 through 2007.

NYSEG's unamortized intangible assets primarily consist of pension assets, franchises and consents, and had a carrying amount of $2 million at March 31, 2003, and December 31, 2002. NYSEG's amortized intangible assets consist of hydroelectric licenses, and had a gross carrying amount of $1.5 million and accumulated amortization of $1 million at March 31, 2003, and December 31, 2002. Estimated amortization expense for intangible assets for the next five years is $64 thousand for the years 2003 through 2005, $57 thousand for 2006 and $55 thousand for 2007.

RG&E's amortized intangible assets consist of water rights, and had a gross carrying amount of $3 million and accumulated amortization of $2 million at March 31, 2003, and December 31, 2002. Estimated amortization expense for intangible assets is $78 thousand for each of the next five years, 2003 through 2007.

Note 10. Segment Information

Energy East's electric delivery business consists of its regulated transmission, distribution and generation operations in Maine and New York state; and its natural gas delivery business consists of its regulated transportation, storage and distribution operations in New York State, Connecticut, Maine and Massachusetts. Other includes: the company's corporate assets, interest income, interest expense and operating expenses; intersegment eliminations; and nonutility businesses. The $24 million increase in goodwill was due to the recognition of additional excess earnings in the electric segment, a preacquisition contingency, for RG&E.

CMP's electric delivery business, which it conducts in Maine, consists of its regulated transmission and distribution operations. Other consists of CMP's corporate assets.

NYSEG's electric delivery business consists of its regulated transmission, distribution and generation operations. Its natural gas delivery business consists of its regulated transportation, storage and distribution operations. NYSEG operates in New York State. Other consists of NYSEG's corporate assets.

RG&E's electric delivery business consists of its regulated transmission, distribution and generation operations. Its natural gas delivery business consists of its regulated transportation, storage and distribution operations. RG&E operates in New York State. Other consists of RG&E's corporate assets.

Selected information for Energy East's, CMP's, NYSEG's and RG&E's business segments is:
	Electric Delivery	Natural Gas Delivery	Other	Total
(Thousands)
Three Months Ended
March 31, 2003
Operating Revenues Energy East CMP NYSEG RG&E	$758,713 $176,418 $405,968 $176,294	$640,112 - $169,764 $150,400	$240,521 - - -	$1,639,346 $176,418 $575,732 $326,694
Net Income (Loss) Energy East CMP NYSEG RG&E	$62,675 $24,103 $39,592 $(14,350)	$66,226 - $21,025 $15,840	$6,563 - - -	$135,464 $24,103 $60,617 $1,490
March 31, 2002
Operating Revenues Energy East CMP NYSEG RG&E	$631,040 $200,614 $430,374 $168,957	$344,968 - $126,881 $109,333	$52,570 - - -	$1,028,578 $200,614 $557,255 $278,290
Net Income (Loss) Energy East CMP NYSEG RG&E	$76,956 $23,283 $58,490 $8,614	$41,181 - $11,131 $12,114	($12,567) - - -	$105,570 $23,283 $69,621 $20,728

	Electric Delivery	Natural Gas Delivery	Other	Total
(Thousands)
Total Assets
March 31, 2003 Energy East CMP NYSEG RG&E	$7,045,093 $1,771,155 $2,277,282 $2,187,303	$3,289,419 - $790,450 $498,052	$487,066 $8,540 $152,425 $102,451	$10,821,578 $1,779,695 $3,220,157 $2,787,806
December 31, 2002 Energy East CMP NYSEG RG&E	$6,582,234 $1,777,727 $2,218,737 $1,811,146	$3,201,235 - $737,629 $502,305	$473,418 $8,596 $97,060 $138,646	$10,256,887 $1,786,323 $3,053,426 $2,452,097
Goodwill
March 31, 2003 Energy East CMP NYSEG	$845,372 $324,725 -	$677,169 - $11,199	$20,096 $855 -	$1,542,637 $325,580 $11,199
December 31, 2002 Energy East CMP NYSEG	$819,992 $324,725 -	$677,952 - $11,199	$20,229 $855 -	$1,518,173 $325,580 $11,199

Note 11. Reclassifications

Certain amounts have been reclassified in the unaudited financial statements to conform with the 2003 presentation.

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that involve risks and uncertainties and that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; the companies' ability to compete in the rapidly changing and increasingly competitive electricity and/or natural gas utility markets; regulatory uncertainty in a politically-charged environment of changing energy prices; the operation of the New York Independent System Operator and ISO New England, Inc.; the operation of a regional transmission organization; the ability to recover nonutility generator and other costs; changes in fuel supply or cost and the success of strategies to satisfy power requirements now that most generation assets have been sold; the company's ability to expand its products and services, including its energy infrastructure in the Northeast; the company's ability to integrate the operations of Berkshire Energy Resources, CMP Group, Connecticut Energy Corporation, CTG Resources and RGS Energy with its operations; the company's ability to achieve enterprise-wide integration synergies; market risk; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which the companies are doing business; weather variations affecting customer energy usage; authoritative accounting guidance; acts of terrorists; and other considerations, such as the effect of the volatility in the equity markets on pension benefit cost, that may be disclosed from time to time in the companies' publicly disseminated documents and filings. The companies undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
(See report on Form 10-K for Energy East, CMP, NYSEG and RG&E for fiscal year ended December 31, 2002, Item 7A - Quantitative and Qualitative Disclosures About Market Risk.)

Commodity Price Risk: NYSEG's current electric rate plan offers retail customers choice in their electricity supply including a variable rate option, an option to purchase electricity supply from an alternative energy company, and a bundled rate option. Based on the results from the enrollment period that ended December 31, 2002, approximately 30% of NYSEG's total electric load is now provided by an alternative energy company or at the market price. NYSEG's exposure to fluctuations in the market price of electricity is limited to the load required to serve those customers who select the bundled rate option, which combines delivery and supply service at a fixed price. For calendar years 2003 and 2004 the supply component is based on average electricity forward prices for 2003 and 2004 during September 2002, plus a 35% margin to cover the costs and risk that NYSEG is assuming by providing a bundled rate option to retail customers. NYSEG has actively hedged the load required to serve customers who select the bundled rate option. As of May 1, 2003, NYSEG's load was 90% hedged for on-peak periods and 85% hedged for off-peak periods in 2003 and 86% hedged for on-peak periods and 85% hedged for off-peak periods in 2004. A fluctuation of $1.00 per megawatt-hour in the price of electricity would change earnings by $0.5 million in 2003 and $1 million in 2004. The percent of NYSEG's hedged load is based on NYSEG's load forecasts, which include certain assumptions such as historical weather patterns. Actual results could differ as a result of changes in the load compared to the load forecast.

RG&E faces commodity price risk that relates to market fluctuations in the price of electricity and natural gas. Owned electric generation and long-term supply contracts significantly reduce RG&E's exposure to market fluctuations for procurement of its electric supply. As of May 1, 2003, RG&E's load was fully hedged for both on-peak and off-peak periods in 2003 and 2004. A fluctuation of $1.00 per megawatt-hour in the price of on-peak electricity would change earnings by $0.3 million in 2003. The percent of RG&E's hedged load is based on RG&E's load forecasts, which include certain assumptions such as historical weather patterns. Actual results could differ as a result of changes in the load compared to the load forecast.

NYSEG and RG&E use natural gas futures and forwards to manage fluctuations in natural gas commodity prices and provide price stability to customers. The cost or benefit of natural gas futures and forwards are included in the commodity cost when the related sales commitments are fulfilled.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index.

(b)  The following reports on Form 8-K were filed during the quarter:

Energy East filed two reports on Form 8-K; one, dated January 31, 2003, was filed to report certain information under Item 9, "Regulation FD Disclosure," and the other, dated March 5, 2003, was filed to report certain information under Item 5, "Other Events."

RG&E filed a Form 8-K dated March 5, 2003, to report certain information under Item 5, "Other Events."

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2003	ENERGY EAST CORPORATION (Registrant) By /s/Robert E. Rude Robert E. Rude Vice President and Controller (Principal Accounting Officer)
Date: May 8, 2003	CENTRAL MAINE POWER COMPANY (Registrant) By /s/Curtis I. Call Curtis I. Call Vice President, Controller & Treasurer (Principal Financial Officer)
Date: May 8, 2003	NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant) By /s/James P. Laurito James P. Laurito President and Treasurer (Principal Financial Officer)
Date: May 8, 2003	ROCHESTER GAS AND ELECTRIC CORPORATION (Registrant) By /s/Joseph J. Syta Joseph J. Syta Controller and Treasurer (Principal Financial Officer)

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

Date: May 8, 2003	/s/Wesley W. von Schack Wesley W. von Schack Chairman, President & Chief Executive Officer

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

Date: May 8, 2003	/s/Kenneth M. Jasinski Kenneth M. Jasinski Executive Vice President and Chief Financial Officer

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

Date: May 8, 2003	/s/Sara J. Burns Sara J. Burns President

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

Date: May 8, 2003	/s/Curtis I. Call Curtis I. Call Vice President, Controller & Treasurer

Certifications (Cont'd)

I, James P. Laurito, certify that:

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

Date: May 8, 2003	/s/James P. Laurito James P. Laurito President and Treasurer

Certifications (Cont'd)

I, James P. Laurito, certify that:

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

Date: May 8, 2003	/s/James P. Laurito James P. Laurito Principal Financial Officer

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

Date: May 8, 2003	/s/Paul C. Wilkens Paul C. Wilkens President

Certifications (Cont'd)

I, Joseph J. Syta, certify that:

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

Date: May 8, 2003	/s/Joseph J. Syta Joseph J. Syta Controller and Treasurer

EXHIBIT INDEX

The following exhibits are delivered with this report:
Registrant	Exhibit No.	Description of Exhibit
Energy East Corporation	99-1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 of Energy East Corporation.
Central Maine Power Company	99-1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 of Central Maine Power Company.
New York State Electric & Gas Corporation	99-1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 of New York State Electric & Gas Corporation.
Rochester Gas and Electric Corporation	99-1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 of Rochester Gas and Electric Corporation.