Form 10-Q
period 2004-06-30
ROCHESTER GAS & ELECTRIC CORP; CENTRAL MAINE POWER CO; ENERGY EAST CORP; NEW YORK STATE ELECTRIC & GAS CORP
filed 2004-08-06
CIK 84557, 18675, 1046861, 71675

Quick Links/Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended  June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Registrant
Energy East Corporation	Yes X	No
Central Maine Power Company	Yes	No X
New York State Electric & Gas Corporation	Yes	No X
Rochester Gas and Electric Corporation	Yes	No X

As of July 31, 2004, shares of common stock outstanding for each registrant were:
Registrant	Description	Shares
Energy East Corporation	Par value $.01 per share	146,706,572
Central Maine Power Company	Par value $5 per share	31,211,471 (1)
New York State Electric & Gas Corporation	Par value $6.66 2/3 per share	64,508,477 (2)
Rochester Gas and Electric Corporation	Par value $5 per share	34,506,513 (2)

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

1 2 4 5 5 6 16

Central Maine Power Company
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

19 20 22 22 22 23 24

New York State Electric & Gas Corporation
  Condensed Statements of Income
  Condensed Balance Sheets
  Condensed Statements of Cash Flows
  Condensed Statements of Retained Earnings
  Condensed Statements of Comprehensive Income
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

25 26 28 29 29 30 31

Rochester Gas and Electric Corporation
  Condensed Statements of Income
  Condensed Balance Sheets
  Condensed Statements of Cash Flows
  Condensed Statements of Retained Earnings
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations
  (a) Liquidity and Capital Resources
  (b) Results of Operations

33 34 36 36 37 38

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
Energy East Corporation Condensed Consolidated Statements of Income - (Unaudited)
	Three Months		Six Months

Periods ended June 30	2004	2003	2004	2003

(Thousands, except per share amounts)
Operating Revenues
Sales and services	$980,566	$979,113	$2,561,639	$2,483,944
Operating Expenses
Electricity purchased and fuel used in generation	338,253	300,967	734,906	659,334
Natural gas purchased	169,700	178,414	669,549	629,465
Other operating expenses	158,065	199,916	372,072	394,539
Maintenance	42,814	43,309	85,476	89,556
Depreciation and amortization	84,799	73,774	169,934	149,107
Other taxes	58,248	58,382	133,670	143,649
Gain on sale of generation assets	(319,487)	-	(319,487)	-
Deferral of asset sale gain	214,368	-	214,368	-

Total Operating Expenses	746,760	854,762	2,060,488	2,065,650

Operating Income	233,806	124,351	501,151	418,294
Other (Income)	(11,681)	(2,278)	(17,409)	(6,810)
Other Deductions	4,398	1,261	7,675	3,048
Interest Charges, Net	68,822	68,090	138,812	135,825
Preferred Stock Dividends of Subsidiaries	1,791	8,739	2,779	17,157

Income From Continuing Operations Before Income Taxes	170,476	48,539	369,294	269,074
Income Taxes	127,694	20,206	205,803	109,050

Income From Continuing Operations	42,782	28,333	163,491	160,024

Discontinued Operations
(Loss) income from discontinued operations	(4,249)	(901)	(4,527)	5,058
Income taxes (benefits)	467	(285)	346	1,901

(Loss) Income From Discontinued Operations	(4,716)	(616)	(4,873)	3,157

Net Income	$38,066	$27,717	$158,618	$163,181

Earnings Per Share From Continuing Operations, basic	$.29	$.19	$1.12	$1.10

Earnings Per Share From Continuing Operations, diluted	$.29	$.19	$1.11	$1.10

Earnings Per Share From Discontinued Operations, basic	$(.03)	-	$(.03)	$.02

Earnings Per Share From Discontinued Operations, diluted	$(.03)	-	$(.03)	..02

Total Earnings Per Share, basic	$.26	$.19	$1.09	$1.12

Total Earnings Per Share, diluted	$.26	$.19	$1.08	$1.12

Dividends Paid Per Share	$.26	$.25	$.52	$.50

Average Common Shares Outstanding, basic	146,148	145,415	146,116	145,256

Average Common Shares Outstanding, diluted	146,596	145,640	146,512	145,429

The notes on pages 41 through 52 are an integral part of the financial statements.

Energy East Corporation Condensed Consolidated Balance Sheets - (Unaudited)
	June 30, 2004	Dec. 31, 2003

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$461,059	$113,187
Special deposits	7,273	34,669
Accounts receivable, net	600,846	753,328
Fuel, at average cost	124,803	159,163
Materials and supplies, at average cost	24,321	22,491
Accumulated deferred income tax benefits, net	38,289	26,262
Prepayments and other current assets	69,366	81,746

Total Current Assets	1,325,957	1,190,846

Utility Plant, at Original Cost
Electric	5,209,400	5,992,001
Natural gas	2,453,826	2,405,795
Common	408,831	361,737

	8,072,057	8,759,533
Less accumulated depreciation	2,523,200	3,216,927

Net Utility Plant in Service	5,548,857	5,542,606
Construction work in progress	69,042	235,503

Total Utility Plant	5,617,899	5,778,109

Other Property and Investments, Net	190,382	465,609

Regulatory and Other Assets
Regulatory Assets
Nuclear plant obligations	379,367	414,432
Unfunded future income taxes	114,542	254,977
Unamortized loss on debt reacquisitions	48,595	47,509
Environmental remediation costs	122,662	122,846
Nonutility generator termination agreements	101,395	106,631
Asset retirement obligation	-	163,530
Other	397,594	407,432

Total regulatory assets	1,164,155	1,517,357

Other Assets
Goodwill, net	1,527,169	1,533,123
Prepaid pension benefits	637,170	608,933
Other	205,296	212,455

Total other assets	2,369,635	2,354,511

Total Regulatory and Other Assets	3,533,790	3,871,868

Total Assets	$10,668,028	$11,306,432

The notes on pages 41 through 52 are an integral part of the financial statements.

Energy East Corporation Condensed Consolidated Balance Sheets - (Unaudited)
	June 30, 2004	Dec. 31, 2003

(Thousands)
Liabilities
Current Liabilities
Current portion of preferred stock of subsidiary subject to mandatory redemption requirements	-	$1,250
Current portion of long-term debt	$24,711	30,989
Notes payable	31,201	308,406
Accounts payable and accrued liabilities	390,469	339,812
Interest accrued	47,395	48,989
Taxes accrued	118,666	43,710
Other	136,869	191,873

Total Current Liabilities	749,311	965,029

Regulatory and Other Liabilities
Regulatory liabilities
Accrued removal obligation	735,879	731,621
Deferred income taxes	14,858	181,211
Gain on sale of generation assets	238,887	129,640
Pension benefits	31,728	51,970
Other	123,878	96,509

Total regulatory liabilities	1,145,230	1,190,951

Other liabilities
Deferred income taxes	947,843	853,489
Nuclear plant obligations	265,022	277,643
Other postretirement benefits	424,817	408,903
Asset retirement obligation	3,049	437,076
Environmental remediation costs	147,897	145,446
Other	365,769	346,630

Total other liabilities	2,154,397	2,469,187

Total Regulatory and Other Liabilities	3,299,627	3,660,138

Debt owed to subsidiary holding solely parent debentures	355,670	355,670
Preferred stock of subsidiary subject to mandatory redemption requirements	-	23,750
Other long-term debt	3,552,011	3,638,426

Total long-term debt	3,907,681	4,017,846

Total Liabilities	7,956,619	8,643,013

Commitments	-	-
Preferred Stock of Subsidiaries Redeemable solely at the option of subsidiaries	46,624	91,095
Common Stock Equity Common stock	1,467	1,463
Capital in excess of par value	1,464,528	1,458,802
Retained earnings	1,209,131	1,126,457
Accumulated other comprehensive income (loss)	(2,931)	(11,214)
Deferred compensation	(6,765)	(2,820)
Treasury stock, at cost	(645)	(364)

Total Common Stock Equity	2,664,785	2,572,324

Total Liabilities and Stockholders' Equity	$10,668,028	$11,306,432

The notes on pages 41 through 52 are an integral part of the financial statements.

Energy East Corporation Condensed Consolidated Statements of Cash Flows - (Unaudited)
Six months ended June 30	2004	2003

(Thousands)
Net Cash Provided by Operating Activities	$405,808	$377,971

Investing Activities
Proceeds from sale of generation assets	428,541	-
Refund of excess decommissioning fund	76,593	-
Utility plant additions	(123,554)	(112,955)
Other property and investments additions	(2,045)	(13,631)
Other property and investments sold	7,957	5,054
Special deposits	27,396	(81,134)
Other	(3,501)	(2,377)

Net Cash Provided (Used) in Investing Activities	411,387	(205,043)

Financing Activities
Issuance of common stock	1,252	2,466
Repurchase of common stock	(6,071)	-
Outstanding customer refund, overdraft	57,388	-
Repayments of first mortgage bonds and preferred stock of subsidiaries, including net premiums	(162,053)	(115,270)
Long-term note issuances	12,000	196,986
Long-term note repayments	(12,778)	(6,140)
Notes payable three months or less, net	(279,203)	(128,700)
Notes payable issuances	3,000	-
Notes payable repayments	(16,000)	(91,435)
Dividends on common stock	(66,858)	(63,803)

Net Cash Used in Financing Activities	(469,323)	(205,896)

Net Increase (Decrease) in Cash and Cash Equivalents	347,872	(32,968)
Cash and Cash Equivalents, Beginning of Period	113,187	250,490

Cash and Cash Equivalents, End of Period	$461,059	$217,522

The notes on pages 41 through 52 are an integral part of the financial statements.

Energy East Corporation Condensed Consolidated Statements of Retained Earnings - (Unaudited)
Six months ended June 30	2004	2003

(Thousands)
Balance, Beginning of Period	$1,126,457	$1,061,428

Add net income	158,618	163,181

Deduct dividends on common stock	75,944	72,566

Balance, End of Period	$1,209,131	$1,152,043

The notes on pages 41 through 52 are an integral part of the financial statements.

Energy East Corporation Condensed Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months

Periods ended June 30	2004	2003	2004	2003

(Thousands)
Net income	$38,066	$27,717	$158,618	$163,181
Other comprehensive income, net of tax
Net unrealized gains (losses) on investments, net of income tax (expense) for the three months of $- in 2004 and $(391) in 2003 and for the six months of $- in 2004 and $(642) in 2003	(947)	578	(927)	964
Unrealized gains (losses) on derivatives qualified as hedges, net of income tax benefit (expense) for the three months of $(4,712) in 2004 and $4,737 in 2003 and for the six months of $(17,229) in 2004 and $(14,016) in 2003	7,104	(7,012)	25,811	21,808
Reclassification adjustment for derivative (gains) included in net income, net of income tax expense for the three months of $5,710 in 2004 and $2,544 in 2003 and for the six months of $11,010 in 2004 and $11,574 in 2003	(8,609)	(3,836)	(16,601)	(17,454)

Net unrealized (losses) gains on derivatives qualified as hedges	(1,505)	(10,848)	9,210	4,354

Total other comprehensive income (loss)	(2,452)	(10,270)	8,283	5,318

Comprehensive Income	$35,614	$17,447	$166,901	$168,499

The notes on pages 41 through 52 are an integral part of the financial statements.

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

In addition, because Energy East's primary operations - its electric and natural gas utility operations - are subject to rate regulation, the approved regulatory treatment on various matters could significantly affect the company's operations and, therefore, its financial position and results of operations. In May 2004 Rochester Gas and Electric Corporation (RG&E), an operating company of Energy East, received approval for long-term electric and natural gas rate plans. As a result, Energy East now has long-term rate plans for all of its major utility operating companies including New York State Electric & Gas Corporation (NYSEG), Central Maine Power Company (CMP), Connecticut Natural Gas Corporation (CNG), The Southern Connecticut Gas Company (SCG) and The Berkshire Gas Company (Berkshire Gas). The plans provide for sharing of achieved savings among customers and shareholders, allow for recovery of certain costs including exogenous and uncontrollable costs, and provide stable rates for customers and revenue predictability for those six operating companies.

Over the last several years Energy East has focused its strategic efforts on its electric and natural gas delivery operations, rather than on the more volatile electricity generation business, and has sought to rationalize its nonutility businesses to ensure they fit its strategic focus. As discussed below, RG&E successfully completed the sale of its Ginna nuclear generating station (Ginna) to Constellation Generation Group LLC (CGG) on June 10, 2004. In addition, on July 26, 2004, CMP Group, Inc. sold the majority of the assets of its subsidiary, Union Water Power Company (UWP).

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

The company engages in various investing and financing activities to meet its strategic objectives. Investing activities are conducted primarily to maintain a reliable energy delivery infrastructure and are funded primarily with internally generated funds. Financing activities, therefore, are focused on maintaining adequate liquidity, improving credit quality and minimizing the cost of capital. As a result of the Ginna sale, the company will have funds available to reduce its outstanding debt as well as that of RG&E.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

(a) Liquidity and Capital Resources

Restructuring

In the first quarter of 2004 the company completed its consolidation of various accounting and finance functions. Energy East recognized a $4 million total liability for an enhanced severance program for 83 accounting and finance employees who were employed through March 31, 2004. The company recorded approximately $2 million of that liability as of the end of the fourth quarter of 2003 and recorded the remaining $2 million of the liability in the first quarter of 2004. The liability was entirely paid off as of June 30, 2004.

Electric Delivery Business

The company's electric delivery business consists primarily of its regulated electricity transmission, distribution and generation operations in upstate New York and Maine.

RG&E 2003 Electric and Natural Gas Rate Agreements: In May 2003 RG&E filed a rate case with the New York State Public Service Commission (NYPSC) to recover costs that RG&E has incurred and will continue to incur in providing safe and reliable electric and natural gas service. On May 20, 2004, the NYPSC approved Electric and Natural Gas Joint Proposals (Electric and Natural Gas Rate Agreements) that had been negotiated with Staff of the NYPSC and other interested parties and that address RG&E's electric and natural gas rates through 2008.

Key features of the Electric Rate Agreement include:

  Freezing electric delivery rates through December 2008, except for the implementation of a retail access surcharge effective May 1, 2004, that will recover $7 million annually.
  Allowing RG&E to recover its actual electricity supply costs beginning in May 2004.
  Refunding to customers over the term of the plan $110 million of the approximately $357 million net proceeds from the sale of Ginna, including refunding $60 million after the closing, and refunding the remaining $50 million over the following three years. (See Sale of Ginna Station and Note 2 to the Condensed Financial Statements.)
  Establishing an Asset Sale Gain Account (ASGA) with the net proceeds from the Ginna sale. Portions of the ASGA will be used as follows:
  To cover $6 million of replacement purchased power costs incurred in connection with the 2003 Ginna refueling outage;
  To provide the company with revenue equivalent to a $2 million annual increase in electric delivery rates;
  To compensate RG&E for maximizing the sale value of Ginna through a credit to RG&E of $3.3 million annually over the term of the settlement;
  RG&E estimates that at the end of 2008 approximately $121 million will remain in the ASGA, which may be used at the discretion of the NYPSC for rate moderation, among other things.
  Establishing an earnings sharing mechanism to allow customers and stockholders to share equally in earnings above a 12.25% return on equity (ROE) target.
  Creating and expanding initiatives to enable energy service companies (ESCOs) in RG&E's service territory to attract new customers. RG&E will be allowed to increase its earnings sharing threshold to 12.50% by meeting to-be-determined standards designed to measure improvements in its retail access program, such as increasing customer awareness of competitive alternatives and increasing customer migration.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation
  Ensuring that RG&E continues to maintain the high quality of service and reliability that it currently provides by specifying service quality and reliability standards and capital investment objectives.

Key features of the Natural Gas Rate Agreement include:

  Freezing natural gas delivery rates through December 2008, except for the implementation of a merchant function charge that will recover approximately $7 million annually beginning May 1, 2004.
  Implementing a weather normalization adjustment to protect both customers and RG&E from fluctuating revenues due to swings in temperature outside a normal range.
  Implementing gas cost incentive mechanisms to provide a means of sharing with customers future gas supply cost savings achieved by RG&E.
  Establishing provisions similar to those in the Electric Rate Agreement regarding earnings sharing and service quality and reliability. The level for earnings sharing is 12.00%, with the opportunity to increase to 12.25% if certain targets are achieved.

The Electric and Natural Gas Rate Agreements resolve all outstanding issues in the RG&E Cost Deferral Petitions and the RG&E 2002 Electric and Gas Rate Proceeding. In addition, RG&E has withdrawn its appeal of an order the NYPSC issued in March 2003. (See report on Form 10-Q for Energy East and RG&E for the quarter ended March 31, 2004, Item 2, Electric Delivery Business - RG&E Cost Deferral Petitions and RG&E 2002 Electric and Gas Rate Proceeding.)

Sale of Ginna Station: On June 10, 2004, after receiving all regulatory approvals, RG&E sold Ginna to CGG. RG&E received at closing $429 million in cash. RG&E's Electric Rate Agreement resolves all regulatory and ratemaking aspects related to the sale of Ginna. On May 20, 2004, the NYPSC issued an order approving the sale of Ginna. RG&E's Electric Rate Agreement provides for an ASGA, established at the time of closing in the amount of approximately $357 million, and addresses the disposition of the asset sale gain. (See RG&E 2003 Electric and Natural Gas Rate Agreements and Note 2 to the Condensed Financial Statements.)

Upon closing of the Ginna sale, RG&E transferred $201 million of decommissioning funds to CGG, which will take responsibility for all future decommissioning funding. This amount fully meets the Nuclear Regulatory Commission's decommissioning funding requirements for Ginna. RG&E retained $77 million in excess decommissioning funds, which is part of the ASGA. The sale agreement includes a 10-year, fixed-price power purchase agreement that calls for CGG to provide electricity to RG&E at 90% of the plant's output.

RG&E Electric Rate Unbundling: In June 2003, as required by NYPSC's Order issued March 7, 2003, RG&E filed documentation with the NYPSC to unbundle commodity charges from delivery charges and to create electric commodity options for all customers. The Electric Rate Agreement provides for that unbundling and for the commodity options. Beginning January 1, 2005, customers will have an opportunity to choose to purchase commodity service from RG&E at a fixed rate or at a price that varies monthly based on the market price of electricity. Alternatively, customers may continue to choose to purchase their commodity service from an ESCO.

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

CMP Alternative Rate Plan: In September 2000 the Maine Public Utilities Commission (MPUC) approved CMP's Alternative Rate Plan (ARP 2000). ARP 2000 applies only to CMP's state jurisdictional distribution revenue requirement and excludes revenue requirements related to stranded costs and transmission services. ARP 2000 began January 1, 2001, and continues through December 31, 2007, with price changes, if any, occurring on July 1, in the years 2002 through 2007. Effective July 1, 2004, CMP's distribution prices decreased by about 1% as a result of inflation being less than the productivity offset for 2004. In addition, CMP decreased its transmission rates to eliminate billings for congestion costs that have been fully recovered and, pursuant to its formula rate approved by the Federal Energy Regulatory Commission (FERC), to reflect CMP's and the New England Power Pool's actual costs for 2003.

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

Regional Transmission Organization: ISO New England and the New England transmission owners, including CMP, made a joint regional transmission organization (RTO) filing with FERC in October 2003. On March 24, 2004, the FERC issued an order (RTO Order) accepting the six-state New England RTO filing submitted by ISO New England and the New England transmission owners, subject to certain conditions. FERC approved a proposed 50 basis point incentive adder to the ROE component, to be recovered in RTO New England's rates for regional network service. The FERC accepted a proposed 100 basis point ROE adder to reward new transmission investment for regional network services (RNS) facilities, subject to suspension, hearing and application of the FERC's Pricing Policy Statement when it is issued. The FERC also accepted, subject to suspension and hearing, the transmission owners' proposed base level ROE of 12.8% on RNS facilities but not on local network system (LNS) facilities. To provide parties an opportunity to resolve matters, the FERC instituted settlement procedures covering all matters set for hearing. The initial settlement discussions did not produce a resolution and the parties are conducting discovery of the issues set for hearing. CMP and the other New England transmission owners have requested rehearing on the issue of whether LNS facilities will earn the 12.8% base ROE and incentive adders, and clarification on

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

other aspects of the FERC's RTO Order. In addition, ISO New England and the New England transmission owners, including CMP, made a joint compliance filing as required by the RTO Order. At this time, CMP and the other New England transmission owners have informed the FERC that it needs to resolve the issues in the request for rehearing and clarification before the New England transmission owners can make a final decision regarding whether and when to join the RTO.

CMP Collective Bargaining Agreement: Effective April 30, 2004, the union contract expired between CMP and the local union of the International Brotherhood of Electrical Workers. On May 5, 2004, the union membership voted to accept CMP's offer for a new contract, which expires on April 30, 2009. The contract provides for wage increases of 3.25% in 2004, 3.0% in each year 2005, 2006 and 2007, and 2.75% in 2008. It also includes provisions for active employees to contribute to medical insurance plans at a level reflecting CMP's cost-sharing philosophy for all such plans by the end of the contract period and for employees who retire on or after July 1, 2005, to contribute toward the cost of medical insurance according to a predetermined schedule.

CMP Stranded Cost Proceeding: Through its stranded cost rates, CMP recovers the above-market costs of its purchased power agreements, as well as costs incurred to decommission and dismantle the nuclear facilities in which CMP has an ownership share, pursuant to Maine statute. The current stranded cost rates were set in 2003 and are scheduled to be updated in February 2005. CMP filed revised stranded cost estimates in July 2004, as ordered by the MPUC. CMP expects an MPUC order setting new stranded cost rates in February 2005.

CMP Nuclear Costs: CMP has ownership interests in three nuclear facilities in New England that have been permanently shutdown, and are in the process of being decommissioned: Maine Yankee Atomic Power Company (38% owned), Connecticut Yankee Atomic Power Company (6% owned) and Yankee Atomic Electric Power Company (9.5% owned) (the Yankee companies). The Yankee companies filed litigation in 1998 charging that the federal government breached contracts it entered into with each of the Yankee companies in 1983 to begin removing spent nuclear fuel from the Maine Yankee, Connecticut Yankee and Yankee Rowe nuclear plants, which are owned by the Yankee companies, no later than January 31, 1998, in return for payments by each of the Yankee companies. Two federal courts found that the federal government did breach its contracts with the Yankee companies and other utilities. A trial to determine the monetary damages owed to the Yankee companies for the Department of Energy's (DOE) continued failure to remove spent nuclear fuel began in the U.S. Court of Federal Claims in July 2004. The Yankee companies' individual damage claims are specific to each plant and include costs through 2010, the earliest date the DOE expects that it will begin removing fuel. The Yankee companies' damage claims total approximately $550 million and CMP's sponsor-weighted share is approximately $90 million. The claims also note additional costs that will be incurred for each year that fuel remains at the sites beyond 2010. If the Yankee companies prevail in these cases, any damages awarded by the Court of Federal Claims would be credited to their respective decommissioning or spent fuel trust funds and any remaining funds would be returned to electric customers when decommissioning is complete.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Pursuant to a year 2000 settlement (2000 Settlement) in a prior FERC rate case, Connecticut Yankee, on July 1, 2004, filed a revised schedule of decommissioning charges to be collected from its wholesale customers, based on an updated estimate of the costs of decommissioning. Estimated decommissioning and long-term spent fuel storage costs for the period 2000 through 2023 increased by approximately $390 million in 2003 dollars compared to the April 2000 estimate of $434 million approved by the FERC in the 2000 Settlement. The revised estimate reflects the fact that Connecticut Yankee is now self-performing all work to complete the decommissioning of the plant and the termination of Bechtel Power Corporation (Bechtel), the turnkey decommissioning contractor, in July 2003. In addition, the revised estimate contains increases in the projected costs of spent fuel storage, security, and liability and property insurance. The estimated remaining decommissioning and long-term spent fuel storage costs as of December 31, 2003, are approximately $504 million in 2003 dollars.

Connecticut Yankee is seeking recovery of incremental decommissioning costs and other damages from Bechtel and, if necessary, its surety. In turn, Bechtel has filed a complaint in Connecticut Superior Court seeking damages of $93 million for wrongful termination of the decommissioning contract. Connecticut Yankee has filed counterclaims for excess completion costs and other damages. Discovery is underway and a trial has been scheduled for May 2006.

The revised schedule for decommissioning collections is based on the 2003 estimate. Under the revised schedule, increased collections of $93 million annually would commence in January 2005 and extend through December 2010. Any increase in rates approved by the FERC will be charged to Connecticut Yankee's owners, including CMP, whose share of a $93 million increase would be approximately $6 million. Under prior regulatory settlements, CMP is allowed to defer any increased decommissioning costs for future recovery.

On June 10, 2004, the Connecticut Department of Public Utility Control (DPUC) and the Connecticut Office of Consumer Counsel filed a petition with the FERC asking the FERC to determine that, if it should find any of Connecticut Yankee's decommissioning costs were not prudently incurred, the owners may not recover those costs in rates that are ultimately charged to retail customers but must be borne by the owners of Connecticut Yankee. Connecticut Yankee and its owners, including CMP, filed protests to contest this petition. CMP cannot predict the outcome of these proceedings.

Natural Gas Delivery Business

The company's natural gas delivery business consists of its regulated natural gas transportation, storage and distribution operations in New York, Connecticut, Maine and Massachusetts.

Natural Gas Supply Agreements: Energy East's natural gas companies - NYSEG, RG&E, SCG, CNG, Berkshire Gas and Maine Natural Gas - have a three-year strategic alliance with BP Energy Company, effective April 1, 2004, for the acquisition of natural gas supply and optimization of transportation and storage services.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

NYSEG Natural Gas Rate Plan: NYSEG's Natural Gas Rate Plan, which became effective October 1, 2002, freezes overall delivery rates through December 31, 2008, implements a natural gas supply charge to collect the actual costs of natural gas and contains an earnings sharing mechanism. The earnings sharing mechanism requires equal sharing of earnings between NYSEG customers and shareholders of ROEs in excess of 11.5% for the 27-month period ended December 31, 2004, and in excess of 12.5% for each of the calendar years from 2005 through 2008. For purposes of earnings sharing, NYSEG is required to use the lower of its actual equity or a 45% equity ratio, which approximates $250 million.

On June 30, 2004, NYSEG filed a Joint Proposal executed by NYSEG and other parties, resolving outstanding issues in NYSEG's Natural Gas Rate Plan related to its natural gas delivery rate design, natural gas economic development plan and its natural gas Affordable Energy Program. Pursuant to NYSEG's Natural Gas Rate Plan, delivery rate designs in the Joint Proposal were developed for each of the remaining years on an overall revenue neutral manner, consistent with the billing units and firm delivery revenues contained in NYSEG's Natural Gas Rate Plan. The company expects the NYPSC to address the Joint Proposal at its open session on September 22, 2004.

RG&E 2003 Electric and Natural Gas Rate Agreements: See Electric Delivery Business.

NYPSC Collaborative on End State of Energy Competition: See Electric Delivery Business.

SCG Request for Recovery of Exogenous Costs: In December 2003 SCG filed an application with the DPUC to recover approximately $21 million of exogenous costs under its approved Incentive Rate Plan (IRP). The exogenous costs to be recovered include qualified pension and other postretirement benefits expenses, taxes, uncollectible expense and the cost of SCG's Customer Hardship Arrearage Forgiveness Program. Those costs were the result of events that were unanticipated and beyond SCG's control. SCG's IRP decision from the DPUC allows SCG to petition for relief from substantial and material costs resulting from such exogenous events. The DPUC established a docket for this proceeding and hearings were held in April 2004. A DPUC draft decision in this proceeding is now scheduled to be released some time in August. SCG cannot predict the outcome of this proceeding.

CNG's Purchased Gas Adjustment Clause: In April 2002 the DPUC initiated a semiannual review of CNG's Purchased Gas Adjustment Clause (PGA). The DPUC issued its draft decision in December 2002, disallowing approximately $1 million of natural gas costs that would be returned to customers through the PGA. As a result, on December 31, 2002, CNG set up a reserve to recognize a potential $1 million liability for this disallowance. In May 2004 the DPUC issued its final decision in a subsequent PGA case that clarified a number of issues and allowed CNG to reverse the $1 million reserve.

Connecticut Merger-Enabled Gas Supply Savings and Gas Cost Reduction Plan Filings: In 2001 CNG and SCG submitted filings to the DPUC regarding merger-enabled gas supply savings (MEGS) and a gas-cost reduction plan, which covered the initial period April 1, 2001, through September 30, 2001. CNG provided calculations for total MEGS of $1.3 million and SCG provided calculations for total MEGS of $2.2 million. In February 2003, based on its understanding of the components of the MEGS, the DPUC issued a draft decision on CNG's and SCG's filed MEGS and gas-cost reduction plan results, modifying the MEGS amounts to

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

$134,000 for CNG and $9,000 for SCG. CNG and SCG filed comments and additional detail with regard to the draft decision. On March 26, 2004, the DPUC issued a notice that encouraged the parties to settle the MEGS issue, which resulted in the assignment of Prosecutorial Staff of the DPUC to assist in the settlement process. The docket was suspended to allow the settlement process to proceed. CNG and SCG are diligently working toward settlement of the issues but cannot predict the final outcome of these proceedings.

Other Businesses

Sale of Other Businesses: The company continues to rationalize its nonutility businesses to ensure that they fit its strategic focus. On July 26, 2004, UWP, a subsidiary of CMP Group, Inc., sold all of the assets related to its utility locating and construction businesses. The after tax loss resulting from the sale is estimated at $5 million and includes a reduction in the goodwill that was assigned to UWP at the time of Energy East's purchase of CMP Group.

Other Matters

Accounting Issues

FIN 46R: In December 2003 the Financial Accounting Standards Board (FASB) issued its revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46R). FIN 46R addresses consolidation of variable interest entities. A variable interest entity is an entity that is not controllable through voting interests and/or in which the equity investor does not bear the residual economic risks and rewards. The company was required to apply FIN 46R to all entities subject to the interpretation as of March 31, 2004. (See Note 7 to the Condensed Financial Statements.)

FASB Staff Position No. FAS 106-2: In May 2004 the FASB issued its FASB Staff Position (FSP) No. FAS 106-2, which addresses how and when a plan sponsor should account for the federal subsidy introduced by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and could require the plan sponsor to change previously reported information. FSP No. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. When FSP No. FAS 106-2 becomes effective it supersedes FSP No. FAS 106-1. The company, CMP, NYSEG and RG&E will apply FSP No. 106-2 beginning July 1, 2004. (See Note 9 to the Condensed Financial Statements.)

Investing and Financing Activities

Investing Activities: Capital spending for the first six months of 2004 was $124 million, including nuclear fuel. Capital spending is projected to be $345 million for 2004, including nuclear fuel, and is expected to be paid for primarily with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities, compliance with environmental requirements and governmental mandates and merger integration.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Financing Activities: The financing activities discussed below include those activities necessary for the company and its subsidiaries to maintain adequate liquidity, improve credit quality and ensure access to capital markets. Activities include maintenance of credit facilities, minimal common stock issuances and various medium-term and long-term debt arrangements. They also include the steps taken at RG&E to revise its capital structure as a result of the Ginna sale. (See RG&E Financing Activities.)

During the six months ended June 30, 2004, the company issued 444,122 shares of common stock, at an average price of $23.15 per share, through its Investor Services Program (formerly known as the Dividend Reinvestment and Stock Purchase Plan). The shares issued were original issue shares.

In July 2004 the company replaced its $150 million 364-day revolving credit facility with a $150 million five-year revolving credit facility that expires in July 2009.

During the first quarter of 2004 the company awarded 242,038 shares of its common stock, issued out of its treasury stock, to certain employees through its Restricted Stock Plan and recorded deferred compensation of $6 million based on the market price per share of common stock on the dates of the awards, which averaged $23.90.

NYSEG Financing Activities: In May 2004 NYSEG entered into forward starting swaps on three adjustable-rate pollution control notes to fix the interest rates on the anniversary dates of the notes. NYSEG will receive the Bond Market Association Municipal Swap rate, an indexed floating rate, and pay fixed rates on the notional amounts as follows: 4.387% on $60 million (anniversary date March 15, 2005), 4.330% on $30 million (anniversary date October 15, 2004) and 4.390% on $42 million (anniversary date December 1, 2004).

In July 2004 NYSEG and RG&E replaced their joint 364-day revolving credit facility, which was due to expire in December 2004, with a five-year $230 million revolving credit facility with certain banks. NYSEG is permitted to borrow up to $180 million under the facility, RG&E is permitted to borrow up to $75 million, and NYSEG and RG&E are allowed to issue letters of credit totaling up to $40 million, not to exceed a combined total of $230 million.

In August 2004 NYSEG expects to refund $204 million of tax-exempt fixed-rate pollution control notes that have interest rates ranging from 5.70% to 6.05% with proceeds from the issuance of $204 million of multi-mode tax-exempt pollution control notes, which will initially be in a Dutch Auction mode. In July 2004 NYSEG entered into a forward starting swap to fix the interest rate on one of the tax-exempt pollution control notes in the Dutch Auction mode. NYSEG will pay a fixed rate of 3.80% and will receive 67% of the one-month LIBOR rate on a notional amount of $70 million.

RG&E Financing Activities: On March 1, 2004, RG&E redeemed, at par, as required by a mandatory sinking fund provision, $1.25 million of 6.60% Series V preferred stock, Par Value $100, using available cash. On May 5, 2004, RG&E redeemed, at par, the remaining $23.75 million of the 6.60% Series V preferred stock, using available cash. The 6.60% Series V preferred stock, because it was mandatorily redeemable, was classified as a liability as of July 1, 2003, in accordance with FASB Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

On May 5, 2004, RG&E redeemed its remaining preferred stock, including: $12 million of 4% Series F (120,000 shares), $8 million of 4.10% Series H (80,000 shares), $6 million of 4 3/4% Series I (60,000 shares), $5 million of 4.10% Series J (50,000 share), $6 million of 4.95% Series K (60,000 shares) and $10 million of 4.55% Series M (100,000 shares), all redeemed at a premium. On May 6, 2004, RG&E redeemed, at a premium, $40 million of 7.45% Series first mortgage bonds due July 2023, and the following Series of first mortgage bonds due March 2023: $33 million of 7.64%, $5 million of 7.66%, and $12 million of 7.67%. Those redemptions were financed through available cash and a short-term credit facility. The short-term credit facility was repaid with proceeds from the sale of Ginna.

In July 2004 RG&E and NYSEG replaced their joint 364-day revolving credit facility, which was due to expire in December 2004, with a five-year $230 million revolving credit facility with certain banks. RG&E is permitted to borrow up to $75 million under the facility, NYSEG is permitted to borrow up to $180 million, and RG&E and NYSEG are allowed to issue letters of credit totaling up to $40 million, not to exceed a combined total of $230 million.

In August 2004 RG&E expects to refund $60 million of fixed-rate tax-exempt mortgage bonds that have rates ranging from 6.35% to 6.5% with proceeds from the issuance of $60 million of multi-mode tax-exempt pollution control notes, which will initially be in a Dutch Auction mode.

In the second quarter of 2004, RG&E declared common dividends of $170 million in order to rebalance its capital structure after the Ginna sale. These funds will be used to reduce debt outstanding at Energy East.

Other Financing Activities:

In the second quarter of 2004 Berkshire Gas, CNG and SCG renewed their joint $105 million 364-day revolving credit facility. The amounts the companies are permitted to borrow up to: Berkshire Gas - $15 million, CNG - $50 million and SCG - $55 million, not to exceed a combined total of $105 million.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

(b) Results of Operations
Three months ended June 30	2004	2003	Change

(Thousands, except per share amounts)
Operating Revenues	$980,566	$979,113	-
Operating Income	$233,806	$124,351	88%
Income from Continuing Operations	$42,782	$28,333	49%
Net Income	$38,066	$27,717	37%
Average Common Shares Outstanding, basic	146,148	145,415	1%
Earnings Per Share from Continuing Operations, basic and diluted	$.29	$.19	53%
Earnings Per Share, basic and diluted	$.26	$.19	37%
Dividends Paid Per Share	$.26	$.25	4%

Earnings from continuing operations were 29 cents per share for the quarter ended June 30, 2004, compared to 19 cents per share for the quarter ended June 30, 2003. The increase is primarily due to one-time effects from the sale of Ginna and the approval of RG&E's Electric and Natural Gas Rate Agreements, which increased earnings 7 cents per share. The one-time effects include the flow-through of excess deferred taxes and investment tax credits and the elimination of certain reserves established pending regulatory determination. Ongoing effects from RG&E's Electric and Natural Gas Rate Agreements added 5 cents per share to earnings, and include increases as a result of RG&E's electric retail access surcharge and natural gas merchant function charge, and annual credits to RG&E from the ASGA as provided in the Electric Rate Agreement. (See RG&E 2003 Electric and Natural Gas Rate Agreements.) Lower stock-based compensation expenses contributed another 5 cents per share to earnings. Those increases were partially offset by a decrease of 5 cents per share from lower natural gas deliveries due to milder weather.

Six months ended June 30	2004	2003	Change

(Thousands, except per share amounts)
Operating Revenues	$2,561,639	$2,483,944	3%
Operating Income	$501,151	$418,294	20%
Income from Continuing Operations	$163,491	$160,024	2%
Net Income	$158,618	$163,181	(3%)
Average Common Shares Outstanding, basic	146,116	145,256	1%
Earnings Per Share from Continuing Operations, basic	$1.12	$1.10	2%
Earnings Per Share from Continuing Operations, diluted	$1.11	$1.10	1%
Earnings Per Share, basic	$1.09	$1.12	(3%)
Earnings Per Share, diluted	$1.08	$1.12	(4%)
Dividends Paid Per Share	$.52	$.50	4%

Earnings from continuing operations were $1.12 per share for the six months ended June 30, 2004, compared to $1.10 per share for the six months ended June 30, 2003. The increase is primarily the result of the second quarter effects of the sale of Ginna and RG&E's Electric and Natural Gas Rate Agreements discussed above, and because of integration savings and other cost reductions. Earnings were reduced 5 cents per share due to the accumulated effects of stock-based compensation expenses as a result of the changes in the market value of Energy East stock during the first two quarters of 2004 as compared to the same periods last year. Earnings were reduced another 9 cents per share because of lower natural gas deliveries due to milder weather.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Operating Results for the Electric Delivery Business
Three months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Megawatt-hours	7,295	7,141	2%
Operating Revenues	$641,057	$640,035	-
Operating Expenses	$425,098	$536,329	(21%)
Operating Income	$215,959	$103,706	108%

Operating revenues for the second quarter of 2004 decreased $1 million primarily as a result of lower revenues of $10 million due to a change in market structure for RG&E that allows ESCOs to provide electricity and $5 million because of lower prices for CMP's retail customers. Those decreases were partially offset by higher retail deliveries of $10 million and higher wholesale revenues of $9 million for NYSEG.

Operating expenses decreased $111 million primarily due to RG&E's recognition of a $319 million pretax gain on the Ginna sale, partially offset by RG&E's deferral of the gain net of tax of $214 million.

Six months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Megawatt-hours	15,345	15,231	1%
Operating Revenues	$1,371,652	$1,398,748	(2%)
Operating Expenses	$1,012,909	$1,139,237	(11%)
Operating Income	$358,743	$259,511	38%

Operating revenues for the six months decreased $27 million. The primary factors were revenue decreases of approximately $21 million because of rate reductions for CMP to reflect lower amortization of storm and demand-side management costs; and $22 million due to a change in market structure for RG&E that allows ESCOs to provide electricity, resulting in lower retail revenues offset by higher wholesale revenues and lower fuel costs. Those decreases were partially offset by increased retail deliveries of $4 million, increased wholesale revenues of $8 million and an $8 million increase in transmission revenues for NYSEG.

Operating expenses for the six months decreased $126 million primarily due to RG&E's recognition of a $319 million pretax gain on the Ginna sale, partially offset by RG&E's deferral of the gain net of tax of $214 million. In addition, operating expenses for the first quarter of 2004 decreased $15 million primarily due to a reduction in purchased power costs.

Management's discussion and analysis of financial condition and results of operations

Energy East Corporation

Operating Results for the Natural Gas Delivery Business
Three months ended June 30	2004	2003	Change

(Thousands
Retail Deliveries - Dekatherms	35,952	39,026	(8%)
Operating Revenues	$240,282	$264,054	(9%)
Operating Expenses	$232,485	$244,033	(5%)
Operating Income	$7,797	$20,021	(61%)

Operating revenues decreased $24 million for the second quarter of 2004 primarily due to lower deliveries that reduced revenues $40 million, partially offset by higher gas costs that are passed on to customers that increased revenues $16 million.

Operating expenses decreased $12 million compared to the prior year quarter. The primary cause was a decrease in volume of natural gas purchases of $14 million. This decrease was offset by higher natural gas prices of $10 million. Lower wholesale volumes decreased expenses $4 million for the quarter.
Six months ended June 30	2004	2003	Change

(Thousands
Retail Deliveries - Dekatherms	123,549	128,242	(4%)
Operating Revenues	$922,006	$904,167	2%
Operating Expenses	$789,191	$751,569	5%
Operating Income	$132,815	$152,598	(13%)

Operating revenues increased $18 million for the six months compared to the prior year period. The increase is primarily due to an $80 million increase in revenues due to higher natural gas costs, which are passed on to customers, partially offset by lower deliveries of $40 million. Other items, including lower transportation revenues and wholesale entitlements further decreased revenues.

Operating expenses increased $42 million for the six months ended June 30, 2004, primarily due to higher natural gas prices of $62 million, partially offset by fewer purchases of natural gas of $28 million as a result of lower deliveries.

Item 1.  Financial Statements
Central Maine Power Company Condensed Consolidated Statements of Income - (Unaudited)
	Three Months		Six Months

Periods ended June 30	2004	2003	2004	2003

(Thousands)
Operating Revenues
Sales and services	$129,748	$135,259	$292,498	$311,676
Operating Expenses
Electricity purchased	57,422	60,048	120,395	120,686
Other operating expenses	37,825	41,817	79,484	88,305
Maintenance	7,016	8,765	14,841	16,135
Depreciation and amortization	13,173	10,145	21,297	20,365
Other taxes	3,317	3,448	8,324	10,404

Total Operating Expenses	118,753	124,223	244,341	255,895

Operating Income	10,995	11,036	48,157	55,781
Other (Income)	(1,032)	(761)	(2,083)	(1,748)
Other Deductions	164	420	299	799
Interest Charges, Net	6,131	6,614	12,272	13,287

Income Before Income Taxes	5,732	4,763	37,669	43,443
Income Taxes	2,302	1,942	13,412	16,520

Net Income	3,430	2,821	24,257	26,923
Preferred Stock Dividends	361	361	721	721

Earnings Available for Common Stock	$3,069	$2,460	$23,536	$26,202

The notes on pages 41 through 52 are an integral part of the financial statements.

Central Maine Power Company Condensed Consolidated Balance Sheets - (Unaudited)
	June 30, 2004	Dec. 31, 2003

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$14,970	$11,627
Accounts receivable, net	100,153	113,992
Materials and supplies, at average cost	6,734	6,571
Accumulated deferred income tax benefits, net	1,232	1,232
Prepayments and other current assets	4,153	7,135

Total Current Assets	127,242	140,557

Utility Plant, at Original Cost
Electric	1,358,980	1,337,931
Less accumulated depreciation	466,103	451,407

Net Utility Plant in Service	892,877	886,524
Construction work in progress	14,818	15,953

Total Utility Plant	907,695	902,477

Other Property and Investments, Net	23,975	25,475

Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	160,322	173,548
Unfunded future income taxes	104,276	104,276
Unamortized loss on debt reacquisitions	8,059	8,646
Demand-side management program costs	4,589	5,281
Environmental remediation costs	1,613	2,614
Nonutility generator termination agreement	5,319	5,944
Other	74,390	65,145

Total regulatory assets	358,568	365,454

Other assets
Goodwill, net	324,938	324,938
Prepaid pension benefits	35,897	29,623
Other	10,189	18,329

Total other assets	371,024	372,890

Total Regulatory and Other Assets	729,592	738,344

Total Assets	$1,788,504	$1,806,853

The notes on pages 41 through 52 are an integral part of the financial statements.

Central Maine Power Company Condensed Consolidated Balance Sheets - (Unaudited)
	June 30, 2004	Dec. 31, 2003

(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$3,007	$2,999
Notes payable	25,000	15,000
Accounts payable and accrued liabilities	53,211	45,815
Interest accrued	5,471	5,397
Taxes accrued	2,626	1,206
Other	24,192	48,322

Total Current Liabilities	113,507	118,739

Regulatory and Other Liabilities
Regulatory liabilities
Accrued removal obligation	84,096	80,128
Deferred income taxes	78,748	77,849
Gain on sale of generation assets	58,674	76,998
Other	21,708	17,127

Total regulatory liabilities	243,226	252,102

Other liabilities
Deferred income taxes	75,272	65,555
Nuclear plant obligations	160,322	173,548
Other postretirement benefits	75,258	73,181
Environmental remediation costs	2,867	3,017
Other	114,062	113,880

Total other liabilities	427,781	429,181

Total Regulatory and Other Liabilities	671,007	681,283

Long-term debt	313,046	314,511

Total Liabilities	1,097,560	1,114,533

Commitments	-	-
Preferred Stock Preferred stock	35,571	35,571
Common Stock Equity Common stock	156,057	156,057
Capital in excess of par value	482,882	482,794
Retained earnings	33,608	35,072
Accumulated other comprehensive (loss)	(17,174)	(17,174)

Total Common Stock Equity	655,373	656,749

Total Liabilities and Stockholder's Equity	$1,788,504	$1,806,853

The notes on pages 41 through 52 are an integral part of the financial statements.

Central Maine Power Company Condensed Consolidated Statements of Cash Flows - (Unaudited)
Six months ended June 30	2004	2003

(Thousands)
Net Cash Provided by Operating Activities	$42,853	$49,218

Investing Activities
Utility plant additions	(24,506)	(12,847)
Other	2,220	119

Net Cash Used in Investing Activities	(22,286)	(12,728)

Financing Activities
Long-term note repayments	(1,503)	(1,486)
Notes payable three months or less, net	10,000	-
Dividends on common and preferred stock	(25,721)	(25,721)

Net Cash Used in Financing Activities	(17,224)	(27,207)

Net (Decrease) Increase in Cash and Cash Equivalents	3,343	9,283
Cash and Cash Equivalents, Beginning of Period	11,627	20,415

Cash and Cash Equivalents, End of Period	$14,970	$29,698

The notes on pages 41 through 52 are an integral part of the financial statements.

Central Maine Power Company Condensed Consolidated Statements of Retained Earnings - (Unaudited)
Six months ended June 30	2004	2003

(Thousands)
Balance, Beginning of Period	$35,072	$31,682
Add net income	24,257	26,923

	59,329	58,605
Deduct Dividends on Capital Stock
Preferred	721	721
Common	25,000	25,000

	25,721	25,721
Balance, End of Period	$33,608	$32,884

The notes on pages 41 through 52 are an integral part of the financial statements.

Central Maine Power Company Condensed Consolidated Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months

Periods ended June 30	2004	2003	2004	2003

(Thousands)
Net income	$3,430	$2,821	$24,257	$26,923
Other comprehensive income, net of tax
Net unrealized (losses) on derivatives qualified as hedges, net of income tax benefit of $- for the three months in 2004 and $624 in 2003, and $- for the six months in 2004 and $631 in 2003	-	(904)	-	(915)

Total other comprehensive income	-	(904)	-	(915)

Comprehensive Income	$3,430	$1,917	$24,257	$26,008

The notes on pages 41 through 52 are an integral part of the financial statements.

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

CMP Alternative Rate Plan: See Energy East's Item 2(a), Electric Delivery Business, for this discussion.

Regional Transmission Organization: See Energy East's Item 2(a), Electric Delivery Business, for this discussion.

CMP Collective Bargaining Agreement: See Energy East's Item 2(a), Electric Delivery Business, for this discussion.

CMP Stranded Cost Proceeding: See Energy East's Item 2(a), Electric Delivery Business, for this discussion.

CMP Nuclear Costs: See Energy East's Item 2(a), Electric Delivery Business, for this discussion.

Other Matters

Accounting Issues

FIN 46R: See Energy East's Item 2(a), Other Matters, for this discussion. (See Note 7 to the Condensed Financial Statements.)

FASB Staff Position No. FAS 106-2: See Energy East's Item 2(a), Other Matters, for this discussion. (See Note 9 to the Condensed Financial Statements.)

Investing Activities

Capital spending for the first six months of 2004 was $25 million. Capital spending is projected to be $50 million for 2004, and is expected to be paid for primarily with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities, compliance with environmental requirements and governmental mandates and merger integration.

Management's discussion and analysis of financial condition and results of operations

Central Maine Power Company

(b) Results of Operations
Three months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Megawatt-hours	2,124	2,110	1%
Operating Revenues	$129,748	$135,259	(4%)
Operating Expenses	$118,753	$124,223	(4%)
Operating Income	$10,995	$11,036	-
Earnings Available for Common Stock	$3,069	$2,460	25%

Earnings for the quarter increased less than $1 million. A slight decrease in operating income was offset by higher other income and lower interest expense.

Operating revenues for the quarter decreased by $6 million due primarily to rate reductions totaling $5 million reflecting lower amortization of storm and demand-side management costs.

Operating expenses decreased $5 million for the quarter primarily due to lower amortization of ice storm and other costs of $4 million and lower NUG costs of $2 million.

Six months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Megawatt-hours	4,459	4,373	2%
Operating Revenues	$292,498	$311,676	(6%)
Operating Expenses	$244,341	$255,895	(5%)
Operating Income	$48,157	$55,781	(14%)
Earnings Available for Common Stock	$23,536	$26,202	(10%)

Earnings for the six months decreased $3 million compared to the prior year period primarily as a result of lower operating revenues.

Operating revenues for the six months decreased $19 million due primarily to a $23 million decrease because of rate reductions reflecting mainly lower amortization of storm and demand-side management costs. That decrease was partially offset by an increase of $4 million for higher deliveries resulting from economic growth.

Operating expenses for the six months decreased $12 million primarily due to lower amortization of ice storm and other costs of $8 million and a decrease in other taxes of $2 million.

Item 1.  Financial Statements
New York State Electric & Gas Corporation Condensed Statements of Income - (Unaudited)
	Three Months		Six Months

Periods ended June 30	2004	2003	2004	2003

(Thousands)
Operating Revenues
Electric	$358,521	$338,353	$762,505	$744,320
Natural Gas	69,974	75,011	258,204	244,775

Total Operating Revenues	428,495	413,364	1,020,709	989,095

Operating Expenses
Electricity purchased	193,753	179,603	422,430	398,114
Natural gas purchased	41,452	43,569	173,747	150,626
Other operating expenses	51,642	52,685	110,984	100,499
Maintenance	19,195	17,034	34,095	38,430
Depreciation and amortization	25,849	25,063	51,214	49,995
Other taxes	25,669	25,291	56,081	60,664

Total Operating Expenses	357,560	343,245	848,551	798,328

Operating Income	70,935	70,119	172,158	190,767
Other (Income)	(216)	(184)	(172)	(2,108)
Other Deductions	454	(1,553)	172	(1,297)
Interest Charges, Net	18,597	21,022	37,398	40,360

Income Before Income Taxes	52,100	50,834	134,760	153,812
Income Taxes	21,204	20,911	50,947	63,272

Net Income	30,896	29,923	83,813	90,540
Preferred Stock Dividends	99	99	198	198

Earnings Available for Common Stock	$30,797	$29,824	$83,615	$90,342

The notes on pages 41 through 52 are an integral part of the financial statements.
New York State Electric & Gas Corporation Condensed Balance Sheets - (Unaudited)
	June 30, 2004	Dec. 31, 2003

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$17,460	$14,458
Special deposits	5,094	30,353
Accounts receivable, net	237,317	290,166
Fuel, at average cost	26,815	43,207
Materials and supplies, at average cost	6,052	5,893
Accumulated deferred income tax benefits, net	5,415	5,500
Prepayments	21,981	28,917

Total Current Assets	320,134	418,494

Utility Plant, at Original Cost
Electric	2,652,953	2,593,090
Natural gas	698,092	688,705
Common	139,745	120,584

	3,490,790	3,402,379
Less accumulated depreciation	1,183,927	1,144,385

Net Utility Plant in Service	2,306,863	2,257,994
Construction work in progress	12,749	55,638

Total Utility Plant	2,319,612	2,313,632

Other Property and Investments, Net	37,886	37,872

Regulatory and Other Assets
Regulatory assets
Unfunded future income taxes	44,261	42,366
Unamortized loss on debt reacquisitions	36,996	38,863
Environmental remediation costs	74,409	74,734
Deferred income taxes	63,794	71,095
Other	41,827	53,238

Total regulatory assets	261,287	280,296

Other assets
Goodwill, net	11,199	11,199
Prepaid pension benefits	474,770	450,817
Other	99,097	75,255

Total other assets	585,066	537,271

Total Regulatory and Other Assets	846,353	817,567

Total Assets	$3,523,985	$3,587,565

The notes on pages 41 through 52 are an integral part of the financial statements.

New York State Electric & Gas Corporation Condensed Balance Sheets - (Unaudited)
	June 30, 2004	Dec. 31, 2003

(Thousands)
Liabilities
Current Liabilities
Current portion of long-term debt	$338	$710
Notes payable	6,197	41,400
Accounts payable and accrued liabilities	143,611	148,918
Interest accrued	8,748	10,068
Taxes accrued	13,350	15,367
Other	27,904	74,819

Total Current Liabilities	200,148	291,282

Regulatory and Other Liabilities
Regulatory liabilities
Gain on sale of generation assets	52,809	52,642
Accrued removal obligation	314,463	304,065
Other	21,363	21,571

Total regulatory liabilities	388,635	378,278

Other liabilities
Deferred income taxes	532,176	522,919
Other postretirement benefits	214,795	208,393
Asset retirement obligation	382	377
Environmental remediation costs	97,075	97,400
Other	59,386	50,840

Total other liabilities	903,814	879,929

Total Regulatory and Other Liabilities	1,292,449	1,258,207

Long-term debt	1,065,829	1,065,590

Total Liabilities	2,558,426	2,615,079

Commitments	-	-
Preferred Stock Redeemable solely at NYSEG's option	10,159	10,159
Common Stock Equity Common stock	430,057	430,057
Capital in excess of par value	277,543	277,462
Retained earnings	212,663	229,048
Accumulated other comprehensive income	35,137	25,760

Total Common Stock Equity	955,400	962,327

Total Liabilities and Stockholder's Equity	$3,523,985	$3,587,565

The notes on pages 41 through 52 are an integral part of the financial statements.

New York State Electric & Gas Corporation Condensed Statements of Cash Flows - (Unaudited)
Six months ended June 30	2004	2003

(Thousands)
Net Cash Provided by Operating Activities	$164,178	$107,090

Investing Activities
Utility plant additions	(50,662)	(38,836)
Proceeds from sale of utility plant	-	211
Special deposits	25,259	(81,128)
Other	1	(17)

Net Cash Used in Investing Activities	(25,402)	(119,770)

Financing Activities
Notes payable three months or less, net	(35,203)	5,000
Repayments of first mortgage bonds, including net premiums	-	(74,390)
Long-term note issuances	(373)	196,986
Dividends on common and preferred stock	(100,198)	(90,198)

Net Cash Used in Financing Activities	(135,774)	37,398

Net Increase (Decrease) in Cash and Cash Equivalents	3,002	24,718
Cash and Cash Equivalents, Beginning of Period	14,458	11,490

Cash and Cash Equivalents, End of Period	$17,460	$36,208

The notes on pages 41 through 52 are an integral part of the financial statements.

New York State Electric & Gas Corporation Condensed Statements of Retained Earnings - (Unaudited)
Six months ended June 30	2004	2003

(Thousands)
Balance, Beginning of Period	$229,048	$206,519
Add net income	83,813	90,540

	312,861	297,059
Deduct Dividends on Capital Stock
Preferred	198	198
Common	100,000	90,000

	100,198	90,198
Balance, End of Period	$212,663	$206,861

The notes on pages 41 through 52 are an integral part of the financial statements.
New York State Electric & Gas Corporation Condensed Statements of Comprehensive Income - (Unaudited)
	Three Months		Six Months

Periods ended June 30	2004	2003	2004	2003

(Thousands)
Net income	$30,896	$29,923	$83,813	$90,540
Other comprehensive income, net of tax
Net unrealized gains on investments, net of income tax benefit for the three months of $- in 2004 and $(173) in 2003 and for the six months of $- in 2004 and $(166) in 2003	-	260	-	250
Unrealized (losses) gains on derivatives qualified as hedges, net of income tax benefit (expense) for the three months of $(4,712) in 2004 and $2,565 in 2003 and for the six months of $(17,229) in 2004 and $(16,184) in 2003	7,105	(3,868)	25,979	24,402
Reclassification adjustment for derivative (gains) included in net income, net of income tax expense for the three months of $5,710 in 2004 and $2,563 in 2003 and for the six months of $11,010 in 2004 and $11,590 in 2003	(8,609)	(3,864)	(16,601)	(17,476)

Net unrealized (losses) gains on derivatives qualified as hedges	(1,504)	(7,732)	9,378	6,926

Total other comprehensive income	(1,504)	(7,472)	9,378	7,176

Comprehensive Income	$29,392	$22,451	$93,191	$97,716

The notes on pages 41 through 52 are an integral part of the financial statements.

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

Natural Gas Supply Agreements: See Energy East's Item 2(a), Natural Gas Delivery Business, for this discussion.

NYSEG Natural Gas Rate Plan: See Energy East's Item 2(a), Natural Gas Delivery Business, for this discussion.

NYPSC Collaborative on End State of Energy Competition: See Energy East's Item 2(a), Electric Delivery Business, for this discussion.

Other Matters

Accounting Issues

FIN 46R: See Energy East's Item 2(a), Other Matters, for this discussion. (See Note 7 to the Condensed Financial Statements.)

FASB Staff Position No. FAS 106-2: See Energy East's Item 2(a), Other Matters, for this discussion. (See Note 9 to the Condensed Financial Statements.)

Investing and Financing Activities

Investing Activities: Capital spending for the first six months of 2004 was $51 million. Capital spending is projected to be $113 million for 2004 and is expected to be paid for primarily with internally generated funds. Capital spending will be primarily for necessary improvements to existing facilities, the extension of energy delivery service, compliance with environmental requirements and governmental mandates and merger integration.

Financing Activities: See Energy East's Item 2(a), NYSEG Financing Activities, for this discussion.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation

(b) Results of Operations
Three months ended June 30	2004	2003	Change

(Thousands)
Operating Revenues	$428,495	$413,364	4%
Operating Income	$70,935	$70,119	1%
Earnings Available for Common Stock	$30,797	$29,824	3%

Second quarter 2004 earnings increased $1 million as compared to the prior year. An increase in earnings as a result of higher electricity deliveries due to weather was substantially offset by a decrease in earnings due to lower natural gas wholesale deliveries.

Six months ended June 30	2004	2003	Change

(Thousands)
Operating Revenues	$1,020,709	$989,095	3%
Operating Income	$172,158	$190,767	(10%)
Earnings Available for Common Stock	$83,615	$90,342	(7%)

Earnings decreased $7 million for the six months primarily due to lower deliveries in the first quarter because of warmer winter weather in 2004.

Operating Results for the Electric Delivery Business
Three months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Megawatt-hours	3,472	3,362	3%
Operating Revenues	$358,521	$338,353	6%
Operating Expenses	$293,592	$276,011	6%
Operating Income	$64,929	$62,342	4%

The $20 million increase in operating revenues for the quarter was primarily due to increased retail deliveries of $10 million and higher wholesale revenues of $9 million.

Operating expenses increased $18 million for the quarter primarily due to higher purchased power costs of $14 million as a result of higher retail and wholesale sales.

Management's discussion and analysis of financial condition and results of operations

New York State Electric & Gas Corporation
Six months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Megawatt-hours	7,448	7,408	1%
Operating Revenues	$762,505	$744,320	2%
Operating Expenses	$626,937	$600,753	4%
Operating Income	$135,568	$143,567	(6%)

The $18 million increase in operating revenues for the six months was primarily due to higher retail deliveries of $4 million, increased wholesale revenues of $8 million and an $8 million increase in transmission revenues.

Operating expenses increased $26 million for the six months primarily due to higher purchased power costs of $21 million as a result of higher deliveries.

Operating Results for the Natural Gas Delivery Business
Three months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Dekatherms	10,096	11,301	(11%)
Operating Revenues	$69,974	$75,011	(7%)
Operating Expenses	$63,968	$67,234	(5%)
Operating Income	$6,006	$7,777	(23%)

Operating revenues decreased $5 million for the quarter primarily as a result of an $8 million reduction due to lower retail deliveries and an $5 million decrease in wholesale revenues. Those decreases were partially offset by higher revenues of $8 million as a result of higher market prices that were passed on to customers.

Operating expenses decreased $3 million for the quarter, primarily due to lower natural gas purchases of $2 million.

Six months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Dekatherms	35,440	37,809	(6%)
Operating Revenues	$258,204	$244,775	5%
Operating Expenses	$221,614	$197,575	12%
Operating Income	$36,590	$47,200	(22%)

Operating revenues increased $13 million for the six months primarily due to higher natural gas prices of $43 million that were passed on to customers. This increase was somewhat offset by a $15 million decrease because of lower wholesale sales, and a $15 million decrease due to lower retail deliveries because of warmer weather.

Operating expenses for the six months increased $24 million primarily due to higher natural gas purchases of $23 million; reflecting higher prices offset by lower purchase volumes.

Item 1.  Financial Statements
Rochester Gas and Electric Corporation Condensed Statements of Income - (Unaudited)
	Three Months		Six Months

Periods ended June 30	2004	2003	2004	2003

(Thousands)
Operating Revenues
Electric	$160,209	$166,384	$324,393	$342,678
Natural Gas	63,520	62,228	212,682	212,628

Total Operating Revenues	223,729	228,612	537,075	555,306

Operating Expenses
Electricity purchased and fuel used in generation	43,161	34,025	69,792	76,458
Natural gas purchased	35,092	33,545	134,174	131,250
Other operating expenses	34,266	64,846	90,736	155,328
Maintenance	13,183	14,017	28,461	27,450
Depreciation and amortization	31,984	25,688	67,977	52,913
Other taxes	18,929	19,457	38,969	43,792
Gain on sale of generation assets	(319,487)	-	(319,487)	-
Deferral of asset sale gain	214,368	-	214,368	-

Total Operating Expenses	71,496	191,578	324,990	487,191

Operating Income	152,233	37,034	212,085	68,115
Other (Income)	(7,437)	(423)	(8,100)	(2,541)
Other Deductions	1,570	815	1,943	963
Interest Charges, Net	13,696	12,405	27,800	46,387

Income Before Income Taxes	144,404	24,237	190,442	23,306
Income Taxes	115,475	9,564	135,573	7,143

Net Income	28,929	14,673	54,869	16,163
Preferred Stock Dividends	1,315	925	1,828	1,850

Earnings Available for Common Stock	$27,614	$13,748	$53,041	$14,313

The notes on pages 41 through 52 are an integral part of the financial statements.

Rochester Gas and Electric Corporation Condensed Balance Sheets - (Unaudited)
	June 30, 2004	Dec. 31, 2003

(Thousands)
Assets
Current Assets
Cash and cash equivalents	$265,626	$13,596
Special deposits	-	3,706
Accounts receivable, net	121,075	156,038
Advance to affiliate	25,000	-
Fuel, at average cost	28,727	29,310
Materials and supplies, at average cost	8,683	7,016
Accumulated deferred income tax benefits, net	20,831	12,154
Prepayments and other current assets	9,323	13,232

Total Current Assets	479,265	235,052

Utility Plant, at Original Cost
Electric	1,197,468	2,060,980
Natural gas	548,144	522,409
Common	174,283	158,804

	1,919,895	2,742,193
Less accumulated depreciation	505,687	1,271,462

Net Utility Plant in Service	1,414,208	1,470,731
Construction work in progress	38,005	160,595

Total Utility Plant	1,452,213	1,631,326

Other Property and Investments, Net	13,280	287,385

Regulatory and Other Assets
Regulatory assets
Nuclear plant obligations	218,556	240,884
Unfunded future income taxes	-	50,265
Environmental remediation costs	12,247	11,475
Unamortized loss on debt reacquisitions	3,541	-
Nonutility generator termination agreement	96,076	100,687
Asset retirement obligation	-	163,530
Other	152,172	174,998

Total regulatory assets	482,592	741,839

Other assets
Prepaid pension benefits	28,033	16,524
Other	36,796	48,704

Total other assets	64,829	65,228

Total Regulatory and Other Assets	547,421	807,067

Total Assets	$2,492,179	$2,960,830

The notes on pages 41 through 52 are an integral part of the financial statements.

Rochester Gas and Electric Corporation Condensed Balance Sheets - (Unaudited)
	June 30, 2004	Dec. 31, 2003

(Thousands)
Liabilities
Current Liabilities
Current portion of preferred stock subject to mandatory redemption requirements	-	$1,250
Accounts payable and accrued liabilities	$131,065	77,476
Interest accrued	10,552	11,540
Taxes accrued	71,976	24,130
Other	52,806	29,642

Total Current Liabilities	266,399	144,038

Regulatory and Other Liabilities
Regulatory liabilities
Unfunded future income taxes	87,379	-
Accrued removal obligation	169,618	185,472
Deferred income taxes	5,471	186,571
Gain from sale of generation assets	127,403	-
Other	37,851	46,173

Total regulatory liabilities	427,722	418,216

Other liabilities
Deferred income taxes	170,865	72,568
Nuclear waste disposal	104,699	104,095
Other postretirement benefits	73,664	71,956
Environmental remediation costs	26,357	22,356
Asset retirement obligation	2,171	436,096
Other	45,925	39,831

Total other liabilities	423,681	746,902

Total Regulatory and Other Liabilities	851,403	1,165,118

Preferred stock subject to mandatory redemption requirements	-	23,750
Other long-term debt	736,563	826,511

Total long-term debt	736,563	850,261

Total Liabilities	1,854,365	2,159,417

Commitments	-	-
Preferred Stock
Redeemable solely at the option of RG&E	-	47,000
Common Stock Equity
Common stock	194,429	194,429
Capital in excess of par value	556,550	556,190
Retained earnings	4,073	121,032
Treasury stock, at cost	(117,238)	(117,238)

Total Common Stock Equity	637,814	754,413

Total Liabilities and Stockholder's Equity	$2,492,179	$2,960,830

The notes on pages 41 through 52 are an integral part of the financial statements.
Rochester Gas and Electric Corporation Condensed Statements of Cash Flows - (Unaudited)
Six months ended June 30	2004	2003

(Thousands)
Net Cash Provided by Operating Activities	$85,551	$139,955

Investing Activities
Proceeds from sale of generation assets	428,541	-
Refund of excess decommissioning fund	76,593	-
Advance to affiliate	(25,000)	-
Utility plant additions	(32,361)	(40,044)
Nuclear generating plant decommissioning fund	(8,560)	(8,662)
Other	3,706	(2,052)

Net Cash Provided by (Used in) Investing Activities	442,919	(50,758)

Financing Activities
Repayments of first mortgage bonds and preferred stock	(162,000)	(40,000)
Outstanding customer refund, overdraft	57,388	-
Repayment of promissory notes	-	(79,935)
Dividends on common and preferred stock	(171,828)	(31,850)

Net Cash Used in Financing Activities	(276,440)	(151,785)

Net Increase (Decrease) in Cash and Cash Equivalents	252,030	(62,588)
Cash and Cash Equivalents, Beginning of Period	13,596	86,385

Cash and Cash Equivalents, End of Period	$265,626	$23,797

The notes on pages 41 through 52 are an integral part of the financial statements.
Rochester Gas and Electric Corporation Condensed Statements of Retained Earnings - (Unaudited)
Six months ended June 30	2004	2003

(Thousands)
Balance, Beginning of Period	$121,032	$154,267
Add net income	54,869	16,163

	175,901	170,430
Deduct Dividends on Capital Stock
Preferred	1,828	1,850
Common	170,000	30,000

	171,828	31,850
Balance, End of Period	$4,073	$138,580

The notes on pages 41 through 52 are an integral part of the financial statements.

Item 2.  Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

(a) Liquidity and Capital Resources

Restructuring

See Energy East's Item 2(a), Restructuring, for this discussion.

Electric Delivery Business

RG&E's electric delivery business consists of its regulated transmission and distribution operations. It also generates electricity from its one coal-fired plant, three gas turbines and several smaller hydroelectric stations.

RG&E 2003 Electric and Natural Gas Rate Agreements: See Energy East's Item 2(a), Electric Delivery Business, for this discussion.

Sale of Ginna Station: See Energy East's Item 2(a), Electric Delivery Business, for this discussion.

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

Natural Gas Supply Agreements: See Energy East's Item 2(a), Natural Gas Delivery Business, for this discussion.

RG&E 2003 Electric and Natural Gas Rate Agreements

: See Energy East's Item 2(a), Electric Delivery Business, for this discussion.

NYPSC Collaborative on End State of Energy Competition: See Energy East's Item 2(a), Electric Delivery Business, for this discussion.

Other Matters

Accounting Issues

FASB Staff Position No. FAS 106-2: See Energy East's Item 2(a), Other Matters, for this discussion. (See Note 9 to the Condensed Financial Statements.)

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

Investing and Financing Activities

Investing Activities: Capital spending for the first six months of 2004 was $32 million, including nuclear fuel. Capital spending is projected to be $123 million for 2004, including nuclear fuel, and is expected to be paid for primarily with internally generated funds. Capital spending will be primarily for the extension of energy delivery service, necessary improvements to existing facilities, compliance with environmental requirements and governmental mandates and merger integration.

Financing Activities: See Energy East's Item 2(a), RG&E Financing Activities, for this discussion.

(b) Results of Operations
Three months ended June 30	2004	2003	Change

(Thousands)
Operating Revenues	$223,729	$228,612	(2%)
Operating Income	$152,233	$37,034	311%
Earnings Available for Common Stock	$27,614	$13,748	101%

Earnings increased $14 million for the quarter primarily due to one-time effects from the sale of Ginna and the approval of RG&E's Electric and Natural Gas Rate Agreements, which increased earnings $10 million. The one-time effects include the flow-through of excess deferred taxes and investment tax credits and the elimination of certain reserves established pending regulatory determination. Ongoing effects from RG&E's Electric and Natural Gas Rate Agreements added $7 million to earnings, and include increases as a result of RG&E's electric retail access surcharge and natural gas merchant function charge, and annual credits to RG&E from the ASGA as provided in the Electric Rate Agreement. (See RG&E 2003 Electric and Natural Gas Rate Agreements.)

Six months ended June 30	2004	2003	Change

(Thousands)
Operating Revenues	$537,075	$555,306	(3%)
Operating Income	$212,085	$68,115	211%
Earnings Available for Common Stock	$53,041	$14,313	271%

Earnings for the six months increased $39 million primarily due to the second quarter effects of the sale of Ginna and RG&E's Electric and Natural Gas Rate Agreements discussed above that added $17 million to earnings and the recognition of the terms and conditions of the NYPSC rate order for RG&E, which became effective in January 2003, and reduced earnings by $30 million in the first quarter of 2003. The January 2003 rate order included $26 million for excess earnings and related interest.

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

Operating Results for the Electric Delivery Business
Three months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Megawatt-hours	1,699	1,669	2%
Operating Revenues	$160,209	$166,384	(4%)
Operating Expenses	$14,603	$136,048	(89%)
Operating Income	$145,606	$30,336	380%

The $6 million decrease in operating revenues for the quarter is primarily due to a change in market structure that allows ESCOs to provide electricity, which reduced retail revenues by $41 million and increased wholesale revenues by $27 million. That decrease was partially offset by higher retail deliveries that added $3 million to revenues.

Operating expenses decreased $121 million for the quarter primarily due to RG&E's recognition of a $319 million pretax gain on the Ginna sale, partially offset by RG&E's deferral of the gain net of tax of $214 million. The remaining $16 million reduction was primarily the result of lower electricity purchases as a result of the change in market structure and the net effects of the Ginna sale that reduced operating expenses and increased purchased power costs.

Six months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Megawatt-hours	3,439	3,450	-
Operating Revenues	$324,393	$342,678	(5%)
Operating Expenses	$144,345	$309,196	(53%)
Operating Income	$180,048	$33,482	438%

Operating revenues for the six months decreased $18 million due a change in market structure that allows ESCOs to provide electricity, which reduced retail revenues by $77 million and increased wholesale revenues by $55 million.

Operating expenses decreased $165 million for the six primarily due to RG&E's recognition of a $319 million pretax gain on the Ginna sale, partially offset by RG&E's deferral of the gain net of tax of $214 million. An additional decrease of $30 million resulted from the recognition of the terms and conditions of the NYPSC rate order for RG&E, which became effective in January 2003, and increased operating expenses by $30 million in 2003. The remaining $25 million reduction was primarily the result of lower electricity purchases as a result of the change in market structure, and the net effects of the Ginna sale that reduced operating expenses and increased purchased power costs.

Management's discussion and analysis of financial condition and results of operations

Rochester Gas and Electric Corporation

Operating Results for the Natural Gas Delivery Business
Three months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Dekatherms	8,529	9,314	(8%)
Operating Revenues	$63,520	$62,228	2%
Operating Expenses	$56,893	$55,530	2%
Operating Income	$6,627	$6,698	(1%)

Operating revenues increased $1 million for the quarter. Higher market prices for natural gas purchased of $9 million that were passed on to customers were offset by lower deliveries that reduced revenues $7 million.

Operating expenses increased $1 million for the quarter primarily due to higher market prices for purchased natural gas that were offset by fewer purchases because of lower deliveries.
Six months ended June 30	2004	2003	Change

(Thousands)
Retail Deliveries - Dekatherms	32,677	34,347	(5%)
Operating Revenues	$212,682	$212,628	-
Operating Expenses	$180,645	$177,995	1%
Operating Income	$32,037	$34,633	(7%)

Operating revenues remained relatively flat for the six months. Higher market prices for natural gas purchased of $13 million that were passed on to customers were offset by lower deliveries that reduced revenues $13 million.

Operating expenses increased $3 million for the quarter primarily due to higher market prices for purchased natural gas that were offset by lower operating costs.

Item 1.  Financial Statements

Notes to Condensed Financial Statements
for
Energy East Corporation
Central Maine Power Company
New York State Electric & Gas Corporation
Rochester Gas and Electric Corporation

Notes to Condensed Financial Statements of Registrants:
Registrant	Applicable Notes
Energy East	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11
CMP	1, 3, 4, 7, 8, 9, 10, 11
NYSEG	1, 3, 4, 7, 8, 9, 10, 11
RG&E	1, 2, 3, 4, 8, 9, 10, 11

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

Reclassifications: Certain amounts have been reclassified in the company's unaudited financial statements to conform to the 2004 presentation and to reflect discontinued operations.

Note 2. Sale of Ginna Nuclear Generating Station

On June 10, 2004, after receiving all regulatory approvals, RG&E sold Ginna to CGG. RG&E received at closing $429 million in cash. The gain on the sale of Ginna of $319 million net of income taxes of $105 million equals the $214 million deferral of asset sale gain, as reflected on RG&E's statement of income.

RG&E's Electric Rate Agreement resolves all regulatory and ratemaking aspects related to the sale of Ginna, including providing for an ASGA, established at the time of closing in the amount of $357 million, and addressing the disposition of the asset sale gain. Upon closing of the Ginna sale, RG&E transferred $201 million of decommissioning funds to CGG, which will take responsibility for all future decommissioning funding. RG&E retained $77 million in excess decommissioning funds, which was credited to customers as part of the ASGA.

A summary of information on the sale of Ginna and the related ASGA at the time of the sale follows (in thousands):
Cash proceeds	$428,541
Net book value of property sold, excluding decommissioning reserve	(184,564)
Decommissioning reserve	311,571
Decommissioning funds	(277,113)
Excess decommissioning funds retained	76,593
Miscellaneous assets and liabilities, including deferred selling costs	(35,541)

Gain on sale of generation assets, deferred	319,487
Income taxes payable	(105,119)

Deferral of asset sale gain	214,368
Regulatory liability equal to deferred income taxes on the deferred asset sale gain	143,000

Balance at closing, Gain from sale of generation assets, deferred	$357,368

The ASGA was adjusted subsequent to the sale to reflect provisions of RG&E's Electric Rate Agreement, including refunds due to customers. Adjustments to the ASGA to reconcile to the balance of the deferred regulatory liability as of June 30, 2004, were as follows (in thousands):

Gain from sale of generation assets, deferred	$357,368
Regulatory liability equal to deferred income taxes on the deferred asset sale gain	(143,000)
Refund to customers June 2004	(60,003)
Refund to customers January 2005 - Other current liability	(24,997)
Other	(1,965)

Balance at June 30, 2004, Gain from sale of generation assets	$127,403

In addition, the company's and RG&E's effective tax rate was significantly affected by the sale of Ginna. Due to the regulatory accounting for the gain on the sale, any gain in excess of what was required to offset income taxes payable on the sale was required to be deferred. Therefore, RG&E recorded pretax income of $105,119 and income tax expense of $105,119 resulting in a 100% effective tax rate on this income, increasing the effective tax rate from an expected rate of 39% for the company and 41% for RG&E, to an effective rate of 56% for the company and 71% for RG&E.

Note 3. Restructuring

The company recognized a $4 million total liability for an enhanced severance program for 83 accounting and finance employees who were employed through March 31, 2004. During the fourth quarter of 2003, 40%, or approximately $2 million, of the estimated liability was charged to other operating expenses and represented the company's cumulative expense and liability as of December 31, 2003. The remaining $2 million of the liability was charged to other operating expenses in the first quarter of 2004. The total liability includes $0.9 million for CMP, $0.9 million for NYSEG and $1.4 million for RG&E. Approximately $3 million of the total cost was incurred by the electric delivery business and $1 million by the natural gas delivery business. The liability was paid off as of June 30, 2004.

Note 4. Other (Income) and Other Deductions

	Three Months		Six Months

Periods ended June 30	2004	2003	2004	2003

(Thousands)
Energy East
Interest income	$(959)	$(1,086)	$(1,365)	$(2,355)
Allowance for funds used during construction	(160)	(422)	(262)	(966)
Gains from the sale of nonutility property	(1,159)	(5)	(1,236)	(59)
Earnings from equity investments	(852)	(884)	(2,557)	(2,542)
2003 RG&E Electric and Natural Gas Rate Agreement	(6,117)	-	(6,117)	-
Miscellaneous	(2,434)	119	(5,872)	(888)

Total other (income)	$(11,681)	$(2,278)	$(17,409)	$(6,810)

Losses from disposition of property	$3,474	-	$4,048	-
Miscellaneous	924	$1,261	3,627	$3,048

Total other deductions	$4,398	$1,261	$7,675	$3,048

CMP
Interest income	$(20)	$(162)	$(34)	$(418)
Earnings from equity investments	(217)	(480)	(513)	(1,018)
Miscellaneous	(795)	(119)	(1,536)	(312)

Total other (income)	$(1,032)	$(761)	$(2,083)	$(1,748)

Miscellaneous	$164	$420	$299	$799

Total other deductions	$164	$420	$299	$799

NYSEG
Interest income	$(58)	$(274)	$(119)	$(652)
Miscellaneous	(158)	90	(53)	(1,456)

Total other (income)	$(216)	$(184)	$(172)	$(2,108)

Miscellaneous	$454	$(1,553)	$172	$(1,297)

Total other deductions	$454	$(1,553)	$172	$(1,297)

RG&E
Interest income	$(794)	$(236)	$(462)	$(1,947)
2003 RG&E Electric and Natural Gas Rate Agreement	(6,117)	-	(6,117)	-
Miscellaneous	(526)	(187)	(1,521)	(594)

Total other (income)	$(7,437)	$(423)	$(8,100)	$(2,541)

Losses from disposition of property	$3,158	-	$3,158	-
Miscellaneous	(1,588)	$815	(1,215)	$963

Total other deductions	$1,570	$815	$1,943	$963

Note 5. Basic and Diluted Earnings per Share

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

The reconciliation of basic and dilutive average common shares for each period follows:
	Three Months		Six Months

Periods ended June 30	2004	2003	2004	2003

(Thousands)
Basic average common shares outstanding	146,148	145,415	146,116	145,256
Restricted stock awards	448	225	396	173
Potentially dilutive common shares	302	107	266	127
Options issued with SARs	(302)	(107)	(266)	(127)

Dilutive average common shares outstanding	146,596	145,640	146,512	145,429

Options to purchase shares of common stock are excluded from the determination of EPS when the exercise price of an option is greater than the average market price of a common share during the period. Shares excluded from the EPS calculation for the three months ended June 30 were: 0.7 million in 2004 and 5.2 million in 2003, and for the six months ended June 30 were: 1.3 million in 2004 and 5.2 million in 2003.

During the first quarter of 2004 the company awarded 242,038 shares of its common stock, issued out of its treasury stock, to certain employees through its Restricted Stock Plan and recorded deferred compensation of $6 million based on the market price per share of common stock on the dates of the awards, which averaged $23.90.

Note 6. Discontinued Operations

In keeping with its focus on regulated electric and natural gas delivery businesses, during recent years the company has been systematically exiting certain noncore businesses. In June 2004 UWP, a subsidiary of CMP Group, Inc., reached an agreement to sell the assets associated with its utility locating and construction divisions. The sale was completed on July 26, 2004. In 2003 Berkshire Propane, Inc., a subsidiary of Berkshire Energy Resources, sold its assets and Energetix, a subsidiary of RGS Energy Group, Inc. which is a wholly-owned subsidiary of Energy East, sold its Griffith Oil Co., Inc. All three businesses were previously reported in the company's Other business segment. Certain financial information concerning the businesses for the three months and six months ended June 30, 2004 and 2003, is shown in the table below.

	Three Months		Six Months

Periods ended June 30	2004	2003	2004	2003

(Thousands)
Certain Divisions of Union Water Power Co.
Revenues	$8,157	$6,969	$13,175	$10,432

Income (loss) from businesses held for sale (including estimated loss on disposal in 2004 of $5,500)	$(4,249)	$619	$(4,527)	$(1,375)
Income taxes (benefits)	467	100	346	(712)

Income (loss) from discontinued operations	$(4,716)	$519	$(4,873)	$(663)

Griffith Oil Co., Inc.
Revenues	-	$83,922	-	$211,544

Income (loss) from businesses sold	-	$(1,503)	-	$5,916
Income taxes (benefits)	-	(671)	-	2,107

Income (loss) from discontinued operations	-	$(832)	-	$3,809

Berkshire Propane, Inc.
Revenues	-	$1,041	-	$4,472

Income (loss) from businesses sold	-	$(17)	-	$517
Income taxes	-	286	-	506

Income (loss) from discontinued operations	-	$(303)	-	$11

Note 7. FIN 46R

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

CMP and NYSEG have independent, ongoing, power purchase contracts with various nonutility generators (NUGs). (See report on Form 10-K for Energy East, CMP and NYSEG for fiscal year ended December 31, 2003, Item 7 - Liquidity and Capital Resources, Contractual Obligations and Commercial Commitments.) CMP and NYSEG were not involved in the formation of and do not have ownership interests in any NUGs. The company evaluated each of CMP's and NYSEG's power purchase contracts with NUGs with respect to FIN 46R. Most of the power purchase contracts were determined not to be variable interests due to one of the following reasons: the contract is based on a fixed price or a market price and there is no other involvement with the NUG, the contract is short-term in duration, the contract is for a minor portion of the NUG's capacity or the NUGs are either governmental organizations or individuals.

The companies are not able to apply FIN 46R to seven remaining NUGs because they are unable to obtain the information necessary to: (1) determine if the NUGs are variable interest entities, (2) determine if either CMP or NYSEG is a NUG's primary beneficiary or (3) perform the accounting required to consolidate any of the seven NUGs. CMP requested necessary information from four NUGs and NYSEG requested information from three NUGs. Three of the NUGs responded but none provided the requested information. The companies will continue to make efforts to obtain information, including from the four NUGs that did not respond to the request.

The companies purchase electricity from the seven NUGs at above-market prices. CMP and NYSEG are not exposed to any loss as a result of their involvement with NUGs because they are allowed to recover through rates the cost of their purchases. Also, they are under no obligation to a NUG if it decides not to operate for any reason. The combined contractual capacity for the four NUGS from which CMP purchases electricity is approximately 22 MW. CMP's purchases from the four NUGs totaled $7 million for the six months ended June 30, 2004, and $5 million for the six months ended June 30, 2003. The combined contractual capacity for the three NUGS from which NYSEG purchases electricity is approximately 494 MW. NYSEG's purchases from the three NUGs totaled $172 million for the six months ended June 30, 2004, and $169 million for the six months ended June 30, 2003.

CMP and NYSEG did not consolidate any NUGs as of June 30, 2004.

Note 8. Accounts Receivable

Accounts receivable for the companies include unbilled revenues as follows: Energy East - consolidated unbilled revenues of $86 million at June 30, 2004, and $219 million at December 31, 2003; CMP - consolidated unbilled revenues of $13 million at June 30, 2004, and $25 million at December 31, 2003; NYSEG - unbilled revenues of $43 million at June 30, 2004, and $72 million at December 31, 2003; RG&E - unbilled revenues of $20 million at June 30, 2004, and $50 million at December 31, 2003.

Note 9. Retirement Benefits

Components of net periodic benefit cost
	Pension Benefits		Postretirement Benefits
Three months ended June 30	2004	2003	2004	2003

(Thousands)
Energy East
Service cost	$7,807	$7,606	$1,407	$1,501
Interest cost	32,931	33,008	8,987	9,446
Expected return on plan assets	(51,742)	(51,309)	(672)	(786)
Amortization of prior service cost	1,161	1,246	(1,713)	(1,723)
Recognized net actuarial (gain) loss	(210)	(596)	1,583	2,254
Amortization of transition (asset) obligation	(307)	(1,809)	1,984	2,016
Curtailment	-	202	-	(307)

Net periodic benefit cost	$(10,360)	$(11,652)	$11,576	$12,401

CMP
Service cost	$1,017	$1,107	$353	$399
Interest cost	3,506	3,429	2,067	1,976
Expected return on plan assets	(3,852)	(3,688)	(265)	(379)
Amortization of prior service cost	50	61	(157)	(164)
Recognized net actuarial (gain) loss	1,277	1,103	695	539
Curtailment	-	202	-	(307)

Net periodic benefit cost	$1,998	$2,214	$2,693	$2,064

NYSEG
Service cost	$4,471	$4,053	$793	$777
Interest cost	17,421	17,072	4,506	5,012
Expected return on plan assets	(30,968)	(30,231)	-	-
Amortization of prior service cost	1,084	1,166	(1,532)	(1,540)
Recognized net actuarial (gain) loss	(2,758)	(4,071)	808	1,431
Amortization of transition (asset) obligation	(307)	(1,809)	1,983	2,016

Net periodic benefit cost	$(11,057)	$(13,820)	$6,558	$7,696

RG&E
Service cost	$1,234	$1,572	$243	$292
Interest cost	7,435	8,086	1,502	1,562
Expected return on plan assets	(12,136)	(12,823)	-	-
Unrecognized transition obligation	-	-	514	621
Amortization of prior service cost	306	365	277	335
Recognized net actuarial (gain) loss	(1,788)	(2,062)	(110)	(69)

Net periodic benefit cost	$(4,949)	$(4,862)	$2,426	$2,741

	Pension Benefits		Postretirement Benefits
Six months ended June 30	2004	2003	2004	2003

(Thousands)
Energy East
Service cost	$16,055	$15,608	$3,250	$3,343
Interest cost	65,492	66,245	18,369	18,356
Expected return on plan assets	(103,060)	(102,087)	(1,336)	(1,400)
Amortization of prior service cost	2,325	2,493	(3,424)	(3,440)
Recognized net actuarial (gain) loss	(535)	(3,093)	3,795	3,365
Amortization of transition (asset) obligation	(615)	(3,619)	4,001	4,033
Curtailment	-	202	-	(307)

Net periodic benefit cost	$(20,338)	$(24,251)	$24,655	$23,950

CMP
Service cost	$2,118	$2,206	$839	$907
Interest cost	6,968	6,787	4,110	3,957
Expected return on plan assets	(7,444)	(7,053)	(520)	(582)
Amortization of prior service cost	99	109	(314)	(321)
Recognized net actuarial (gain) loss	2,420	2,000	1,271	1,047
Curtailment	-	202	-	(307)

Net periodic benefit cost	$4,161	$4,251	$5,386	$4,701

NYSEG
Service cost	$9,054	$8,434	$1,745	$1,616
Interest cost	34,435	33,928	9,413	9,413
Expected return on plan assets	(61,908)	(60,333)	-	-
Amortization of prior service cost	2,167	2,329	(3,065)	(3,079)
Recognized net actuarial (gain) loss	(6,144)	(8,355)	2,227	1,885
Amortization of transition (asset) obligation	(615)	(3,619)	4,000	4,033

Net periodic benefit cost	$(23,011)	$(27,616)	$14,320	$13,868

RG&E
Service cost	$2,740	$3,143	$515	$584
Interest cost	14,902	16,172	3,027	3,124
Expected return on plan assets	(24,592)	(25,646)	-	-
Unrecognized transition obligation	-	-	1,059	1,242
Amortization of prior service cost	631	731	571	670
Recognized net actuarial (gain) loss	(3,453)	(4,124)	(132)	(138)

Net periodic benefit cost	$(9,772)	$(9,724)	$5,040	$5,482

In April of 2004 Energy East contributed $19 million to its retirement benefit plans, including $11 million for CMP.

In December 2003 President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004 the FASB issued its FASB Staff Position (FSP) No. FAS 106-2, which addresses how and when a plan sponsor should account for the federal subsidy introduced by the Act and could require the plan sponsor to change previously reported information. FSP No. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. When FSP No. FAS 106-2 becomes effective it supersedes FSP No. FAS 106-1. The company, CMP, NYSEG and RG&E will apply FSP No. 106-2 beginning July 1, 2004. However, since detailed regulations necessary to implement the Act have not been issued, the companies are unable to conclude whether the benefits provided by their plans are actuarially equivalent to Medicare Part D under the Act. Any measures of the accumulated pension benefit obligation or net periodic postretirement benefit cost in the companies' financial statements or accompanying notes do not reflect any amount associated with the subsidy because the companies' are unable to conclude whether the benefits provided by their plans are actuarially equivalent to Medicare Part D. The companies have not yet determined the potential effects of the Act on their future postretirement costs, including the participation rates in their benefit plans, or whether any amendments to their benefit plans are appropriate given the provisions of the Act.

Note 10. Goodwill and Intangible Assets

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

Changes in the carrying amounts of Energy East's goodwill, by operating segment, from January 1, 2004, to June 30, 2004, are shown in the table below.

	Electric Delivery	Natural Gas Delivery	Other	Total

(Thousands)
Balance, January 1, 2004	$844,531	$677,119	$11,473	$1,533,123
Goodwill related to businesses held for sale	-	-	(5,500)	(5,500)
Preacquisition income tax adjustment	(40)	(531)	117	(454)

Balance, June 30, 2004	$844,491	$676,588	$6,090	$1,527,169

The carrying amount of CMP's goodwill, which is included in its electric delivery operating segment, was $325 million as of June 30, 2004, and January 1, 2004. The carrying amount of NYSEG's goodwill, which is included in its natural gas delivery operating segment, was $11 million as of June 30, 2004, and January 1, 2004.

The company's unamortized intangible assets had a carrying amount of $10 million at June 30, 2004, and December 31, 2003, and primarily consisted of pension assets. The company's amortized intangible assets had a gross carrying amount of $31 million at June 30, 2004, and December 31, 2003, and primarily consisted of investments in pipelines. Accumulated amortization was $13 million at June 30, 2004, and $12 million at December 31, 2003. Estimated amortization expense for intangible assets for the next five years is approximately $3 million for 2004, $2 million for 2005, and $1 million each year for 2006 through 2008.

CMP's unamortized intangible assets consist of pension assets and had a carrying amount of $2 million at June 30, 2004, and December 31, 2003. CMP's amortized intangible assets had a gross carrying amount and accumulated amortization of less than $0.3 million at June 30, 2004, and December 31, 2003, and primarily consisted of technology rights. Estimated amortization expense for intangible assets is $26 thousand for the years 2004 through 2006, and $8 thousand for 2007, after which amortization will be complete.

NYSEG's unamortized intangible assets had a carrying amount of $1.4 million at June 30, 2004, and December 31, 2003, and primarily consisted of pension assets, franchises and consents. NYSEG's amortized intangible assets had a gross carrying amount of $1.8 million at June 30, 2004, and $1.5 million at December 31, 2003, and accumulated amortization of $1 million at June 30, 2004, and December 31, 2003, and consisted of hydroelectric licenses. Estimated amortization expense for intangible assets for the next five years is $41 thousand for the years 2004 through 2006, $38 thousand for 2007 and $35 thousand for 2008.

RG&E's amortized intangible assets consist of water rights, and had a gross carrying amount of $3 million and accumulated amortization of $2 million at June 30, 2004, and December 31, 2003. Estimated amortization expense for intangible assets is $78 thousand for each of the next five years, 2004 through 2008.

Note 11. Segment Information

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

Selected information for Energy East's, CMP's, NYSEG's and RG&E's business segments is:
	Electric Delivery	Natural Gas Delivery	Other	Total

(Thousands)
Three Months Ended
June 30, 2004
Operating Revenues Energy East CMP NYSEG RG&E	$641,057 $129,748 $358,521 $160,209	$240,282 - $69,974 $63,520	$99,227 - - -	$980,566 $129,748 $428,495 $223,729
Net Income (Loss) Energy East CMP NYSEG RG&E	$41,986 $3,430 $30,184 $27,464	$(12,431) - $712 $1,465	$8,511 - - -	$38,066 $3,430 $30,896 $28,929
June 30, 2003
Operating Revenues Energy East CMP NYSEG RG&E	$640,035 $135,259 $338,353 $166,384	$264,054 - $75,011 $62,228	$75,024 - - -	$979,113 $135,259 $413,364 $228,612
Net Income (Loss) Energy East CMP NYSEG RG&E	$29,900 $2,821 $28,130 $12,030	$(602) - $1,793 $2,643	$(1,581) - - -	$27,717 $2,821 $29,923 $14,673

	Electric Delivery	Natural Gas Delivery	Other	Total

(Thousands)
Six Months Ended
June 30, 2004
Operating Revenues Energy East CMP NYSEG RG&E	$1,371,652 $292,498 $762,505 $324,393	$922,006 - $258,204 $212,682	$267,981 - - -	$2,561,639 $292,498 $1,020,709 $537,075
Net Income (Loss) Energy East CMP NYSEG RG&E	$113,512 $24,257 $67,161 $41,143	$54,171 - $16,652 $13,726	$(9,065) - - -	$158,618 $24,257 $83,813 $54,869
June 30, 2003
Operating Revenues Energy East CMP NYSEG RG&E	$1,398,748 $311,676 $744,320 $342,678	$904,167 - $244,775 $212,628	$181,029 - - -	$2,483,944 $311,676 $989,095 $555,306
Net Income (Loss) Energy East CMP NYSEG RG&E	$92,575 $26,923 $67,722 $(2,319)	$65,623 - $22,818 $18,482	$158,618 - - -	$163,181 $26,923 $90,540 $16,163
Total Assets
June 30, 2004 Energy East CMP NYSEG RG&E	$6,736,575 $1,788,504 $2,466,720 $1,923,840	$3,644,236 - $1,057,265 $568,339	$287,217 - - -	$10,668,028 $1,788,504 $3,523,985 $2,492,179
December 31, 2003 Energy East CMP NYSEG RG&E	$7,293,829 $1,806,853 $2,664,449 $2,288,175	$3,536,280 - $870,464 $590,555	$476,323 - $52,652 $82,100	$11,306,432 $1,806,853 $3,587,565 $2,960,830

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

In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that involve risks and uncertainties and that could cause actual results to differ materially from those contemplated in any forward-looking statements include, among others: the deregulation and continued regulatory unbundling of a vertically integrated industry; the companies' ability to compete in the rapidly changing and increasingly competitive electricity and/or natural gas utility markets; regulatory uncertainty in a politically-charged environment of changing energy prices; the operation of the New York Independent System Operator and ISO New England, Inc.; the operation of a regional transmission organization; the ability to recover nonutility generator and other costs; changes in fuel supply or cost and the success of strategies to satisfy power requirements; the company's ability to expand its products and services, including its energy infrastructure in the Northeast; the company's ability to integrate the operations of Berkshire Energy Resources, CMP Group, Inc., Connecticut Energy Corporation, CTG Resources, Inc, RGS Energy Group, Inc., and NYSEG; the company's ability to achieve enterprise-wide integration synergies; market risk; the ability to obtain adequate and timely rate relief; nuclear or environmental incidents; legal or administrative proceedings; changes in the cost or availability of capital; growth in the areas in which the companies are doing business; weather variations affecting customer energy usage; authoritative accounting guidance; acts of terrorists; and other considerations, such as the effect of the volatility in the equity markets on pension benefit cost, that may be disclosed from time to time in the companies' publicly disseminated documents and filings. The companies undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

NYSEG's current electric rate plan offers retail customers choice in their electricity supply including a variable rate option, an option to purchase electricity supply from an alternative energy company, and a bundled rate option. Approximately 38% of NYSEG's total electric load is now provided by an alternative energy company or at the market price. NYSEG's exposure to fluctuations in the market price of electricity is limited to the load required to serve those customers who select the bundled rate option, which combines delivery and supply service at a fixed price. For 2004 the customer supply cost component is based on average electricity forward prices for 2003 and 2004 available during September 2002, plus 35% to cover the costs and risk that NYSEG is assuming by providing a bundled rate option to retail customers. NYSEG actively hedges the load required to serve customers who select the bundled rate option. As of July 30, 2004, NYSEG's load was 98% hedged for on-peak periods and 92% hedged for off-peak periods in 2004. A fluctuation of $1.00 per megawatt-hour in the price of electricity would change earnings by $0.25 million for August through December 2004. The percentage of NYSEG's hedged load is based on NYSEG's load forecasts, which include certain assumptions such as historical weather patterns. Actual results could differ as a result of changes in the load compared to the load forecast.

Under the terms of its Electric Rate Agreement RG&E is allowed to recover its actual fuel expenses effective May 1, 2004, and the earnings risks related to changes in market value of electricity are eliminated. Beginning January 1, 2005, in accordance with its Electric Rate Agreement, RG&E will offer its retail customers choice in their electricity supply including a variable price option, an option to purchase electricity supply from an alternative energy company and a fixed price option. RG&E's exposure to fluctuations in the market price of electricity will be limited to the load required to serve those customers who select the fixed rate option, which combines delivery and supply service at a bundled price.

NYSEG and RG&E use natural gas futures and forwards to manage fluctuations in natural gas commodity prices and provide price stability to customers. The cost or benefit of natural gas futures and forwards is included in the commodity cost when the related sales commitments are fulfilled. NYSEG and RG&E are allowed to pass all actual natural gas commodity costs through to customers.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Changes in Rights of Holders of Energy East Common Stock

On June 18, 2004, the stockholders of the company approved amendments to the Certificate of Incorporation to eliminate the classification of the Board of Directors and to eliminate cumulative voting in the election of directors. On June 21, 2004, the company filed an Amendment to the Certificate of Incorporation to reflect the changes. All directors will be elected annually beginning at the 2005 Annual Meeting.

(e) Issuer Purchases of Equity Securities
Energy East Corporation
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

Month #1 (April 1, 2004 to April 30, 2004)	4,034(1)	$24.30	-	-

Month #2 (May 1, 2004 to May 31, 2004)	6,503(1)	$22.60	-	-

Month #3 (June 1, 2004 to June 30, 2004)	9,721(2)	$23.54	-	-

Total	20,258	$23.39	-	-

(1) Represents shares of the company's common stock (Par Value $.01) purchased in open-market transactions on behalf of the company's Employees' Stock Purchase Plan.
(2) Includes 4,549 shares of the company's common stock (Par Value $.01) purchased in open-market transactions on behalf of the company's Employees' Stock Purchase Plan; and 5,172 shares of the company's common stock (Par Value $.01) that were awarded through the company's Restricted Stock Plan and upon vesting of shares of restricted stock were withheld to satisfy tax withholding obligations.

Rochester Gas and Electric Corporation
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

Month #1 (April 1, 2004 to April 30, 2004)	None

Month #2 (May 1, 2004 to May 31, 2004)	470,000 (1)	$102.31	-	-

Month #3 (June 1, 2004 to June 30, 2004)	None

Total	470,000	$102.31	-	-

(1) These share purchases were a redemption of all of RG&E's remaining preferred stock, all Par Value $100. (See Energy East's Part I, Item 2(a) - RG&E Financing Activities.)

CMP and NYSEG had no issuer purchases of equity securities during the quarter ended June 30, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

Energy East Corporation

Energy East's Annual Meeting of Stockholders was held on June 18, 2004. The following matters were voted on:

(a)  The election of four directors:
Nominees	Votes For	Votes Withheld
Richard Aurelio	126,363,429	4,134,624
James A. Carrigg	126,050,963	4,447,090
David M. Jagger	125,642,840	4,855,213
Ben E. Lynch	125,253,822	5,244,231

(b)  Approval of an amendment to the Certificate of Incorporation to eliminate the classification of the Board of Directors:
Shares For:	123,959,588
Shares Against:	4,664,053
Shares Abstain:	1,874,412

(c)  Approval of an amendment to the Certificate of Incorporation to eliminate cumulative voting in the election of directors:
Shares For:	80,144,510
Shares Against:	26,967,131
Shares Abstain:	1,881,723
Broker Nonvoted:	21,504,689

(d) Approval of an existing employee stock purchase plan:
Shares For:	103,745,975
Shares Against:	3,712,018
Shares Abstain:	1,535,371
Broker Nonvoted:	21,504,689

(e) Ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants:
Shares For:	126,296,571
Shares Against:	3,107,602
Shares Abstain:	1,093,880

Central Maine Power Company

CMP's Annual Meeting of Stockholders was held on June 18, 2004. The election of three directors was voted on:

Nominees	Votes For	Votes Withheld
Sara J. Burns	3,121,680	-
Kenneth M. Jasinski	3,121,680	-
Wesley W. von Schack	3,121,680	-

New York State Electric & Gas Corporation

On June 18, 2004, RGS Energy Group, Inc., a wholly-owned subsidiary of Energy East Corporation and the owner of all of the outstanding shares of NYSEG's common stock, by written consent in lieu of the annual meeting of stockholders, elected Kenneth M. Jasinski, James P. Laurito, Wesley W. von Schack and Denis Wickham directors of NYSEG. Mr. Wickham retired on July 1, 2004, in accordance with his previously announced plans.

Rochester Gas and Electric Corporation

On June 18, 2004, RGS Energy Group, Inc., a wholly-owned subsidiary of Energy East Corporation and the owner of all of the outstanding shares of RG&E's common stock, by written consent in lieu of the annual meeting of stockholders, elected Kenneth M. Jasinski, James P. Laurito, Wesley W. von Schack and Denis Wickham directors of RG&E. Mr. Wickham retired on July 1, 2004, in accordance with his previously announced plans.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Exhibit Index.

(b)  The following reports on Form 8-K were filed or furnished during the quarter:

Energy East filed four reports on Form 8-K. One report, dated May 7, 2004, was furnished to report certain information under Item 7, "Financial Statements and Exhibits," Item 9, "Regulation FD Disclosure," and Item 12, " Results of Operation and Financial Condition," Two other reports, dated May 19, 2004, and May 24, 2004, were filed to report certain information under Item 5, "Other Events," and Item 7, "Financial Statements and Exhibits." Another report, dated June 10, 2004, was filed to report certain information under Item 5, "Other Events."

RG&E filed three reports on Form 8-K. Two reports, dated May 19, 2004, and May 24, 2004, were filed to report certain information under Item 5, "Other Events," and Item 7, "Financial Statements and Exhibits." Another report, dated June 10, 2004, was filed to report certain information under Item 5, "Other Events."

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	ENERGY EAST CORPORATION (Registrant) By /s/Robert E. Rude Robert E. Rude Vice President and Controller (Principal Accounting Officer)
Date: August 5, 2004	CENTRAL MAINE POWER COMPANY (Registrant) By /s/Robert S. Mahoney Robert S. Mahoney Vice President - Controller & Treasurer, Clerk (Principal Financial Officer)
Date: August 5, 2004	NEW YORK STATE ELECTRIC & GAS CORPORATION (Registrant) By /s/Joseph J. Syta Joseph J. Syta Vice President - Controller & Treasurer (Principal Financial Officer)
Date: August 5, 2004	ROCHESTER GAS AND ELECTRIC CORPORATION (Registrant) By /s/Joseph J. Syta Joseph J. Syta Vice President - Controller & Treasurer (Principal Financial Officer)

EXHIBIT INDEX

(a) (1) The following exhibits are delivered with this report:
Registrant	Exhibit No.	Description of Exhibit
Energy East Corporation	3-5 -	Certificate of Amendment of the Certificate of Incorporation filed in the Office of the Secretary of State of the State of New York on June 21, 2004.
	(A)10-21 -	Amended and Restated Employment Agreement dated as of July 1, 2004, by an among the Company, Energy East Management Corporation and W. W. von Schack.
	(A)10-22 -	Supplemental Executive Retirement Plan Amendment No. 2.
	31-1 -	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	31-2 -	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	32* -	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
Central Maine Power	31-1 -	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
Company	31-2 -	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	32* -	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
New York State Electric	31-1 -	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
& Gas Corporation	31-2 -	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	32* -	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
Rochester Gas and	31-1 -	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
Electric Corporation	31-2 -	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
	32* -	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*Furnished pursuant to Regulation S-K Item 601(b)(32).

(a) (2) The following exhibits are incorporated herein by reference:
Registrant	Exhibit No.	Filed in	As Exhibit No.
Energy East Corporation	3-1 -

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

3-3
Central Maine Power Company	(A)10-27 -	Energy East Corporation's Supplemental Executive Retirement Plan Amendment No. 2 - Energy East Corporation's 10-Q for the quarter ended June 30, 2004 - File No. 1-14766	10-22
New York State Electric & Gas Corporation	(A)10-34 -	Energy East Corporation's Supplemental Executive Retirement Plan Amendment No. 2 - Energy East Corporation's 10-Q for the quarter ended June 30, 2004 - File No. 1-14766	10-22

Registrant	Exhibit No.	Filed in	As Exhibit No.
Rochester Gas and Electric Corporation	(A)10-27 -	Energy East Corporation's Supplemental Executive Retirement Plan - Energy East Corporation's 10-Q for the quarter ended September 30, 2001 - File No. 1-14766	10-33
	(A)10-28 -	Energy East Corporation's Supplemental Executive Retirement Plan Amendment No. 1 - Energy East Corporation's 10-K for the year ended December 31, 2001 - File No. 1-14766	10-5
	(A)10-29 -	Energy East Corporation's Supplemental Executive Retirement Plan Amendment No. 2 - Energy East Corporation's 10-Q for the quarter ended June 30, 2004 - File No. 1-14766	10-22

_________________________________
(A) Management contract or compensatory plan or arrangement.

Energy East agrees to furnish to the Commission, upon request, a copy of (i) the Five-Year Revolving Credit Agreement among Energy East, certain lenders, Wachovia Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent and Citibank, N.A., KeyBank N.A. and UBS Loan Finance, LLC, as Co-Documentation Agents, dated as of July 21, 2004; and (ii) the Revolving Credit Agreement among NYSEG, RG&E, certain lenders, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent and Citibank, N.A., KeyBank N.A. and UBS Loan Finance, LLC, as Co-Documentation Agents, dated as of July 21, 2004 (the "Joint Revolving Credit Agreement"). The total amount of securities under each such document does not exceed 10% of the total assets of Energy East.

NYSEG agrees to furnish to the Commission, upon request, a copy of the Joint Revolving Credit Agreement. The total amount of securities issuable by NYSEG under the Joint Revolving Credit Agreement does not exceed 10% of the total assets of NYSEG.

RG&E agrees to furnish to the Commission, upon request, a copy of the Joint Revolving Credit Agreement. The total amount of securities issuable by RG&E under the Joint Revolving Credit Agreement does not exceed 10% of the total assets of RG&E.